Form 10-K
period 1999-01-02
EYE CARE CENTERS OF AMERICA INC
filed 1999-04-02
CIK 759896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

Mark One

 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the fiscal year ended January 2, 1999.


         Transition report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934.


                        Commission file number 333-56551

                        EYE CARE CENTERS OF AMERICA, INC.
                    (Exact name as specified in its charter)

                   TEXAS                              74-2337775
        (State or other jurisdiction       (IRS employer identification no.)
     of incorporation or organization)

                                11103 West Avenue
                          San Antonio, Texas 78213-1392
          (Address of principal executive offices, including ZIP Code)

                                 (210) 340-3531
                (Company's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes     No  X
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A
           ---

     Aggregate market value of common stock held by non-affiliates of the registrant is $358,770. As the registrant's common stock is not traded publicly, the per share price used in this calculation is based on the per share price of the registrant's last transaction which was the Recapitalization effective April 24, 1998 ($10.41 per share after stock split).

     Applicable only to Corporate Registrants: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,412,619 shares of common stock as of March 23, 1999.

     Documents incorporated by reference: None

                                 FORM 10-K INDEX

                                                               PART I

ITEM 1.          BUSINESS....................................................................................... 1

ITEM 2.          PROPERTIES.....................................................................................17

ITEM 3.          LEGAL PROCEEDINGS..............................................................................17

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................17

                                                               PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS...........................18

ITEM 6.          SELECTED CONSOLIDATED FINANCIAL DATA...........................................................18

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........19


ITEM 7a.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................29

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................29

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........29


                                                              PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................30

ITEM 11.         EXECUTIVE COMPENSATION.........................................................................32

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................36


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................37

                                                               PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K................................38

                                     PART I
ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO SUCH FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS, (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION AND (V) THE ABILITY OF THE COMPANY TO MAKE AND INTEGRATE ACQUISITIONS.

GENERAL

     Eye Care Centers of America, Inc. ("the Company") is the fourth largest retail optical chain in the United States as measured by net revenues, operating or managing 270 stores, 243 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's ValuVision" and "Binyon's." The Company utilizes a strategy of clustering its stores within its targeted markets in order to build local market leadership and strong consumer brand awareness, as well as to achieve economies of scale in advertising, management and field overhead. Management believes that the Company has the number one or two superstore market share position in fourteen of its top fifteen markets, including Washington, D.C., Houston, Dallas, Tampa/St. Petersburg, Phoenix, Miami/Ft. Lauderdale, Portland and San Antonio. Based on a 1997 survey conducted on behalf of the Company in seven of its top markets, the Company has average total brand awareness of 90% and a reputation for quality service and value. The Company has achieved positive same store sales growth in each of the past six years and generated net revenues and EBITDA for the fiscal year ended January 2, 1999, of $237.9 million and $37.2 million, respectively.

     The Company's stores, which average approximately 4,500 square feet, carry a broad selection of branded frames at competitive prices, including designer eyewear such as Armani, Laura Ashley, Calvin Klein and Polo/Ralph Lauren, as well as its own proprietary brands. In addition, the Company's superstores offer customers "one-hour service" on most prescriptions, utilizing on-site processing laboratories to grind, coat and edge lenses. Moreover, independent optometrists ("ODs") located inside or adjacent to all of the Company's stores offer customers convenient eye exams and provide a consistent source of retail business. In the Company's experience, over 80% of such ODs' regular eye exam patients purchase eyewear from the Company.

     Since joining the Company as President and Chief Executive Officer in early 1996, Bernard W. Andrews has built a management team with extensive operating, merchandising and marketing experience in the optical and retail industries. This management team has focused on improving operating efficiencies and growing the business through both strategic acquisitions and new store openings. Under current management, the Company's net revenues has increased from $140.2 million in fiscal 1995 to $237.9 million in fiscal 1998, while the Company's store base increased from 152 to 270 over the same period, primarily as a result of three acquisitions. The Company's senior management team owns or has the right to acquire approximately 15% of the Company's common stock on a fully diluted basis, through direct ownership and incentive option plans.

BUSINESS STRATEGY

     The Company plans to capitalize on the favorable industry trends discussed in "Industry" by building local market leadership through the implementation of the following key elements of its business strategy.

        MAXIMIZE STORE PROFITABILITY. Management plans to continue to improve the Company's operating margins through superior day-to-day store execution, customer service and inventory asset management. The Company has implemented various programs focused on (i) increased sales of higher margin, value-added and proprietary products, (ii) continued store expense reductions, (iii) extensive productivity-enhancing employee training and
     (iv) an upgraded point-of-sale information system. Management believes its store clustering strategy will enable the Company to continue to leverage local advertising and field management costs to improve its operating margins. In addition, management believes that the Company can achieve further improvement in its operating margins by realizing certain synergies from its recent acquisitions, particularly from the pending introduction of its upgraded point-of-sale information system to the acquired stores.

        EXPAND STORE BASE. In order to continue to build leadership in its targeted markets, the Company plans to take advantage of significant "fill-in" opportunities in its existing markets, as well as enter attractive new markets where it can achieve a number one or two market share position. Consequently, the Company currently plans to open twenty to thirty new stores per year over the next three years, with approximately two-thirds of these new stores currently expected to be opened in existing markets. Management believes that the Company has in place the systems and infrastructure to execute its expanded new store opening plan. The

     Company uses a sophisticated site selection model utilizing proprietary software which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate the attractiveness of new store openings. The Company has reduced the new store site development costs of opening a new store from approximately $450,000 in 1993 to $400,000 in 1998, by utilizing a smaller store format averaging approximately 3,500 square feet and by equipping each new store with standardized fixtures and equipment. In addition, pre-opening costs average $18,000 and initial inventory requirements for new stores average $85,000, of which approximately 40% is typically financed by vendors.

        PURSUE ACQUISITION OPPORTUNITIES. The Company has successfully consummated and integrated three acquisitions over the last three years:
     (i) in September 1996, the Company acquired Visionworks Holdings, Inc., and its subsidiaries (collectively, "Visionworks"), a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.C., (the "Visionworks Acquisition"), (ii) in September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries (collectively, "TSGI"), with ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C., a Virginia professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C. (the "PC"), and simultaneously entered into a long-term management agreement with the PC to manage the PC's twelve stores in Virginia (collectively, the "Hour Eyes Acquisition") and (iii) in September 1998, the Company acquired certain of the assets of Dr. Bizer's VisionWorld, PLLC and related entities (the "Bizer Entities"), a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into a long-term management agreement with a private optometrist to manage such nineteen stores (collectively, the "VisionWorld Acquisition"). Management believes that it has the experience, internal resources and information systems to continue to identify and integrate acquisitions successfully. Acquisition candidates typically would be independent practitioners and smaller chains, which face increasing difficulties competing with larger, more efficient chains, particularly in a managed care environment. In addition, acquisition candidates generally would have significant market share in a given geographic region and offer the Company opportunities to increase revenues, generate cost savings and extend managed care coverage.

        CAPITALIZE ON MANAGED VISION CARE. Management has made a strategic decision to pursue managed care contracts aggressively in order to help grow the Company's retail business and over the past four years has devoted significant management resources to the development of its managed care business. As part of its effort, the Company has: (i) implemented direct marketing programs and information systems necessary to compete for managed care contracts with large employers, groups of employers and other third party payors, (ii) developed significant relationships with certain HMOs and insurance companies (e.g., Kaiser Permanente and Humana), which have strengthened the Company's ability to secure managed care contracts and
     (iii) obtained a single service HMO license in Texas to target additional managed care contracts with large employers and groups of employers. While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed care contracts more than offsets the lower average ticket price. As of January 2, 1999, the Company participated in managed vision care programs covering approximately 2.8 million lives, with retail sales from managed care lives totaling approximately 24% of fiscal 1998 optical sales. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

ACQUISITION HISTORY

     The Company was incorporated in Texas in 1984, acquired by Sears, Roebuck and Co. in 1987, acquired by Desai Capital Management Incorporated in 1993 and the Thomas H. Lee Company recapitalized the Company in April 1998. From its organization through 1988, the Company expanded its business through the acquisition of: (i) a thirteen store Phoenix-based chain named 20/20 Eye Care in 1986, (ii) a twelve store Texas and Louisiana-based chain named EyeMasters in 1986, (iii) five stores in Phoenix from EyeCo. in 1988 and (iv) a twenty store Portland-based chain named Binyon's in 1988.

     Since the current management team implemented a strategy focused on improving operating efficiencies and increasing the store base in early 1996, the Company has successfully acquired and integrated three acquisitions. In September 1996, the Company acquired Visionworks Holdings Inc., a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D. C., with forty-nine superstores and eleven optical stores located near Eckerd Corporation stores. In September 1997, the Company acquired TSGI, with ten Hours Eyes stores in Maryland and Washington, D.C., and certain of the assets of the PC, with twelve Hour Eyes stores in Virginia, and simultaneously entered into a long-term management agreement with the PC to manage the PC's twelve stores in Virginia. In September 1998, the Company acquired certain of the assets of the Bizer entities, a nineteen store optical retailer located primarily in Kentucky and Tennessee operated under the tradenames Dr. Bizer's VisionWorld, Dr. Bizer's ValuVision and Doctor's ValuVision, and simultaneously entered into a long-term management agreement with a private optometrist to manage such nineteen stores.

     The following table sets forth a summary of the Company's stores, as of March 23, 1999, ranked by number of stores by trade name:

                                                NUMBER OF       GEOGRAPHIC     AVERAGE STORE
  TRADE NAME                                     STORES         FOCUS          FORMAT            BUSINESS MIX
  ----------                                     ------         -----          ------            ------------

EyeMasters.......................................  155          Southwest,     Superstores       Glasses
                                                                Midwest,       Sq. Ft. 4,200     Managed Care
                                                                Southeast      Lab
                                                                               OD Subleases
Visionworks......................................   57          Mid Atlantic,  Superstores       Glasses
                                                                Southeast      Sq. Ft. 6,700     Contacts
                                                                               Lab               Managed Care
                                                                               OD Subleases
Hour Eyes........................................   25          Mid Atlantic   Conventional      Glasses
                                                                               Sq. Ft. 2,200     Contacts
                                                                               Lab               Managed Care
Dr. Bizer's VisionWorld, Dr. Bizer's
ValuVision and Doctor's ValuVision...............   19          Southeast      Superstores       Glasses
                                                                               Sq. Ft. 5,800     Contacts
                                                                               Lab               Managed Care
Binyon's.........................................   14          Pacific        Superstores       Glasses
                                                   ---
                                                                Northwest      Sq. Ft. 4,200     Managed Care
                                                                               Lab
                                                                               OD Subleases
          Total..................................  270
                                                   ===

STORE OPERATIONS

     OVERVIEW. The Company believes that the location of its stores is an essential element of its strategy to compete effectively in the optical retail market. The Company emphasizes locations within regional shopping malls, power centers, strip shopping centers and free-standing locations. The Company generally targets retail space that is close to high volume retail anchor stores frequented by middle to high-income clientele. In order to generate economies of scale in advertising, management and field overhead expenses, the Company attempts to cluster its stores within a direct marketing area.

     The following table sets forth as of January 2, 1999 the Company's top fifteen markets and management's estimate of the Company's superstore market share ranking each of these markets as measured by sales.

                                                                                NUMBER OF        MARKET
                     DESIGNATED MARKET AREA                                    SUPERSTORES     SHARE RANK
               ---------------------------------                              ------------    -----------

               Washington, D.C............................................         25              1
               Dallas.....................................................         18              1
               Houston....................................................         17              1
               Tampa/St. Petersburg.......................................         12              1
               Phoenix....................................................         12              1
               Portland...................................................         12              1
               Miami/Ft. Lauderdale.......................................         10              2
               Cleveland/Akron............................................          9              2
               Kansas City................................................          8              2
               San Antonio................................................          8              1
               Charlotte..................................................          5              2
               Oklahoma City..............................................          5              1
               Austin.....................................................          5              2
               Waco.......................................................          4              1
               Orlando....................................................          4              3
                                                                                  ---
                         Total of Top Fifteen Markets.....................        154
                                                                                  ===

     LOCATIONS. The Company operates 270 stores, 243 of which are superstores, located primarily in the Southwest, Midwest, Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Of the Company's stores, 139 are located in enclosed regional malls, 77 are in strip shopping centers, 49 are freestanding locations and five are located near Eckerd Corporation stores.

     The following table sets forth by location, ranked by number of stores, the Company's store base as of March 23, 1999.

        LOCATION                        EYEMASTERS   VISIONWORKS     HOUR EYES    VISIONWORLD    BINYON'S   TOTAL
    ----------------                    ----------   -----------     ---------    -----------    --------   -----

    Texas..........................          70           --            --           --            --         70
    Florida........................           3           38            --           --            --         41
    Tennessee......................           7           --            --           10            --         17
    Virginia.......................          --            3            13           --            --         16
    North Carolina.................          --           13            --           --            --         13
    Oregon.........................          --           --            --           --            13         13
    Arizona........................          12           --            --           --            --         12
    Louisiana......................          12           --            --           --            --         12
    Ohio...........................           9           --            --           --            --          9
    Maryland.......................          --           --             9           --            --          9
    Kentucky.......................          --           --            --            7            --          7
    Missouri.......................           6           --            --            1            --          7
    Oklahoma.......................           7           --            --           --            --          7
    Kansas.........................           5           --            --           --            --          5
    Alabama........................           4           --            --           --            --          4
    New Mexico.....................           3           --            --           --            --          3
    Nevada.........................           3           --            --           --            --          3
    Mississippi....................           3           --            --           --            --          3
    Idaho..........................           3           --            --           --            --          3
    Nebraska.......................           3           --            --           --            --          3
    South Carolina.................          --            3            --           --            --          3
    Washington, D.C................          --           --             3           --            --          3
    Utah...........................           2           --            --           --            --          2
    Washington.....................           1           --            --           --             1          2
    Georgia........................           1           --            --           --            --          1
    Indiana........................          --           --            --            1            --          1
    Iowa...........................           1           --            --           --            --          1
                                            ---           --            --           --            --        ---
              Total................         155           57            25           19            14        270
                                            ===           ==            ==           ==            ==        ===


     STORE LAYOUT AND DESIGN. The average size of the Company's stores is approximately 4,500 square feet. In the last two years, the Company has developed and implemented a smaller and more efficient new store prototype, which averages approximately 3,500 square feet in size. This new store prototype typically has approximately 450 square feet dedicated to the in-house lens processing area and 1,750 square feet devoted to product display and fitting areas. The optometrist's office is generally 1,300 square feet and is, depending on state regulation, either in or adjacent to the store. Each store follows a uniform merchandise layout plan, which is designed to emphasize fashion, invite customer browsing and enhance the customer's shopping experience. Frames are displayed in self-serve cases along the walls and on tabletops located throughout the store and are organized by gender suitability and frame style. The Company believes its self-serve displays are more effective than the less customer friendly locked glass cases or "under the shelf" trays used by some of its competitors. Above the display racks are photographs of men and women which are designed to help customers coordinate frame shape and color with their facial features. In-store displays and signs are rotated periodically to emphasize key vendors and new styles.

     IN-HOUSE LENS PROCESSING. Most stores have an on-site lens-processing laboratory of approximately 450 square feet in which most prescriptions can be prepared in one hour or less. Lens processing involves grinding, coating and edging lenses. Unusual or difficult prescriptions are sent to the Company's main laboratory in San Antonio, Texas, which has a typical turnaround of two to four days.

     ON-SITE OPTOMETRIST. All stores have an OD, located in or adjacent to the store, who performs eye examinations, and in some cases dispenses contact lenses. The ODs are generally available during the same hours as the Company's store hours. The ODs offer customers convenient eye exams and provide a consistent source of retail business. In the Company's experience, over 80% of such ODs' regular eye exam patients purchase eyewear from the Company. In addition, the Company believes proficient ODs help to generate repeat customers and reinforce the quality and professionalism of each store. Due to state regulations, ODs are generally independent business persons who lease space inside or adjacent to each store from the Company or the landlord. Most ODs pay the Company monthly rent consisting of a percentage of gross receipts, base rental or a combination of both.

     STORE MANAGEMENT. Each store has an operating plan, which maps out appropriate staffing levels to maximize store profitability. In addition, each store is run by a general manager who is responsible for its day-to-day operations. In higher volume locations, a retail manager supervises the merchandising area and the eyewear specialists. A lab manager trains the lab technicians and supervises eyewear manufacturing. Sales personnel are trained to assist customers effectively in making purchase decisions. A portion of store managers' and territory directors' compensation is based on sales, profitability and customer service scores at their particular stores. The stores are open during normal retail hours, typically 10 a.m. to 9 p.m., six days a week, and typically 12:00 p.m. to 6:00 p.m. on Sundays.

MERCHANDISING

     The Company's merchandising strategy is to offer its customers a wide selection of high quality and fashionable frames at various price points, with particular emphasis on offering a broad selection of competitively priced designer and branded frames. The Company's product offering is supported by strong customer service and advertising. The key elements of the Company's merchandising strategy are described below.

    BREADTH AND DEPTH OF SELECTION. The Company offers its customers high quality frames, lenses, accessories and sunglasses, including designer and private label frames. Frame assortments are tailored to match the demographic composition of each store's market area. On average, each store contains between 1,500 and 2,000 frame stock keeping units in 350 to 400 different styles of frames. This represents two to three times the assortment provided by conventional chains or independent retailers. Approximately 25% of the frames carry designer names such as Polo, Armani, Gucci, Liz Claiborne, Laura Ashley and Calvin Klein. In fiscal 1998, over 50% of the Company's frames were supplied by other well-known frame manufacturers and about 14% of the Company's frames were manufactured specifically for the Company under private labels. The Company believes that a broader selection of high-quality, lower-priced private label frames allow it to offer more value to customers while improving the

Company's gross margin. In addition, the Company also offers customers a wide variety of value-added eyewear features and services on which it realizes a higher gross margin. These include thinner and lighter lenses, progressive lenses and customer lens features, such as tinting, anti-reflecting coatings, scratch-resistant coatings, ultra-violet protection and edge polishing.

    PROMOTIONAL STRATEGY. The Company's frames and lenses are generally comparably priced or priced lower than its direct superstore competitors, with prices varying based on geographic region. The Company employs a comprehensive promotional strategy on a wide selection of frames and/or lenses, offering discounts and "two for one" promotions. These promotions are highly effective at attracting customers to shop the Company's stores. While the promotional strategy is fairly common for optical retail chains, independents tend to offer fewer promotions in order to guard their margins and mass merchandisers tend to generally adhere to an "Every Day Low Pricing" strategy.

    EFFECTIVE PRODUCT DISPLAY. The Company employs an "easy-to-shop" store layout. Merchandise in each store is organized by gender suitability, frame style and brand. Sales personnel are trained to assist customers in selecting frames, which complement an individual's attributes such as facial features, face shape and skin tone. See "- Store Layout and Design." In-store displays focus customer attention on premium priced products, such as designer frames and thinner and lighter lenses.

MARKETING

    The Company actively supports its stores by aggressive local advertising in individual geographical markets. Advertising expenditures totaled $23.8 million, or 10.0% of net revenues, in fiscal 1998. The Company utilizes a variety of advertising media and promotions in order to establish the Company's image as a high quality, cost competitive eyewear provider with a broad product offering. The Company's brand positioning is supported by a marketing campaign which features the tagline "See Better, Look Better." Through this campaign, the Company has recognized an increase in top of mind brand awareness with consumers. In addition, the Company's strategy of clustering stores in each targeted market area allows it to maximize the benefit of its advertising expenditures. As managed care becomes a larger part of the Company's business in certain local markets, advertising expenditures as a percentage of sales are likely to decrease in those markets, since managed care programs tend to reduce the need for marketing expenditures to attract customers to shop the Company's stores.

STORE EXPANSION

    The Company's business strategy is to continue to grow through the opening of additional locations through selected store acquisitions. The Company has an aggressive but disciplined new store expansion strategy. The Company currently plans to open between twenty to thirty new stores per year over the next three years, with approximately two-thirds of these new stores currently expected to be opened in existing markets. The new stores are expected to have an on-site OD and a lens-processing laboratory. To determine which new markets to enter, the Company uses a sophisticated site selection model utilizing proprietary software which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate the attractiveness of new store openings. The Company has reduced the new store site development costs of opening a new store from approximately $450,000 in fiscal 1993 to $400,00 in fiscal 1998, by utilizing a smaller store format averaging approximately 3,500 square feet and by equipping each new store with standardized fixtures and equipment. In addition, pre-opening costs average $18,000 and initial inventory requirements for new stores average $85,000, of which approximately 40% is typically financed by vendors.

EMPLOYEE TRAINING

    The Company believes that its dedication to employee training has improved customer service, increased morale among its employees and contributed to the Company's increased productivity levels. Each new employee with no prior experience in the optical industry receives approximately eighty hours of initial training. New employees with previous optical experience receive approximately forty hours of initial training. Store managers participate in approximately fifty hours of annual training. The American Board of Opticianry ("ABO") has certified the Company to offer up to seventy hours of ABO continuing education credits to maintain opticianary-licensing requirements. Employee training emphasizes customer service, thorough product and service knowledge, optical knowledge, lab skills, selling techniques and the utilization of store performance data to better manage day-to-day store operations. Store level employees may also be cross-trained in sales and lab-related skills to promote increased staffing flexibility. Ongoing training is conducted periodically to familiarize management and employees with new products and services, to improve the level of understanding of store operations and productivity and to maintain the Company's overall high quality standards.

COMPETITION

    The retail optical industry is fragmented and highly competitive. The Company competes with (i) independent practitioners (including opticians, optometrists and ophthalmologists) (ii) optical retail chains (including superstores) and (iii) mass merchandisers and warehouse clubs. From time and time, competitors have launched aggressive promotional programs, which have temporarily impacted the Company's ability to achieve comparable stores sales growth and maintain gross margin. Some of the Company's competitors are larger, have longer operating histories, greater financial resources and greater market recognition than the Company.

VENDORS

    The Company purchases a majority of its lenses from three principal vendors and purchases frames from over twenty different vendors. In fiscal 1998, three vendors collectively supplied approximately 37% of the frames purchased by the Company. Two vendors supplied over 61% of the Company's lens materials during the same period. While such vendors supplied a significant share of the lenses used by the Company, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. The Company therefore does not believe that it is dependent on such vendors or any other single vendor for frames or lenses. The Company believes that its relationships with its existing vendors are satisfactory. The Company believes that significant disruption in the delivery of merchandise from one or more of its current principal vendors would not have a material adverse effect on the Company's operations because multiple vendors exist for all of the Company's products.

MANAGED VISION CARE

    In recent years, managed vision care has grown in importance in the eyewear market as health insurers have sought to gain a competitive advantage by offering a full range of health insurance options, including coverage of primary eye care. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of managed care participants. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed care programs encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement.

    While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. The company believes that the increased volume resulting from managed care contracts more than offsets the lower average ticket price.

    While managed vision care encompasses many of the conventional attributes of managed care, there are significant differences. For example, there is no medical risk involved, as these programs cover only a customer's eye examination and no medical condition of such customer. Moreover, less than 1% of the Company's total revenues are derived from traditional capitated managed care programs. In capitated programs, the Company is compensated by a third party on a per member per month flat fee basis. The Company allocates such payment between the provider of services: the OD for eye examinations performed and the Company for eyewear purchased. The Company receives less than $500,000 of eye examination related revenue. The Company does not employ the ODs who perform such eye examinations, and therefore believes it is not engaged in the corporate practice of medicine. Since the number of visits to an OD is limited to annual or bi-annual appointments, exam utilization is more predictable, so costs to insurers are easier to quantify, generally resulting in lower capitation risk. Even though managed vision care programs typically limit coverage to a certain dollar amount or discount for an eyewear purchase, the member's eyewear benefit generally allows the member to "trade up." Management believes that the growing consumer perception of eyewear as a fashion accessory as well as the consumer's historical practice of paying for eyewear purchases out-of-pocket contributes to the frequency of "trading-up." The Company has historically found that managed care participants who take advantage of the eye exam benefit under the managed care program in turn have typically had their prescriptions filled at adjacent optical stores.

    Management has made a strategic decision to pursue managed care contracts aggressively in order to help grow the Company's retail business and over the past four years has devoted significant management resources to the development of this business. As part of its effort, the Company has: (i) implemented direct marketing programs and information systems necessary to compete for managed care contracts with large employers, groups of employers and other third party payers, (ii) developed significant relationships with certain HMOs and insurance companies (e.g., Kaiser Permanente and Humana), which have strengthened the Company's ability to secure managed care contracts, and (iii) obtained a single service HMO license in Texas to target additional managed care contracts with large employers and groups of employers.

    As of January 2, 1999, the Company participated in managed vision care programs covering approximately 2.8 million lives, with retail sales from managed care lives totaling approximately 24% of fiscal 1998 optical sales. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains. Managed care is likely to accelerate industry consolidation as payers look to contract with large retail optical chains who deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations and hours of operation, and possess sophisticated information management and billing systems. Large optical retail chains are likely to be the greatest beneficiaries of this trend as independents cannot satisfy the scale requirements of managed care programs and mass merchandisers' "Every Day Low Price" strategy is generally incompatible with the price structure required by the managed vision care model.

GOVERNMENT REGULATION

    The Company or its landlord leases a portion of each of the Company's stores or adjacent space to an independent optometrist. The availability of such professional services in or adjacent to the Company's stores is critical to the Company's marketing strategy. The delivery of health care, including the relationships among health care providers such as optometrists and suppliers (e.g., providers of eyewear), is subject to extensive federal and state regulation. The laws of many states prohibit business corporations such as the Company from practicing medicine or exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting fees with physicians. In certain situations, to address and comply with certain regulatory restrictions the Company and independent optometrist have entered into long-term management contracts whereby the Company (through its subsidiaries) manage the optical dispensary and certain limited aspects of professional practice of the independent optometrist instead of owning the store and employing the optometrists directly.

    Other than local and state business licenses, the Company is not currently required to maintain any licenses or certificates to operate its business in any state. However, as a result of the capitation element of some of its managed care contracts, the Company is required in the states of North Carolina, Texas and California to obtain insurance licenses and to comply with certain routine insurance laws and regulations as an insurer in order to offer managed care discount programs to various employee groups within such states. The cost of such compliance is minimal. These insurance laws require that the Company make certain mandatory filings with the state relating to: (i) pertinent financial information and (ii) quality of care standards. Violation of any of these laws or regulations could possibly result in the Company incurring monetary fines and/or other penalties. The Company is currently in material compliance with each of these laws and regulations.

    The fraud and abuse provisions of the Social Security Act and anti-kickback laws and regulations adopted in many states prohibit the solicitation, payment, receipt, or offering of any direct or indirect remuneration in return for, or as an inducement to, certain referrals of patients, items or services. Provisions of the Social Security Act also impose significant penalties for false or improper billings to Medicare and Medicaid, and many states have adopted similar laws applicable to any payor of health care services. In addition, the Stark Self-Referral Law imposes restrictions on physicians' referrals for designated health services reimbursable by Medicare or Medicaid to entities with which the physicians have financial relationships, including the rental of space if certain requirements have not been satisfied. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. Violations of any of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and, in the case of violations of federal laws, exclusion from participation in the Medicare and Medicaid programs. Such exclusions and penalties, if applied to the Company, could have a material adverse effect on the Company. The Company is currently in material compliance with all of the foregoing laws and no determination of any violation in any state has been made with respect to the foregoing laws.

TRADEMARK AND TRADE NAMES

    The Company's superstores operate under the trade names "EyeMasters," "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision" and "Doctor's ValuVision." In addition, "SlimLite" is the Company's trademark for its line of lightweight plastic lenses and "SunMasters" is the trade name for the sunglass kiosk within the "EyeMasters" superstore. Other trademarks and trade names used by the Company are "Master Eye Associates," "Master Eye Exam," "EyeMasters" and the "eyeball" mark used in conjunction with the trade name "EyeMasters."

EMPLOYEES

     As of January 2, 1999, the Company employed approximately 3,500 employees. The Company's employees are not covered by any collective bargaining agreements, and the Company considers its relations with its employees to be good.

THE RECAPITALIZATION

On March 6, 1998, ECCA Merger Corp. ("Merger Corp."), a Delaware corporation formed by Thomas H. Lee Company ("THL Co."), and the Company entered into a recapitalization agreement (the "Recapitalization Agreement") providing for, among other things, the merger of such corporation with and into the Company (the "Merger" and, together with the financing of the recapitalization and related transactions described below, the "Recapitalization"). Upon consummation of the Recapitalization on April 24, 1998, Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV") and other affiliates of THL Co. (collectively with THL Fund IV and THL Co., "THL") owned approximately 89.7% of the issued and outstanding shares of common stock of the Company ("Common Stock"), existing shareholders (including management) of the Company retained approximately 7.3% of the issued and outstanding Common Stock and management purchased additional shares representing approximately 3.0% of the issued and outstanding Common Stock. The total transaction value of the Recapitalization was approximately $323.8 million, including related fees and expenses, and the implied total equity value of the Company following the Recapitalization is approximately $107.3 million.

     Certain of the funds needed to consummate the Recapitalization were obtained through the sale, pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended (the "Securities Act"), of $100,000,000 in principal amount of 9 1/8% Senior Subordinated Notes due 2008(the "Fixed Rate Notes") and $50,000,000 in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and together, with the Fixed Rate Notes, the "Initial Notes"). The Initial Notes were issued by the Company and guaranteed by the subsidiary guarantors. Under that certain Indenture, dated April 24, 1998 (the "Indenture"), by and among the Company, the subsidiary guarantors, and the United States Trust Company of New York as Trustee governing the Initial Notes, the Company and the subsidiary guarantors are jointly and severally liable for payment of the Initial Notes. In addition to the net proceeds from the sale of the Initial Notes, the Recapitalization was financed with (a) approximately $55.0 million of borrowings under the New Credit Facility (see "Introduction" in Management's Discussion and Analysis of Financial Condition and Results of Operation) and (b) approximately $99.4 million from the sale of capital stock to THL, Bernard W. Andrews and other members of management (the "Equity Contribution") consisting of (i) approximately $71.6 million from the sale of Common Stock and (ii) approximately $27.8 million from the sale of shares of a newly created series of preferred stock of the Company ("New Preferred Stock"). See "Description of New Preferred Stock." The Company used the proceeds from such bank borrowings, the sale of the Initial Notes, and the Equity Contribution principally to finance the conversion into cash of the shares of Common Stock which were not retained by existing stockholders, to refinance certain existing indebtedness of the Company, to redeem certain outstanding preferred stock of the Company and to pay related fees and expenses of the Recapitalization. In connection with the Recapitalization, the Company in-substance defeased its previously issued 12% Senior Notes due 2003 (the "Senior Notes") by depositing with the trustee for the Senior Notes (i) an irrevocable notice of redemption of the Senior Notes on October 1, 1998 and (ii) United States government securities in an amount necessary to yield on October 1, 1998 $78.4 million, which constituted the principal amount, premium and interest payable on the Senior Notes on the October 1, 1998 redemption date. The Senior Notes were defeased as scheduled on October 1, 1998.

     The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the "Exchange Notes"). The registration statement was declared effective on January 28, 1999. The exchange period ended March 4, 1999. The Exchange Notes are the only notes of the Company which are currently outstanding.


SEASONALITY AND QUARTERLY RESULTS

     The company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third quarters. In addition, quarterly results are affected by the opening of new stores; therefore, the Company's growth, the Visionworks Acquisition, the Hour Eyes Acquisition and the VisionWorld Acquisition may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.

INDUSTRY

    OVERVIEW. Optical retail sales in the United States totaled $15.4 billion in 1997, according to industry sources. Since 1987, the optical retail market has grown each year at an average annual rate of approximately 5%. Management believes that the industry will continue to grow at a similar rate over the next several years due to a number of favorable trends discussed below.

The following chart sets forth expenditures (based upon products sold) in the optical retail market over the past seven years according to a leading industry publication.

                U.S. OPTICAL RETAIL SALES BY SECTOR 1991 -- 1997
                              (DOLLARS IN BILLIONS)

                                                                                                                            1997
                                                    1991      1992      1993      1994      1995      1996      1997        SHARE
                                                  -------   -------   -------   -------   -------   -------   --------      -----

Lenses/treatments                                 $   5.2   $   5.6   $   6.0   $   6.5   $   6.8   $   7.2   $    7.6       49.5%
Frames                                                3.9       4.0       4.1       4.1       4.4       4.6        5.0       32.2
Sunglasses(a)                                         0.5       0.5       0.5       0.5       0.7       0.8        0.9        5.8
Contact lenses                                        1.8       1.8       1.7       1.8       1.9       1.9        1.9       12.5
                                                  -------   -------   -------   -------   -------   -------   --------      -----
                                                  $  11.5   $  11.9   $  12.3   $  12.9   $  13.8   $  14.6   $   15.4      100.0%
                                                  =======   =======   =======   =======   =======   =======   ========      =====

----------

(a) Does not include sales through specialty optical retailers or general retail channels.

    Distribution. Eye care services in the United States are delivered by local providers consisting of approximately 65,000 opticians, 31,000 optometrists and 16,500 ophthalmologists. The optical retail industry in the United States is highly fragmented and consists of (i) independent practitioners (including opticians, optometrists and ophthalmologists), (ii) optical retail chains and
(iii) warehouse clubs and mass merchandisers. In 1997, optical retail chains accounted for approximately 32.5% of the total market, while independent practitioners comprised approximately 61.5% and other distribution channels represented approximately 6.0%. Optical retail chains have begun consolidating the optical retail market at the expense of independent practitioners. Independent practitioners' market share dropped from 63.0% to 61.5% between 1996 and 1997, while optical retail chains' market share increased over the same period from 31.3% to 32.5%.

   Independent Practitioners. In 1997, independent practitioners represented $9.5 billion of eyewear retail sales, or 61.5% of the industry's total optical retail sales volume of $15.4 billion. Independent practitioners typically cannot provide quick turnaround of eyeglasses because they do not have laboratories on site and generally charge higher prices than other competitors. Moreover, their eyewear product assortment is usually narrow, although a growing portion includes some designer or branded products. Prior to 1974, independent practitioners benefited from regulatory and other factors which inhibited commercial retailing of prescription eyewear. In 1974, the Federal Trade Commission began requiring doctors to provide their patients with copies of their prescriptions, enabling sophisticated retailers to implement retail marketing concepts which gave way to a more competitive marketplace. Independent practitioners' market share has declined from approximately 100% in 1974 to 61.5% in 1997, dropping 1.5% from 1996. Management believes that independent practitioners will continue to lose market share over the next several years.

   Optical Retail Chains. Optical retail chains represented 32.5% of the total optical retail market in 1997. Over the past three years, the top one hundred optical retail chains (in terms of net revenues) have grown at a rate faster than the overall market. Optical retail chains include both superstores and conventional optical stores. Optical retail chains offer quality service provided by on-site optometrists and also carry a wide product line, emphasizing the fashion element of eyewear, although lower-priced lenses and frames are also available. In addition, the retail optical chains, particularly the superstores, are generally able to offer better value and service through a reduced cost structure, sophisticated merchandising and display, economies of scale and greater volume. Furthermore, they can generate greater market awareness than can fragmented independent practitioners as optical retail chains usually invest more in advertising and promotions. Management believes that large optical chains are best positioned to benefit from industry consolidation trends including the growth in managed vision care.

    Warehouse Clubs and Mass Merchandisers. Warehouse clubs and mass merchandisers usually provide eyewear in a host environment which is typically a larger general merchandise store. This segment typically provides some of the service elements of retail optical chains, but competes primarily on price. As a result, its eyewear selection tends to focus on lower-priced optical products. Moreover, this segment's "Every Day Low Price" strategy is generally incompatible with the pricing structure required by the managed vision care model. Warehouse clubs and mass merchandisers' market share declined from 4.2% in 1996 to 4.0% in 1997.

    Other. Other participants in the optical retail market include HMOs and school-controlled dispensaries. In 1997, other participants represented approximately 2.0% of the total optical retail market.

    TRENDS. Management believes that growth and consolidation in the optical retail market is being driven by the following trends:

    Favorable Demographics. Approximately 60% of the U.S. population, or 160 million individuals, and nearly 95% of people over the age of forty-five, require some form of corrective eyewear. In addition to their higher utilization of corrective eyewear, the over forty-five segment spends more per pair of glasses purchased due to their need for premium priced products like bifocals and progressive lenses and their generally higher levels of discretionary income. In 1996, the over forty-five segment represented 58% of retail optical spending despite representing just 33% of the U.S. population. As the "baby boom" generation ages and life expectancies increase, management believes that this demographic trend is likely to increase the number of eyewear customers and the average price per purchase.

    Increasing Role of Managed Vision Care. Management believes that optical retail sales through managed vision care programs, which were approximately $4.1 billion (or approximately 30% of the market) in 1995, will continue to increase over the next several years. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of managed care participants. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed care programs encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement. Management believes that large optical retail chains are likely to be the greatest beneficiaries of this trend as payers look to contract with chains who deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations and flexible hours of operation, and possess sophisticated information management and billing systems.

    Consolidation. Although the optical retail market in the United States is highly fragmented, the industry is experiencing increasing consolidation. In 1997, the top ten and the top one hundred optical retail chains represented approximately 18% and 28% of the total optical market, respectively. The remaining approximately 72% of the market includes independent practitioners, smaller chains, warehouse clubs and mass merchandisers. Independent practitioners' market share dropped from 63.0% to 61.5% between 1996 and 1997, while optical retail chains' market share increased over the same period from 31.3% to 32.5%. Management believes that several factors are likely to drive further consolidation: (i) the importance of scale to managed care programs which require providers with strong store brand awareness, multiple locations and sophisticated information management and billing systems, (ii) efficiencies of scale in merchandising, marketing, manufacturing and sourcing product, (iii) the significant capital required to build lens processing laboratories on premises and (iv) the desire of small regional chains and independent practitioners to achieve liquidity by selling to larger optical retail chains. Management believes that the large optical retail chains are better positioned than mass merchandisers and warehouse clubs to benefit from this consolidation trend and that such chains will continue to gain market share from the independent practitioners over the next several years.

    New Product Innovations. Since the late 1980's, several technological innovations have led to the introduction of new optical lenses and lens treatments, including progressive addition lenses (no-line bifocals), high-index and aspheric lenses (thinner and lighter), polycarbonate lenses (shatter resistant) and anti-reflective coatings. These innovative products are popular among consumers, generally command premium prices and yield higher margins than traditional lenses. The average retail price for all lenses and lens treatments has increased over 4% per year from $87.94 to $95.50 between 1995 and 1997, reflecting, in part, the rising popularity of these products. Similarly, during the same period, the average retail price for eyeglass frames has increased over 4% per year from $57.03 to $62.20, due in large part to both technological innovation and an evolving customer preference for higher priced, branded frames.

    Greater Frequency of Purchase. Since 1983, the frequency of eyewear purchases has increased over 45%, from an average purchase of new eyewear every
2.2 years to every 1.5 years. Management believes that managed care has contributed to this trend and is likely to serve as a continuing catalyst to further increases in the frequency of eyewear purchases, as plan participants are encouraged to have their eyes examined more frequently. In addition, consumers are currently purchasing multiple eyewear products for distinct occasions (work, casual, fashion, driving, sun, sport, etc.), driven, in part, by the growing consumer perception of eyewear as a fashion accessory.

ITEM 2.  PROPERTIES

     As of March 23, 1999, the Company operated 270 retail locations in the United States. The Company believes its properties are adequate and suitable for its purposes. The Company leases all its retail locations, the majority of which are under triple net leases that require payment by the Company of its pro rata share of real estate taxes, utilities, and common area maintenance charges. These leases range in terms of up to 15 years. Certain leases require percentage rent based on gross receipts in excess of a base rent. The Company subleases a portion of substantially all of the stores or the landlord leases an adjacent space, to an independent optometrist or a corporation controlled by an independent optometrist. The terms of these leases or subleases range from one to fifteen years, with rentals consisting of a percentage of gross receipts, a base rental, or a combination of both. The general character of the Company's stores is described in Item 1 of this report.

     The Company leases combined corporate offices and a retail location in San Antonio, Texas, pursuant to a fifteen-year lease. In addition, the Company leases a combined distribution center and central laboratory in San Antonio, pursuant to a seven-year lease. The Company believes central distribution improves efficiency through better inventory management and streamlined purchasing.

ITEM 3.  LEGAL PROCEEDINGS


     The Company is a party to routine litigation in the ordinary course of its business. Except for the matters set forth below, no such pending matters, individually or in the aggregate, are deemed to be material to the business or financial condition of the Company.

     The Government of the District of Columbia, Office of Corporate Counsel has terminated its investigation relating to Medicaid claims submitted for reimbursement by certain optometrists who provided services from (i) one Hour Eyes store located in Washington, D.C. which was subsequently acquired by the Company in connection with the Hour Eyes Acquisition and (ii) one other Hour Eyes store located in Washington, D.C. which was not acquired by the Company but which was under common control with the corporation which sold certain Hour Eyes stores to the Company in 1997. This matter has been referred to the Commission of Health Care Finance for the Department of Health Care for the District of Columbia (the "Health Commission") for further handling and disposition. The Company is entitled to certain rights of indemnification with respect to matters arising out of this investigation under the stock purchase agreement relating to the Hour Eyes Acquisition, and a limited dollar amount has been set aside in an escrow account to secure the sellers' indemnification obligations. In light of the on-going investigation by the Health Commission, the Company at this time is unable to determine whether any action or claim will be brought against the Company or, if brought, the precise nature or extent of any such action or claim. No assurance can be given that the Health Commission or any other governmental body will not bring an action, assert one or more claims or seek material damages, interest, fines and/or penalties, including criminal penalties, against the Company for matters arising out of this investigation. The Company believes the indemnification arrangement under this agreement is reasonably adequate to satisfy any assessed penalties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None to be reported.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

     The Common Stock, par value $.01 per share, of the Company is not traded on any established public trading market. There are 18 holders of the Common Stock and no dividends were paid in fiscal 1997 or 1998. See "The Recapitalization."

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data in the table are derived from the consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. All references in this Annual Report on Form 10-K to a year or a fiscal year shall mean the fiscal year ended December 31 of such year, except references herein to 1996 or fiscal 1996, 1997 or fiscal 1997 and 1998 or fiscal 1998 relate to the fiscal years ended December 28, 1996, January 3, 1998 and January 2, 1999 respectively.

                                                                               Years Ended
                                          --------------   ---------------   ---------------   ---------------   ----------------
                                           December 31,     December 30,      December 28,       January 3,        January 2,
                                               1994             1995              1996              1998              1999
                                          --------------   ---------------   ---------------   ---------------   ----------------

STATEMENT OF OPERATIONS DATA:
(DOLLARS IN THOUSANDS)

Net revenues                                 $ 130,673        $ 140,198         $ 158,224         $ 219,611        $ 237,851

Operating costs and expenses:
   Cost of goods sold                           45,240           47,525            51,884            77,134           80,636
   Selling, general and
   administrative (a)                           81,434           87,402            91,897           120,319          132,390
   Recapitalization and other
   expenses                                       --               --                --                --             25,803
   Amortization of intangible assets            10,542            5,551             2,938             2,870            3,705
                                             ---------        ---------         ---------         ---------        ---------

   Total costs and expenses                    137,216          140,478           146,719           200,323          242,534
                                             ---------        ---------         ---------         ---------        ---------

Operating income (loss)                         (6,543)            (280)           11,505            19,288           (4,683)

Interest expense, net                            9,072            8,839             9,899            13,738           19,159
In-substance defeased bonds interest
   expense, net                                   --               --                --                --              2,418
                                             ---------        ---------         ---------         ---------        ---------

Income (loss) before income taxes              (15,615)          (9,119)            1,606             5,550          (26,260)

Income tax expense                                --               --                 188               335               13
                                             ---------        ---------         ---------         ---------        ---------

Net income (loss) before
   extraordinary item                          (15,615)          (9,119)            1,418             5,215          (26,273)

Extraordinary loss on early extinguishment
   of long-term debt                              --               --                --                --              8,355
                                             ---------        ---------         ---------         ---------        ---------

Net income (loss)                            $ (15,615)       $  (9,119)        $   1,418         $   5,215        $ (34,628)
                                             =========        =========         =========         =========        =========

OTHER FINANCIAL DATA:

Depreciation and amortization (b)            $  20,675        $  15,229         $  12,449         $  15,001        $  16,050
Capital expenditures                             5,367            6,765             4,233             9,470           20,656
Gross Margin %                                    65.4%            66.1%             67.2%             64.9%            66.1%
Ratio of earnings to fixed                        --               --               1.11x             1.27x             0.1x
charges(c)

MISCELLANEOUS DATA:

EBITDA  (d)                                  $  14,132        $  14,949         $  23,954         $  34,289        $  37,170
EBITDA margin %                                   10.8%            10.7%             15.1%             15.6%            15.6%
Comparable store sales growth (e)                  1.1%             4.2%              3.5%              3.8%             1.1%
End of period stores                               162              152               218               239              270
Sales per store (f)                          $     878        $     904         $     935         $     995        $   1,007

----------

(a) The Company recorded a $0.7 million non-cash impairment charge related to its investment in its subsidiary in Mexico, which is included in selling, general and administrative expenses for 1996.

(b) Depreciation and amortization shown here does not include the amortization of store pre-opening costs, which is included in selling, general and administrative expenses.

(c) In computing the ratio of earnings to fixed charges, "earnings" represents income (loss) before income tax expense plus fixed charges. "Fixed charges" consists of interest, amortization of debt issuance costs and a portion of rent, which is representative of interest factor (approximately one-third of rent expense). For the years ended December 31, 1994 and December 30, 1995, earnings were insufficient to cover fixed charges by $15.6 million and $9.1 million, respectively.

(d) EBITDA represents consolidated net income (loss) before interest expense, income taxes, depreciation and amortization (other than amortization of store pre-opening costs) and recapitalization and other expenses. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of a company's historical ability to fund operations and meet its financial obligations. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) or net income (loss) in accordance with generally accepted accounting principals as an indicator of the Company's operating performance or cash flow as a measure of liquidity. Additionally, EBITDA presented may not be comparable to similarly titled measures reported by other companies.

(e) Comparable store sales growth increase is calculated comparing net revenues for the period to net revenues of the prior period for all stores open at least twelve months prior to each such period.

(f) Sales per store is calculated on a monthly basis by dividing total net revenues by the total number of stores open during the period. Annual sales per store is the sum of the monthly calculations.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Eye Care Centers of America, Inc., is the fourth largest retail optical chain in the United States as measured by net revenues, operating 270 stores, 243 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision" and "Doctor's ValuVision". The Company operates in the $5.0 billion retail optical chain sector of the $15.4 billion optical retail market. Management believes that key drivers of growth for retail optical chains include
(i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry, (iv) new product innovations and (v) the greater frequency of eyewear purchases.

     In early 1996, Bernard W. Andrews joined the Company as President and Chief Executive Officer and has built a management team with extensive operating, merchandising and marketing experience in the optical and retail industries. This management team has focused on improving operating efficiencies and growing the business through both strategic acquisitions and new store openings.

     The industry is highly fragmented and is undergoing significant consolidation. See the "Industry" discussion in "ITEM 1. BUSINESS." Under the current management team, the Company has successfully acquired and integrated three acquisitions. In September 1996, the Company consummated the Visionworks Acquisition, acquiring all of the outstanding shares of the capital stock of Visionworks Holdings, Inc. for $61.5 million. At the time of the Visionworks Acquisition, Visionworks was a sixty store optical retailer located along the

Atlantic Coast from Florida to Washington, D. C. with forty-nine superstores and eleven optical stores located near Eckerd Corporation stores. In September 1997, the Company consummated the Hour Eyes Acquisition, acquiring all of the outstanding capital stock of TSGI and certain assets of the PC for approximately $22.3 million less acquisition date liabilities and simultaneously entering into a long-term business management agreement with the PC to manage an additional twelve Hour Eyes optical stores in Virginia. As a result of the long-term business management agreement with Hour Eyes Doctors of Optometry, P.C., the Company records a management fee but does not include the results of operations from the twelve Virginia stores in the Company's consolidated results of operations. In September 1998, the Company consummated the VisionWorld Acquisition, acquiring certain of the assets of the Bizer entities, a nineteen store optical retailer located primarily in Kentucky and Tennessee, for approximately $32.2 million and simultaneously entering into a long-term business management agreement with a private optometrist to manage the nineteen stores. The results of operations from the date of acquisition from these nineteen stores are included in the Company's consolidated results of operations.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed care contracts aggressively in order to help the Company's retail business grow and over the past three years has devoted significant management resources to the development of its managed care business. While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed care contracts more than offsets the lower average ticket price. During fiscal year 1998, approximately 24% of the Company's total revenues were derived from managed care programs. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local markets shares, broad geographic coverage and sophisticated information management and billing systems.

     Historically, the Company has operated on a calendar year basis. Effective January 1, 1994, the Company began reporting using a 52- or 53-week fiscal year ending on the Saturday closest to December 31, with monthly results on a 4-4-5 week basis each quarter. Fiscal 1998 was a 52-week fiscal year and fiscal 1997 was a 53-week year.

     On March 6, 1998, Merger Corp., THL and the Company entered into the Recapitalization Agreement providing for, among other things, the Merger of Merger Corp. with and into the Company. Upon consummation of the Recapitalization on April 24, 1998, THL owned approximately 89.7% of the issued and outstanding shares of Common Stock of the Company, existing shareholders (including management) of the Company retained approximately 7.3% of the issued and outstanding Common Stock and management purchased additional shares representing approximately 3.0% of the issued and outstanding Common Stock. The total transaction value of the Recapitalization was approximately $323.8 million, including related fees and expenses, and the implied total equity value of the Company following the Recapitalization is approximately $107.3 million.

      Certain of the funds needed to consummate the Recapitalization were obtained through the sale, pursuant to rule 144A promulgated under the Securities Act, of the Initial Notes in the aggregate principal amount of $150.0 million. The Initial Notes were issued by the Company and guaranteed by the subsidiary guarantors. Under the Indenture governing the Initial Notes, the Company and the subsidiary guarantors are jointly and severally liable for payment of the Initial Notes. In addition to the net proceeds from the sale of the Initial Notes, the Recapitalization was financed with (a) approximately $55.0 million of borrowings under the New Credit Facility (see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations) and (b) approximately $99.4 million from the Equity Contribution through the sale of capital stock to THL, Bernard W. Andrews and other members of management consisting of (i) approximately $71.6 million from the sale of Common Stock and (ii) approximately $27.8 million from the sale of shares of New Preferred Stock. The Company used the proceeds from such bank borrowings, the sale of the Initial Notes, and the Equity Contribution principally to finance the conversion into cash of the shares of Common Stock which were not retained by existing shareholders, to refinance certain existing indebtedness of the Company, to redeem certain outstanding preferred stock of the Company and to pay related fees and expenses of the Recapitalization. In connection with the Recapitalization, the Company in-substance defeased its previously issued Senior Notes by depositing with the trustee for the Senior Notes (i) an irrevocable notice of redemption of the Senior Notes on October 1, 1998 and (ii) United States government securities in an amount necessary to yield on October 1, 1998 $78.4 million, which constituted the principal amount, premium and interest payable on the Senior Notes on the October 1, 1998 redemption date. The Senior Notes were defeased as scheduled on October 1, 1998.

     The following is a discussion of certain factors affecting the Company's results of operations from fiscal 1996 to fiscal 1998 and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net revenues of certain income statement data.

       INCOME STATEMENT DATA:
                                                                                   FISCAL YEAR ENDED
                                                                          -------------------------------------

                                                                          -----           -----           -----
                                                                           1996            1997            1998
                                                                          -----           -----           -----
       Net Revenues:
           Optical sales                                                  100.0%           99.7%           98.9%
           Management fee                                                  --               0.3             1.1
                                                                          -----           -----           -----
       Total net revenues                                                 100.0           100.0           100.0
       Operating costs and expenses:
          Cost of goods sold(a)                                            32.8            35.2            34.3
          Selling, general and administrative expenses(a)                  58.1            55.0            56.3
          Recapitalization and other expenses                              --              --              10.8
          Amortization of intangibles                                       1.9             1.3             1.6
                                                                          -----           -----           -----

       Total operating costs and expenses                                  92.7            91.2           102.0
                                                                          -----           -----           -----
       Income (loss) from operations                                        7.3             8.8            (2.0)
       Interest expense, net                                                6.3             6.3             8.1
       In-substance defeased bonds interest expense, net                   --              --               1.0
                                                                          -----           -----           -----
       Income (loss) before income taxes                                    1.0             2.5           (11.1)
       Income tax expense                                                  (0.1)           (0.1)           --
                                                                          -----           -----           -----
       Net income (loss) before extraordinary item                          0.9             2.4           (11.1)
       Extraordinary loss on early extinguishment of
          long-term Debt                                                     --              --             3.5

       Net income (loss)                                                    0.9             2.4           (14.6)
                                                                          =====           =====           =====
       EBITDA margin                                                       15.1%           15.6%           15.6%

       (a) Percentages based on optical sales only



FISCAL 1998 COMPARED TO 1997

    Net Revenues. The increase in net revenues to $237.9 million in 1998 from $219.6 million in fiscal 1997 was largely the result of the Hour Eyes Acquisition and the VisionWorld Acquisition and an increase in comparable store sales of 1.1%. These acquisitions resulted in an increase in net revenues of $16.7 million for fiscal 1998.

    Gross Profit. Gross profit increased to $157.2 million in fiscal 1998 from $142.5 million in fiscal 1997. Gross profit as a percentage of optical sales increased to 65.7% ($154.6 million) in fiscal 1998 as compared to 64.8% ($141.8 million) in fiscal 1997. This percentage increase was primarily due to stores acquired in the Hour Eyes Acquisition ("Hour Eyes Stores") which perform at a higher margin than the stores owned by the Company prior to the Hour Eyes Acquisition. This is primarily due to the doctor examination revenues and expenses at the Hour Eyes Stores, which are not earned by the Company's other locations.

    Selling General & Administrative Expenses (SG&A). SG&A increased to $132.4 million in fiscal 1998 from $120.3 in fiscal 1997. SG&A as a percentage of optical sales increased to 56.3% in fiscal 1998 from 55.0% in fiscal 1997. This percentage increase was due primarily to increases in operating lease expenditures and increases in overhead expenses related to a delayed point-of-sale system implementation. These increased costs were partially offset by savings realized through economies of scale achieved in advertising.

    Recapitalization and Other Expenses. As a result of the Recapitalization, the Company has incurred approximately $25.1 million of non-recurring expenses. These expenses consisted of compensation expense recorded in connection with the exercise of employee stock options and other transaction related expenses. Additionally, the Company incurred approximately $0.7 million in connection with a point-of-sale system write-off.

    Amortization Expense. Amortization expense (excluding the amortization of store pre-opening costs) increased to $3.7 million for fiscal 1998 from $2.9 million in fiscal 1997. This increase was due to amortization of the goodwill related to the Hour Eyes Acquisition and the VisionWorld Acquisition, which were recorded during the fourth quarter of fiscal 1997 and fiscal 1998, respectively.

    Net Interest Expense. Net interest expense increased to $19.2 million for fiscal 1998 from $13.7 million for fiscal 1997. This increase was due to the increased borrowings made in connection to the Recapitalization but is partially offset by reduced rates on the new debt issued in the Recapitalization.

    In-substance Defeased Bonds Net Interest Expense. Net interest expense related to the in-substance defeased bonds was $2.4 million in 1998 and reflects the net amount of interest expense related to the in-substance defeased bonds and the interest income related to the investment securities-restricted from April 24, 1998 (date the bonds were in-substance defeased) until the defeasement on October 1, 1998.

    Extraordinary Item. An extraordinary loss of $8.4 million that was due to the write-off of deferred financing fees related to the early extinguishment of debt and to the call premiums on the Senior Notes was incurred during fiscal 1998.


1997 COMPARED TO 1996

    Net Revenues. The increase in net revenues of 38.8% to $219.6 million in fiscal 1997 from $158.2 million in fiscal 1996 was primarily the result of the $52.2 million in sales attributable to a full year of Visionworks stores and three months of Hour Eyes stores in the Company's fiscal 1997 results and an increase in comparable store sales of 3.8% in fiscal 1997. In addition, fiscal 1997 was a fifty-three week year and fiscal 1996 was a fifty-two week year.

    Gross Profit. Gross profit as a percentage of net revenues decreased by 3.4% to 64.9% in fiscal 1997 as compared to 67.2% in fiscal 1996. Gross profit was $142.5 million in fiscal 1997 compared to $106.3 million in fiscal 1996. This percentage decrease was primarily due to the inclusion of a complete year of the Visionworks stores in the Company's fiscal 1997 results. Visionworks stores operate at a lower gross margin primarily due to the sale of contact lenses, which have lower gross margins and are not sold at a majority of the Company's other locations.

    Selling, General and Administrative Expenses. SG&A increased by 30.9% to $120.3 million in fiscal 1997 as compared to fiscal 1996. SG&A as a percentage of net revenues decreased by 5.7% to 54.8% in fiscal 1997 from 58.1% for the same period of fiscal 1996. This percentage decrease was due primarily to savings realized through more efficient payroll management and increased leveraging of advertising expenditures due to the inclusion of a complete year of the Visionworks stores in the Company's fiscal 1997 results.

    Amortization Expense. Amortization expense (excluding the amortization of store pre-opening costs) remained at $2.9 million in fiscal 1997.

    Net Interest Expense. Net interest expense in fiscal 1997 increased by 38.4% to $13.7 million as compared to $9.9 million in fiscal 1996. This increase was due to the interest expense associated with the $49.0 million which the Company borrowed to consummate the Visionworks Acquisition and the Hour Eyes Acquisition and the interest on the $10.0 million capital lease which the Company assumed as a result of the Visionworks Acquisition.


SYSTEMS CONVERSION; YEAR 2000 ISSUE

         The Company is aware of the potential for industry wide business disruption which could occur due to problems related the "Year 2000 issue." It is the belief of the Company's management that it has a prudent plan in place to address these issues within the Company and with its suppliers. The components of the Company's plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of the Company's production equipment as to its ability to function properly after the turn of the century; an evaluation of facility related issues; the retention of technical and advisory expertise to ensure that the Company is taking prudent action steps; and the development of a contingency plan.

State of Readiness

         The Company has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do, the Company believes that it is on track towards a timely completion in the fall of 1999. Overall the Company estimates that it has completed approximately 80% of the Year 2000 issue identification process, approximately 50% of the process of remediating year 2000 issues that have been identified to date.

Internal Systems (Information Technology)

         To date, the Company has fully completed its assessment of all information technology systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that certain systems are already Year 2000 compliant while others are still in the process of being remediated. Compliant systems include the Company's general ledger system and the Company's point-of-sale system. Systems that are in the process of being remediated are the payroll/human resources system and the merchandising system both of which should be compliant by the summer of 1999.

Suppliers

         The Company is in the process of communicating with its external vendors to gain an understanding of their state of readiness to maintain an uninterrupted supply of goods and services to the Company. Although the Company believes that its products may be purchased from a number of vendors on comparable terms and that therefore it is not dependent on any vendors or any other single vendor for frames or lenses, the Company has identified vendors that may otherwise be viewed as critical to its business. The Company is defining a critical vendor as one who's inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver, and collect payment for eyewear and/or services. To date the Company is not aware of any supplier with a Year 2000 issue that would materially impact the results of operations, liquidity or capital resources. However the Company has no means of ensuring that suppliers will be Year 2000 ready. The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

Production Equipment

         The Company has completed an inventory of production equipment currently used at the Company. The Company has determined the Year 2000 readiness of this equipment through communication with the equipment manufacturers and testing where appropriate. The Company is not aware of any production equipment that is affected by the Year 2000 issue.

Facility Related Issues

         The Company is in the process of evaluating facilities related equipment with the potential for Year 2000 related failures. The Company will determine the Year 2000 readiness of this equipment through communication with the equipment manufacturers and testing where appropriate. It is the Company's intention to repair or replace non-compliant equipment prior to operating difficulties. The Company, as in most companies, remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that it has a prudent approach towards evaluating facilities equipment, however, it may be impracticable or impossible to test certain items of equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on January 1, 2000, resulting in possible interruptions of security, heating, elevator, telephone and other services.

Technical and Advisory Expertise

         The Company has engaged outside consultants to assist it in project planning, testing methodologies, and evaluating our Year 2000 remediation activities.

Costs

         The Company is evaluating the total cost of Year 2000 compliance. At this time, the Company estimates the total cost of Year 2000 related activities to be approximately $650,000, with $300,000 of that amount yet to be incurred. This amount is incremental spending and has been budgeted within the normal magnitude of Information Technology spending. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

Contingency Plan

         Although the Company believes that it is taking prudent action related to the identification and resolution of issues related to the Year 2000 its assessment is still in progress. The Company may never be able to know with certainty whether certain key vendors are compliant. Failure of key vendors to make their computer systems Year 2000 compliant could result in delayed deliveries of products to the Company. If such delays are extended they could have a material adverse effect on the Company's business, financial condition, and results of operations. There are also technical vagaries to logic imbedded within microchips, which may prove impracticable or impossible to test. To the extent such microchips are not Year 2000 compliant, this could have a material adverse effect on the Company's business, financial condition, and results of operations.

         The Company continues to evaluate the risks associated with potential Year 2000 related failures. As it better understands the risks within its unique set of business partners, production processes, and internal systems, it will develop a formal contingency plan to alleviate the impact of high potential or serious failures. The Company anticipates having this contingency plan outlined by March 1999. Until the contingency plan is completed, the Company does not possess the information necessary to estimate the potential impact of Year 2000 compliance issues relating to its IT systems, non-IT systems, its vendors, its customers, and other parties.

Risks

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's efforts related to the Year 2000 issue is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the implementation of new business systems and completion of the plans set in place related to the Year 2000 issue, the possibility of significant interruptions of normal operations should be reduced.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities provided net cash for 1998, 1997 and 1996 of $0.2 million, $15.5 million and $14.0 million, respectively. As of January 2, 1999, the Company had $5.1 million of cash available to meet the Company's obligations.

     Capital expenditures for 1998, 1997 and 1996 were $20.7 million, $9.5 million and $4.2 million respectively. Capital expenditures for 1999 are projected to be approximately $15 to $17 million. Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets and new computer systems for the stores. These capital expenditures include leasehold improvements, laboratory, equipment, furniture and fixtures, doctors' equipment, point-of-sale equipment, and computer hardware and software.

     On April 24, 1998, the Company entered into a credit agreement (the "New Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"), of which $50.0 million was committed at April 24, 1998. The proceeds of the "New Credit Facility" were used to pay long term debt outstanding under the previous credit facility. At January 2, 1999, the Company had $55.0 million in term loans outstanding under the Term Loan Facility and $30.1 million outstanding under the Acquisition Facility which funded the VisionWorld Acquisition. Approximately $10.0 million of the Revolving Credit Facility is restricted for the repayment of the capital lease obligation to Eckerd Corporation. Borrowings made under the New Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% or the Base Rate (as defined in the New Credit Facility) plus 1.25%. The Term Loan Facility matures five years from the closing date of the New Credit Facility and will amortize quarterly in aggregate annual principal amounts of approximately $0.0 million, $4.0 million, $12.0 million, $18.0 million, and $21.0 million, respectively, for years one through five after April 24, 1998.

     In connection with the Recapitalization, the Company in-substance defeased its previously issued Senior Notes by depositing with the trustee for the Senior Notes (i) an irrevocable notice of redemption of the Senior Notes on October 1, 1998 and (ii) United States government securities in an amount necessary to yield on October 1, 1998 $78.4 million, which constitutes the principal amount, premium and interest payable on the Senior Notes on the October 1, 1998 redemption date. On October 1, 1998, the Senior Notes were defeased as scheduled and the Company recorded an extraordinary charge of $4.2 million on the statement of operations for defeasance costs during the third quarter related to the call premium on the bonds.

     In connection with the Recapitalization, the Company completed a debt offering of the Initial Notes, consisting of the Fixed Rate Notes and the Floating Rate Notes. Interest on the Initial Notes will be payable semiannually on each May 1 and November 1, commencing on November 1, 1998. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR (as defined in the Indenture) plus 3.98%. The Initial Notes will not be entitled to the benefit of any mandatory sinking fund. For discussion of restrictions on subsidiaries, see
Note 8 to the January 2, 1999 Consolidated Financial Statements. On April 24, 1998, the Company entered into an interest rate swap agreement that converts a portion of the Floating Rate Notes to a fixed rate.

     The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the "Exchange Notes"). The registration statement was declared effective on January 28, 1999. The exchange period ended March 4, 1999. The Exchange Notes are the only notes of the Company which are currently outstanding.

     During 1996, the Company issued 110,000 shares of Series A Cumulative Mandatorily Redeemable Exchangeable Pay-in-Kind Preferred Stock ("Preferred Stock"). In conjunction with the Recapitalization, the Company repurchased the Preferred Stock, canceled it and issued 300,000 shares of a new series of preferred stock (the "New Preferred Stock"), par value $ .01 per share. Dividends on shares of New Preferred Stock are cumulative from the date of issue (whether or not declared) and will be payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded quarterly. The New Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets.

     In connection with the Visionworks Acquisition, the Company assumed an agreement to sublease land, buildings and equipment at eight operating locations. Under the terms of the agreement, the Company committed to purchase such properties for $10.0 million and to pay Eckerd Corporation an annual rent of $1.3 million for the subleases.

     The Company anticipates that cash from operations and funds available under the Revolving Credit Facility will be sufficient to finance the Company's continuing operations and to make all required payments of principal and interest on the Exchange Notes through the next twelve months.

    In August 1997, the Company sold, for net proceeds of $4.8 million, the building in which its corporate headquarters is located. The Company entered into a 15 year operating lease with the new owners and will maintain its current location. As a result of this transaction, the Company recorded a deferred gain, which will be amortized over the life of the lease.

INFLATION

        The impact of inflation on the Company's operations has not been significant to date. While the Company does not believe its business is highly sensitive to inflation, there can be no assurance that a high rate of inflation would not have an adverse impact on the Company's operations.

SEASONALITY AND QUARTERLY RESULTS

    The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third quarters. In addition, quarterly results are affected by the opening of new stores; therefore, the Company's growth, the Visionworks Acquisition, the Hour Eyes

Acquisition and the VisionWorld Acquisition may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

    The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

     The Company's primary market risk exposure is interest rate risk, with specific vulnerability to changes in LIBOR. At January 2, 1999, $130.1 million of the Company's long-term debt bears interest at variable rates, with $100.0 million of that amount effectively converted to fixed rates through interest rate swap agreements. Accordingly, the Company's net income is affected by changes in interest rates. Assuming a two hundred basis point change in the 1998 average interest rate under the $30.1 million in unhedged borrowings, the Company's 1998 interest expense would have changed approximately $600,000.

     At January 2, 1999, the Company had an unrealized loss of $1.2 million related to the $100.0 million swap portfolio. The Company's fixed pay rate is 5.9% while the floating receive rate is based on LIBOR, 5.0% at end of fiscal 1998. A two hundred basis point change in the receive rate would affect the Company's position by $2.0 million.

    In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are set forth in this annual report on Form 10-K commencing on page F-1.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names, ages and positions of the executive officers and directors of the Company.

NAME                             AGE                                  POSITION
----                             ---                                  --------

Bernard W. Andrews               57      Chairman and Chief Executive Officer
David E. McComas                 56      President and Chief Operating Officer
Alan E. Wiley                    52      Executive Vice President, Chief Financial Officer, Secretary and Treasurer
George E. Gebhardt               48      Executive Vice President of Merchandising and Managed Vision Care
Michele M. Benoit                42      Senior Vice President of Human Resources
Charles A. Brizius               30      Director
Anthony J. DiNovi                36      Director
Norman S. Matthews               65      Director
Warren C. Smith, Jr.             42      Director
Antoine G. Treuille              49      Director

     Directors of the Company are elected at the annual shareholders' meeting and hold office until their successors have been elected and qualified. The officers of the Company are chosen by the Board of Directors and hold office until they resign or are removed by the Board of Directors.

     Bernard W. Andrews has been Chairman of the Company since the consummation of the Recapitalization. Mr. Andrews joined the Company as Director and Chief Executive Officer in March 1996. From January 1994 to April 1995, Mr. Andrews was President and Chief Operating Officer, as well as a Director of Montgomery Ward-Retail. He was an Executive Vice President and a Director of Circuit City Stores, Inc., from October 1983 to May 1990, serving as President-Hardlines, Executive Vice President-Marketing and Vice President-Home Fashions. Prior to that, Mr. Andrews spent twenty years with Sears, Roebuck & Co. in a number of merchandising, marketing and operating positions.

     David E. McComas has served as the President and Chief Operating Officer of the Company since July 1998. Prior to that, Mr. McComas was Western Region President and Corporate Vice President, Circuit City Stores, Inc., responsible for eight Western States and Hawaii since 1994. Prior to 1994, Mr. McComas was General Manager of Circuit City Stores, Inc. Mr. McComas has over thirty years of store management experience including stints at Montgomery Ward Holding Corporation and Sears, Roebuck & Co.

     Alan E. Wiley has served as Executive Vice President and Chief Financial Officer of the Company since November 1998. Prior to that, since 1992, Mr. Wiley served as the Senior Executive Vice President, Secretary, Chief Financial and Administrative Officer and a Director of The Cato Corporation. From 1981 through 1990, Mr. Wiley held senior administrative and financial positions with British American Tobacco, U.S. in various companies of the specialty retail division.

     George E. Gebhardt has served as the Company's Executive Vice President of Merchandising, since September 1996 when the Company purchased his former employer, Visionworks, and Managed Vision Care since February 1999. Mr. Gebhardt was with Visionworks from February 1994 to September 1996 serving in various positions, most recently Senior Vice President of Merchandising and Marketing. Prior to that, Mr. Gebhardt spent over thirteen years with Eckerd Corporation in various operational positions including Senior Vice President, General Manager of Eckerd Vision Group. Mr. Gebhardt also spent seven years working for Procter & Gamble serving in various positions including Unit Sales Manager of Procter & Gamble's Health and Beauty Care Division.

     Michele M. Benoit has served as the Company's Senior Vice President of Human Resources since April 1997. From 1995 until joining the Company, she was Vice President, Human Resources for Ben Franklin Retail Stores, Inc. Prior to that, Ms. Benoit was a Vice President and Managing Director with Kennedy and Company, a retail executive search firm based in Chicago, Illinois. She also spent fourteen years with Montgomery Ward and Company where she held a variety of human resources and operational positions.

     Norman S. Matthews has served as a Director of the Company since October 1993 and served as Chairman from December 1996 to April 1998. Mr. Matthews is Chairman of the Executive Committee of the Company's Board of Directors. From 1988 to the present, Mr. Matthews has been an independent retail consultant and venture capitalist. Mr. Matthews was President of Federated Department Stores from 1987 to 1988, and served as Vice Chairman from 1983 to 1987. He is also a Director of Finlay Fine Jewelry Corporation, Toys "R" Us, Inc., The Progressive Corporation, Loehmann's, Inc. and Lechters, Inc.

     Antoine G. Treuille has served as a Director of the Company since October 1993. In March 1998, Mr. Treuille became Managing Director of Financo, Inc., an investment bank. Mr. Treuille has served as President of Charter Pacific Corp. since May 1996. Prior to his current position, Mr. Treuille served as Senior Vice President of DCMI. From September 1985 to April 1992, he served as Executive Vice President with the investment firm of Entrecanales, Inc. Mr. Treuille also serves as a Director of Societe BIC S.A. and Special Metals Corp.

     Anthony J. DiNovi has served as a Director of the Company since the consummation of the Recapitalization. Mr. DiNovi has been employed by Thomas H. Lee Company since 1988 and currently serves as a Managing Director. Mr. DiNovi is a Managing Director and Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fundy IV, LP and Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition fund II (Retirement Accounts), L.P., respectively. Mr. DiNovi also serves as a Director of Safelite Glass Corp., The Learning Company, Inc. and Fisher Scientific International, Inc.

     Warren C. Smith, Jr., has served as a Director of the Company since the consummation of the Recapitalization. Mr. Smith has been employed by Thomas H. Lee Company since 1990 and currently serves as a Managing Director. Mr. Smith is a Managing Director and Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP and Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P., respectively. Mr. Smith also serves as a Director of Rayovac Corporation, Finlay Fine Jewelry Corporation and Just For Feet, Inc.

     Charles A. Brizius has served as a Director of the Company since the consummation of the Recapitalization. Mr. Brizius worked as Thomas H. Lee Company from 1993 to 1995, rejoined in 1997 and currently serves as an Associate. Mr. Brizius is a Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP. From 1991 to 1993, Mr. Brizius worked as Morgan Stanley & Co. Incorporated in the Corporate Finance Department.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation paid during the last three years to the Company's Chief Executive Officer during fiscal 1998 and the four other most highly compensated executive officers serving as executive officers at the end of fiscal 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG-TERM
                                                                                           COMPENSATION
                                                               ANNUAL                     --------------
                                                            COMPENSATION                      AWARDS
                                           --------------------------------------------   --------------
                                                                          OTHER ANNUAL      SECURITIES        ALL OTHER
                                                                          COMPENSATION      UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR      SALARY($)(a)   BONUS($)(b)        ($)(c)         OPTIONS(#)          ($)(d)
---------------------------      ----      ------------   -----------     -------------   --------------     ------------

Bernard W. Andrews               1998        489,480           --                  --        371,376           8,663,996
  Chairman and Chief             1997        398,567           --                  --             --               4,591
  Executive Officer              1996        289,902      325,000             137,439         75,000               4,200

David E. McComas                 1998        153,750      500,000                  --        120,000                  --
  President and Chief            1997             --           --                  --             --                  --
  Operating Officer              1996             --           --                  --             --                  --

George E. Gebhardt               1998        205,577           --                  --         35,000             790,175
  Executive Vice President       1997        188,231           --              49,166             --                  --
  of Merchandising,              1996         39,846       17,444                  --         13,000                  --
  Construction And Design

William Shertzer (e)             1998        158,385           --                  --         30,000           1,459,678
  Senior Vice President of       1997        144,846           --                  --             --                  --
  Managed Vision Care            1996        139,039       58,441                  --         10,000                 894


Michele Benoit                   1998        143,673           --                  --         25,000             384,379
  Senior Vice President of       1997         81,731       25,000              55,798          7,000                  --
  Human Resources                1996             --           --                  --             --                  --


------------

(a) Represents annual salary, including any compensation deferred by the Named Executive Officer pursuant to the Company's 401(k) defined contribution plan or the Company's deferred stock plan.

(b) Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year.

(c) Except with respect to Mr. George E. Gebhardt and Ms. Michele Benoit for 1997 and Mr. Bernard W. Andrews for 1996, the dollar value of the perquisites and other personal benefits, securities or property paid to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus received by the Named Executive Officer. Of the total other annual compensation received by Mr. Gebhardt in 1997, $41,966 related to relocation expenses paid by the Company on behalf of Mr. Gebhardt. Of the total other annual compensation received by Ms. Benoit in 1997, $51,090 related to relocation expenses paid by the Company on behalf of Ms. Benoit. Of the total other annual compensation received by Mr. Andrews in 1996, $131,861 related to relocation expenses paid by the Company on behalf of Mr. Andrews.

(d) In connection with the Recapitalization, all outstanding options were simultaneously vested and exercised. Except with respect to Mr. Bernard
       W. Andrews' term life insurance premiums discussed below, all 1998 amounts represent the compensation amounts related to the exercise of options. During 1998, 1997 and 1996, the Company paid $4,893, $4,591 and $4,200, respectively, for premiums for term life insurance for Mr. Andrews. The remaining 1996 amount in this column relates to contributions made by the Company to the Company's 401(k) defined contribution plan on behalf of the respective Named Executive Officer.

(e)    William Shertzer resigned from the Company effective February 26, 1999.

     STOCK OPTION GRANTS. The following table sets forth information with respect to the Named Executive Officers concerning options granted during fiscal 1998. The Named Executive Officers have not been granted any SARs.

                                                INDIVIDUAL GRANTS                            POTENTIAL REALIZED VALUE AT
                              NUMBER OF     ------------------------------                     ASSUMED ANNUAL RATES OF
                             SECURITIES        % OF TOTAL         EXERCISE                     STOCK PRICE APPRECIATION
                             UNDERLYING     OPTIONS GRANTED       OR BASE                           FOR OPTION TERM
                               OPTIONS      TO EMPLOYEES IN        PRICE     EXPIRATION      -------------------------------
NAME                         GRANTED (#)      FISCAL YEAR          ($/SH)       DATE             5%                   10%
----                         -----------    ---------------       --------      ----             --                   ---

Bernard W. Andrews              371,376           43.5%            $ 10.41      7/08         $ 5,997,472         $ 9,115,883

David E. McComas                120,000           14.1%            $ 10.41      7/08         $ 1,937,919         $ 2,945,548

George E. Gebhardt               35,000            4.1%            $ 10.41      7/08         $   565,226         $   859,118

William Shertzer                 30,000            3.5%            $ 10.41      7/08         $   484,480         $   736,387

Michele Benoit                   25,000            2.9%            $ 10.41      7/08         $   403,733         $   613,656


     STOCK OPTION EXERCISES AND HOLDINGS TABLE. The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held as of January 2, 1999. The Named Executive Officers have not been granted any SARs.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                     NUMBER OF
                                                                    SECURITIES            VALUE OF
                                                                    UNDERLYING           UNEXERCISED
                                                                    UNEXERCISED         IN-THE-MONEY
                                                                      OPTIONS              OPTIONS
                                                                    AT FY-END (#)       AT FY-END ($)
                                    SHARES          VALUED        ----------------    ----------------
                                 ACQUIRED ON       REALIZED        EXERCISABLE/         EXERCISABLE/
NAME                            EXERCISE(#)(a)      ($)(c)         UNEXERCISABLE      UNEXERCISABLE(b)
----                            --------------    ---------       ----------------    ----------------

Bernard W. Andrews                  75,000       $ 8,205,796         -/371,376               --

David E. McComas                      --               --            -/120,000               --

George E. Gebhardt                  13,000       $   778,846          -/35,000               --

William Shertzer                    13,292       $ 1,248,268          -/30,000               --

Michele Benoit                       7,000       $   384,379          -/25,000               --


(a) Exercise occurred prior to Recapitalization and therefore number of shares does not reflect 12 for 1 stock split.

(b) There is currently no active trading market for the Common Stock and thus the fair market value as of January 2, 1999 is not determinable.

(c) Value realized is the difference between the recapitalization option price per share and the option exercise price.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors has an Executive Committee of which Norman S. Matthews is chairman and, as of the date hereof, the sole member.

    The Board of Directors has a Compensation Committee currently consisting of Messrs. Matthews, DiNovi and Smith. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of employees of and consultants to the Company.

    The Board of Directors has an Audit Committee currently consisting of Messrs. DiNovi, Smith, Treuille and Brizius. The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors.

DIRECTOR COMPENSATION

    The Company may compensate its directors for services rendered in such capacity.

    The Company entered into a three year consulting agreement (the "Consulting Agreement"), effective as of the closing of the Recapitalization, with Norman S. Matthews, which provides for the payment of an annual consulting fee of $50,000. The Consulting Agreement provides for the grant to Mr. Matthews, concurrently with the closing of the Recapitalization, of an option to purchase up to 1.5% of the fully diluted Common Stock or approximately 110,000 shares as of the closing of the Recapitalization, subject to a vesting schedule which will be one-half time based and one-half performance based, at an exercise price equal to approximately $10.41 per share, the same price paid by THL in connection with the Recapitalization.

EMPLOYMENT AGREEMENT

    Bernard W. Andrews entered into an employment agreement with the Company, effective as of the closing of the Recapitalization, which provides for his employment with the Company for an initial term of three years, and will thereafter be renewed for consecutive one year terms unless terminated by either party. Mr. Andrews is entitled to a base salary of $500,000 during the first year following the Recapitalization, $550,000 during the second year and $600,000 during the third year. Mr. Andrews will be eligible to receive an annual performance bonus upon the achievement by the Company of certain EBITDA targets as determined from year to year by the Board of Directors.

    Under the terms of his employment agreement, Mr. Andrews purchased $1.0 million of Common Stock at the same price that THL paid in connection with the Recapitalization. Mr. Andrews paid for these shares by delivering a promissory note with an original purchase amount of $1.0 million, which shall accrue interest at a fixed rate equal to the Company's initial borrowing rate. The repayment of such note is secured by Mr. Andrews' shares of Common Stock.

    Mr. Andrews is entitled to receive severance of two times his base salary upon termination by the Company without cause or by Mr. Andrews for good reason. Severance shall be paid over twelve months. Mr. Andrews also will be subject to a standard restrictive covenants agreement (including non-competition, non-solicitation, and non-disclosure covenants) during the term of his employment and for a period of three years following termination for any reason.

    Mr. Andrews has received non-qualified options to purchase 371,376 shares of Common Stock. Certain of these options vest over time and others vest upon the Company reaching certain profitability levels. If the profitability levels are not reached for a given year, the options fail to become exercisable and are carried forward to the next succeeding vesting period.

STOCK OPTION PLAN

    The Company has granted stock options to certain officers under the Company's 1998 stock option plan. As of March 23, 1999, options to purchase 411,500 shares of Common Stock were outstanding. Subject to acceleration under certain circumstances, the options vest over a four-year period. The per option exercise price is $10.41. Generally, all unvested options will be forfeited upon termination of employment.

    COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During 1998, the Compensation Committee consisted of Messrs. Matthews, DiNovi and Smith, none of whom were an officer or employee of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth information with respect to the anticipated beneficial ownership of shares of the Common Stock as of March 23, 1999 by persons who are beneficial owners of more than 5% of the common stock, by each director, by each Named Executive Officer of the Company and by all directors and executive officers as a group, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All shares of the Common Stock are voting stock.

                                                                                   Shares of      Percentage
Name of Beneficial Owner(a)                                                      Common Stock      of Class

Thomas H. Lee Equity Fund IV, L.P. (and affiliates of THL Co.)(b) .........         6,664,800         89.9%
Equity-Linked Investors-II (c) ............................................           383,616          5.2
Bernard W. Andrews (e) ....................................................           254,016          3.4
David E. McComas (f) ......................................................            24,015            *
Norman S. Matthews (g) ....................................................            19,692            *
Antoine G. Treuille (h) ...................................................             6,528            *
George E. Gebhardt (i) ....................................................            19,212            *
Michele Benoit (j) ........................................................             9,600            *
Anthony J. DiNovi (b) .....................................................         6,664,800         89.9
Warren C. Smith (b) .......................................................         6,664,800         89.9
Charles A. Brizius (b) ....................................................         6,664,800         89.9
All directors and executive officers of the Company as a group (11)(d) ....         7,017,075         93.9

----------

       *   Less than 1%.

    (a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and reflects general voting power and/or investment power with respect to securities.

    (b) The business address for such person(s) is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109. All such voting securities may be deemed to be beneficially owned by THL Equity Advisors IV, LLC ("Advisors"), the general partner of THL Fund IV, Thomas H. Lee, Messrs. DiNovi, Smith and the other managing directors and by Mr. Brizius and the other officers of THL Co., in each case pursuant to the definition of beneficial ownership provided in footnote (a). Each of such persons disclaims beneficial ownership of such shares.

    (c) Equity-Linked Investors-II is an investment partnership managed by Desai Capital Management Incorporated. The business address for such person is c/o Desai Capital Management Incorporated, 540 Madison Avenue, New York, New York 10022.

    (d) Includes 6,664,800 shares beneficially owned by THL described in footnote (b).

    (e) Includes 61,896 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 22, 1999). Excludes 309,480 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 22, 1999).

    (f) Excludes 120,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 22, 1999).

    (g) Excludes 111,412 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 22, 1999).

    (h) Excludes 5,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 22, 1999).

    (i) Excludes 35,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 22, 1999).

    (j) Excludes 25,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 22, 1999).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

    The Company and THL Co. entered into a management agreement as of the closing date of the Recapitalization (the "Management Agreement"), pursuant to which THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the Recapitalization and structuring, negotiating and arranging the debt financing. In addition, pursuant to the Management Agreement, THL Co. initially receives $500,000 per year plus expenses for management and other consulting services provided to the Company, including one percent (1%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition. The Management Agreement continues unless and until terminated by mutual consent of the parties in writing, for so long as THL Co. provides management and other consulting services to the Company. The Company believes that the terms of the Management Agreement are comparable to those that would have been obtained from unaffiliated sources.

STOCKHOLDERS' AGREEMENT

    The Company entered into a Stockholders' Agreement (the "Stockholders' Agreement") among THL and the other shareholders of the Company upon the consummation of the Recapitalization. Pursuant to the Stockholders' Agreement, the shareholders are required to vote their shares of capital stock of the Company to elect a Board of Directors of the Company consisting of directors designated by THL. The Stockholders' Agreement also grants THL the right to require the Company to effect the registration of shares of Common Stock they hold for sale to the public, subject to certain conditions and limitations. If the Company proposes to register any of its securities under the Securities Act of 1933, as amended, whether for its own account or otherwise, the shareholders are entitled to notice of such registration and are entitled to include their shares in such registration, subject to certain conditions and limitations. All fees, costs and expenses of any registration effected on behalf of such shareholders under the Stockholders' Agreement (other than underwriting discounts and commissions) will be paid by the Company.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

                                                                                       Page of 10-K
                                                                                       ------------
     1.  FINANCIAL STATEMENTS

         Report of Independent Auditors                                                     F-2

         Consolidated Balance Sheets at January 3, 1998 and January 2, 1999                 F-3

         Consolidated Statements of Operations for the Years Ended December 28, 1996,
         January 3, 1998 and January 2, 1999                                                F-4

         Consolidated Statements of Shareholders' Equity/(Deficit) at December 28,
         1996, January 3, 1998 and January 2, 1999                                          F-5

         Consolidated Statements of Cash Flows at December 28, 1996, January 3, 1998
         and January 2, 1999                                                                F-6

         Notes to the Consolidated Financial Statements                                     F-8

     2.  FINANCIAL STATEMENT SCHEDULES

         Schedule II - Consolidated Valuation and Qualifying Accounts - for the Years
         Ended December 28, 1996, January 3, 1998 and January 2, 1999                      F-37


     3.  EXHIBITS

            2.1 Stock Purchase Agreement dated August 15, 1996 by and between Eye Care Centers of America, Inc., Visionworks Holdings, Inc. and the Sellers listed therein. (a)

            2.2 Stock Purchase Agreement, dated September 30 1997, by and among Eye Care Centers of America, Inc., a Texas corporation, Robert A. Samit, O. D. and Michael Davidson, O. D. (a)

            2.3 Recapitalization Agreement dated as of March 6, 1998 among ECCA Merger Corp., Eye Care Centers of America, Inc. and the sellers Listed therein. (a)

            2.4 Amendment No. 1 to the Recapitalization Agreement dated as of April 23, 1998 among ECCA Merger Corp., Eye Care Centers of America, Inc, and the sellers listed therein. (a)

            2.5 Amendment No. 2 to the Recapitalization Agreement dated as of April 24, 1998 among ECCA Merger Corp., Eye Care Centers of America, Inc. and the sellers listed therein. (a)

            2.6 Articles of Merger of ECCA Merger Corp. with and into Eye Care Centers of America, Inc. dated April 24, 1998. (a)

            2.7 Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc., Mark E. Lynn, Dr. Mark Lynn & Associates, PLLC; Dr. Bizer's Vision World, PLLC and its affiliates. (a)

            2.8 Letter Agreement, dated October 1, 1998, amending and modifying that certain Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc.; Mark E. Lynn; Dr. Mark Lynn & Associates, PLLC; Dr. Bizer's VisionWorld, PLLC and its affiliates. (a)

            3.1 Restated Articles of Incorporation of Eye Care Centers of America Inc. (a)

            3.2 Statement of Resolution of the Board of Directors of Eye Care Centers of America, Inc. designating a series of Preferred Stock. (a)

            3.3 Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)

            4.1 Indenture dated as of April 24, 1998 among Eye Care Centers of America, Inc., the Guarantors named therein and United States Trust Company of New York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008 and Floating Interest Rate Subordinated Term Securities. (a)

            4.2           Form of Fixed Rate Exchange Note (included in Exhibit
                          4.1 Hereto). (a)

            4.3           Form of Floating Rate Exchange Note (included in
                          Exhibit 4.1 Hereto). (a)

            4.4           Form of Guarantee (included in Exhibit 4.1 hereto).
                          (a)

            4.5 Registration Rights Agreement dated April 24, 1998 between Eye Care Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (a)

            10.1 Form of Stockholders' Agreement dated as of April 24, 1998 by and among Eye Care of America, Inc. and the shareholders listed therein. (a)

            10.2          1998 Stock Option Plan. (a)

            10.3 Amended and Restated Deferred Stock Plan of Eye Care Centers of America, Inc. (a)

            10.4 Employment Agreement dated April 24, 1998 by and between Eye Care Centers of America, Inc. and Bernard
                          W. Andrews. (a)

            10.5 Stock Option Agreement dated April 24, 1998 by and between Bernard W. Andrews and Eye Care Centers of America, Inc. (a)

            10.6 Form of Employment Agreement dated January 1, 1998 between Eye Care Centers of America, Inc. and Mark T. Pearson, William A. Shertzer, Jr., George Gebhardt and Kent M. Keish. (a)

            10.7 Employment Agreement dated March 24, 1997 between Eye Care Centers of America, Inc. and Michele Benoit. (a)

            10.8 Management Agreement, dated as of April 24, 1998, by and between Thomas H. Lee Company and Eye Care Centers of America, Inc. (a)

            10.9 Retail Business Management Agreement, dated September 30, 1997, by and between Dr. Samit's Hour Eyes Optometrist, P.C., a Virginia professional corporation, and Visionary Retail Management, Inc., a Delaware corporation. + (a)

            10.10 Professional Business Management Agreement dated September 30, 1997, by and between Dr. Samit's Hour Eyes Optometrists, P.C., a Virginia professional corporation, and Visionary MSO, Inc., a Delaware corporation. + (a)

            10.11 Contract for Purchase and Sale dated May 29, 1997 by and between Eye Care Centers of America, Inc. and JDB Real Properties, Inc. (a)

            10.11 Contract for Purchase and Sale dated May 29, 1997 by and between Eye Care Centers of America, Inc. and JDB Real Properties, Inc. (a)

            10.12 Amendment to Contract for Purchase and Sale dated July 3, 1997 by and between Eye Care Centers of America, Inc. and JDB Real Properties, Inc. (a)

            10.13 Second Amendment to Contract for Purchase and Sale dated July 10, 1997 by and between Eye Care Centers of America, Inc. and JDB Real Properties, Inc. (a)

            10.14 Third Amendment to Contract for Purchase and Sale by and between Eye Care Centers of America, Inc., John D. Byram, Dallas Mini #262. Ltd. and Dallas Mini #343, Ltd. (a)

            10.15 Commercial Lease Agreement dated August 19, 1997 by and between John D. Byram, Dallas Mini #262, Ltd. and Dallas Mini #343, Ltd. And Eye Care Centers of America, Inc. (a)

            10.16         1997 Incentive Plan for Key Management. (a)

            10.17         1998 Incentive Plan for Key Management. (a)

            10.18 Employment Agreement and Noncompetition Agreement, dated December 31, 1996 by and between Eye Care Centers of America, Inc. and Gary D. Hahs, together with letter, dated November 21, 1997, regarding extension of term. (a)

            10.19 Master Lease Agreement, dated August 12, 1997, by and between Pacific Financial Company and Eye Care Centers of America, Inc., together with all amendments, riders and schedules thereto. (a)

            10.20 Credit Agreement, dated as of April 23, 1998, among Eye Care Centers of America, Inc., Various Lenders, Bankers Trust Company, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent. (a)

            10.21 Purchase Agreement, dated as of April 24, 1998, by and among Eye Care Centers of America, Inc., the subsidiaries of Eye Care Centers of America, Inc. named therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (a)

            10.22 Secured Promissory Note, dated April 24, 1998, issued by Bernard W. Andrews in favor of Eye Care Centers of America, Inc. (a)

            10.23 Form of Eye Care Centers of America, Inc. standard managed care contract. (a)

            10.24 Employment Agreement, dated July 8, 1998, by and between Eye Care Centers of America, Inc. and David E. McComas. (a)

            10.25 Employment Agreement, dated November 2, 1998, by and between Eye Care Centers of America, Inc. and Alan E. Wiley. (a)

            10.26 Retail Business Management Agreement, dated October 1, 1998, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. + (b)

            10.27 Professional Business Management Agreement, dated October 1, 1998, by and between Visionary MSO, Inc., a Delaware Corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. + (b)

            12.1          Statement re Computation of Ratios (b)

            21.1          List of subsidiaries of Eye Care Centers of America,
                          Inc. (b)

            24.1 Powers of Attorney (contained on the signature pages to this report). (b)

            27.1          Financial Data Schedule. (b)


----------

        + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

        (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

        (b)  Filed herewith.

(b) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended January 2, 1999.

     Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report or proxy materials has been sent to security holders of the Company.

                                           SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SAN ANTONIO, STATE OF TEXAS, ON APRIL 2, 1999.

                                      EYE CARE CENTERS OF AMERICA, INC.

                                  By:        /s/  BERNARD W. ANDREWS
                                      ------------------------------------------
                                                  BERNARD W. ANDREWS
                                               CHAIRMAN OF THE BOARD AND
                                               CHIEF EXECUTIVE OFFICER


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Bernard W. Andrews and Alan E. Wiley and each of them, with the power to Act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every Act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                    SIGNATURE                                       TITLE                            DATE
                    ---------                                       -----                            ----

                                                      Chairman of the Board and Chief           April 2, 1999
             /s/ Bernard W. Andrews                      Executive Officer
--------------------------------------------------       (Principal Executive Officer)
               BERNARD W. ANDREWS


                                                      Executive Vice President and Chief        April 2, 1999
                /s/ Alan E. Wiley                        Financial Officer
--------------------------------------------------       (Principal Financial and
                  ALAN E. WILEY                          Accounting Officer)


             /s/ Norman S. Matthews                   Director                                  April 2, 1999
--------------------------------------------------
               NORMAN S. MATTHEWS


             /s/ Antoine G. Treuille                  Director                                  April 2, 1999
--------------------------------------------------
               ANTOINE G. TREUILLE


              /s/ Anthony J. DiNovi                   Director                                  April 2, 1999
--------------------------------------------------
                ANTHONY J. DINOVI


            /s/ Warren C. Smith, Jr.                  Director                                  April 2, 1999
--------------------------------------------------
              WARREN C. SMITH, JR.


             /s/ Charles A. Brizius                   Director                                  April 2, 1999
--------------------------------------------------
               CHARLES A. BRIZIUS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               EYE CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES




Report of Independent Auditors                                                                  F-2

Consolidated Balance Sheets at January 3, 1998 and January 2, 1999.                             F-3

Consolidated Statements of Operations for the Years Ended December 28, 1996,
January 3, 1998 and January 2, 1999.                                                            F-4

Consolidated Statements of Shareholders' Equity/(Deficit) as of December 28, 1996,
January 3, 1998 and January 2, 1999.                                                            F-5

Consolidated Statements of Cash Flows for the Years Ended December 28, 1996,
January 3, 1998 and January 2, 1999.                                                            F-6

Notes to the Consolidated Financial Statements                                                  F-8

Schedule II - Consolidated Valuation and Qualifying Accounts - for the Years
Ended December 28, 1996, January 3, 1998 and January 2, 1999.                                  F-37


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Eye Care Centers of America, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Eye Care Centers of America, Inc. and Subsidiaries as of January 2, 1999 and January 3, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Care Centers of America, Inc. and Subsidiaries at January 2, 1999 and January 3, 1998, and the consolidated results of their operations and their cash flows for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                       /s/ ERNST & YOUNG LLP


San Antonio, Texas
March 10, 1999

                        EYE CARE CENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                                                     ----------         ----------
                                         ASSETS                                                      January 3,         January 2,
                                                                                                       1998               1999
                                                                                                     ----------         ----------
         Current assets:
         Cash and cash equivalents                                                                   $   7,172          $   5,127
         Accounts and notes receivable, less allowance for doubtful accounts of $318 in 1997
          and $559 in 1998                                                                               5,722              6,453
         Inventory, less reserves of $561 in 1997 and $852 in 1998                                      26,007             26,977
         Prepaid expenses and other                                                                      3,566              2,286
         Deferred income taxes                                                                             386                391
                                                                                                     ---------          ---------

      Total current assets                                                                              42,853             41,234

      Property and equipment, net of accumulated depreciation and amortization of
         $41,766 in 1997 and $58,134 in 1998                                                            57,212             68,118
      Intangibles, net of accumulated amortization of $6,578 in 1997 and $10,344 in 1998                75,279            102,459
      Other assets                                                                                       4,800             11,096
                                                                                                     ---------          ---------
                                                                                                     $ 180,144          $ 222,907
                                                                                                     =========          =========

                       LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)

      Current liabilities:
         Accounts payable                                                                            $  12,801          $  20,921
         Current portion of long-term debt                                                               7,003              3,578
         Deferred revenue                                                                                3,804              5,331
         Accrued payroll expense                                                                         2,969              2,788
         Accrued interest                                                                                2,976              3,347
         Other accrued expenses                                                                          9,200              8,186
                                                                                                     ---------          ---------

      Total current liabilities                                                                         38,753             44,151

      Deferred income taxes                                                                                384                391
      Long-term debt, less current maturities                                                          115,386            242,945
      Deferred rent                                                                                      3,042              3,246
      Deferred gain                                                                                      2,334              2,175
                                                                                                     ---------          ---------

      Total liabilities                                                                                159,899            292,908
                                                                                                     ---------          ---------

      Mandatorily redeemable cumulative preferred stock                                                 12,117               --

      Commitments and contingencies

      Shareholders' equity/(deficit):
         Common stock, par value $.01 per share; 20,000,000 shares authorized; issued
           and outstanding 1,011,548 in 1997 and 7,451,030 in 1998                                          10                 75
         Preferred stock, par value $.01 per share, 300,000 share authorized, issued
            and outstanding in 1998                                                                       --               32,793
         Additional paid-in capital                                                                     31,245             60,958
         Accumulated deficit                                                                           (23,127)          (163,827)
                                                                                                     ---------          ---------

      Total shareholders' equity/(deficit)                                                               8,128            (70,001)
                                                                                                     ---------          ---------

                                                                                                     $ 180,144          $ 222,907
                                                                                                     =========          =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                        Fiscal Year Ended
                                                         ------------------------------------------------
                                                         December 28,       January 3,         January 2,
                                                             1996              1998              1999
                                                         ------------       ----------         ----------

Optical sales                                              $ 158,224         $ 218,958          $ 235,236
Management fees                                                 --                 653              2,615
                                                           ---------         ---------          ---------
Net revenues                                                 158,224           219,611            237,851

Operating costs and expenses:
   Cost of goods sold                                         51,884            77,134             80,636
   Selling, general and administrative expenses               91,897           120,319            132,390
   Recapitalization and other expenses                          --                 --              25,803
   Amortization of intangibles:
     Goodwill                                                  1,424             2,722              3,552
     Noncompete and other intangibles                          1,514               148                153
                                                           ---------         ---------          ---------

Total operating costs and expenses                           146,719           200,323            242,534
                                                           ---------         ---------          ---------

Income (loss) from operations                                 11,505            19,288             (4,683)

Interest expense, net                                          9,899            13,738             19,159

In-substance defeased bonds
  interest expense, net                                         --                  --              2,418
                                                           ---------         ---------          ---------

Income (loss) before income taxes                              1,606             5,550            (26,260)

Income tax expense                                               188               335                 13
                                                           ---------         ---------          ---------


Net income (loss) before extraordinary item                    1,418             5,215            (26,273)

Extraordinary loss on early extinguishment of
  long-term debt                                                --                --                8,355
                                                           ---------         ---------          ---------
Net income (loss)                                          $   1,418         $   5,215          $ (34,628)
                                                           =========         =========          =========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        EYE CARE CENTERS OF AMERICA, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                              Additional     Cumulative               Accumulated        Total
                                          Common Stock          Paid-In     Translation   Preferred     (Deficit)     Shareholders'
                                      Shares        Amount      Capital      Adjustment    Stock        Earnings    Equity/(deficit)
                                    ----------   ----------   ----------    -----------   ---------   -----------   ----------------

Balance at December 30, 1995           996,774   $       10   $   31,760    $     (679)   $     --    $  (29,760)     $    1,331
Proceeds from deferred stock
   compensation plan                      --           --            158          --            --          --               158

Purchase of deferred stock                --           --           (182)         --            --          --              (182)
   shares

Purchase of common stock                (6,452)        --           (200)         --            --          --              (200)

Issuance of common stock                10,000         --            310          --            --          --               310

Stock options exercised                  8,226         --            238          --            --          --               238

Dividends accrued on
   mandatorily  redeemable                --           --           (220)         --            --          --              (220)
   preferred stock

Translation and other                     --           --           --             679          --          --               679

Net income                                --           --           --            --            --         1,418           1,418
                                    ----------   ----------   ----------    ----------    ----------  ----------      ----------

Balance at December 28, 1996         1,008,548   $       10   $   31,864    $     --      $     --    $  (28,342)     $    3,532

Proceeds from deferred stock
   compensation plan                      --           --            179          --            --          --               179

Purchase of deferred stock                --           --            (96)         --            --          --               (96)
   shares

Stock options exercised                  3,000         --            195          --            --          --               195

Dividends accrued on
   mandatorily redeemable                 --           --           (897)         --            --          --              (897)
   preferred stock

Net income                                --           --           --            --            --         5,215           5,215
                                    ----------   ----------   ----------    ----------    ----------  ----------      ----------

Balance at January 3, 1998           1,011,548   $       10   $   31,245    $     --      $     --    $  (23,127)     $    8,128

Dividends accrued on
   mandatory redeemable
   preferred stock                        --           --           (268)         --            --          --              (268)

Repurchase of common stock and
   conversion of options and
   warrants as a part of the
   recapitalization                 (1,011,548)         (10)     (30,977)         --            --       (98,198)       (129,185)

Common stock issued as a part
   of the recapitalization             565,923            6       70,684          --            --          --            70,690

Rollover of shares of common stock
   to common stock and preferred
   stock as a part of the
   recapitalization                     45,030         --          5,624          --           2,250      (7,874)            --

Common stock issued for shareholder
   loan as a part of the
   recapitalization                     8,005          --            --           --             --         --               --

Preferred stock issuance as a part
   of the recapitalization                --           --            --           --          27,750        --            27,750

Recapitalization fees                     --           --        (12,733)         --             --         --           (12,733)

Stock split                         6,808,538            68          (68)         --             --         --               --

Dividends accrued on preferred
   stock                                  --           --         (2,793)         --           2,793        --               --

Stock buyback                         (19,680)         --           (205)         --             --         --              (205)

Issuance of common stock               43,227             1          449          --             --         --               450

Net loss                                  --           --            --           --             --      (34,628)        (34,628)
                                    ----------   ----------   ----------    ----------    ----------  ----------      ----------

Balance at January 2, 1999           7,451,043   $       75   $   60,958    $     --      $   32,793  $ (163,827)     $  (70,001)
                                    ==========   ==========   ==========    ==========    ==========  ==========      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                                      Fiscal Year Ended
                                                                          ------------------------------------------
                                                                          December 28,    January 3,      January 2,
                                                                              1996           1998            1999
                                                                          ------------    ----------      ----------

Cash flows from operating activities:
   Net income (loss)                                                        $  1,418       $  5,215       $ (34,628)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                             9,646         12,131          12,345
      Amortization of intangibles                                              2,938          2,870           3,705
      Other amortization                                                         671            983           1,578
      Amortization of deferred gain                                             --              (53)           (159)
      Deferred revenue                                                          (378)           232             654
      Deferred rent                                                              417            602             204
      Other                                                                      217           (125)           (515)
      (Gain) loss on disposition of property and equipment                        80           (120)            633
      Extraordinary loss on early extinguishment of long-term debt              --             --             8,355

Changes in operating assets and liabilities:
   Accounts and notes receivable                                                 (23)        (1,667)           (189)
   Inventory                                                                     325            951              68
   Prepaid expenses and other                                                    194         (2,848)          1,168
   Accounts payable and accrued liabilities                                   (1,542)        (2,655)          6,974
                                                                            --------       --------       ---------

Net cash provided by operating activities                                     13,963         15,516             193
                                                                            --------       --------       ---------

Cash flows from investing activities:
   Acquisition of property and equipment                                      (4,233)        (9,470)        (20,656)
   Net outflow for Visionworks Holdings, Inc. common stock                   (53,521)          --              --
   Proceeds from sale of property and equipment                                 --            5,731           1,196
   Payment received on notes receivable                                           17            375             177
   Net outflow for The Samit Group, Inc.                                        --          (17,462)           --
   Net outflow for the VisionWorld acquisition                                  --             --           (33,042)
   Purchase of investment securities-restricted                                 --             --           (76,618)
   Maturity of investment securities-restricted                                 --             --            78,400
                                                                            --------       --------       ---------
Net cash used in investing activities                                       $(57,737)      $(20,826)      $ (50,543)
                                                                            --------       --------       ---------

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                                   Fiscal Year Ended
                                                                      --------------------------------------------
                                                                      December 28,    January 3,      January 2,
                                                                          1996           1998            1999
                                                                      ------------    -----------     ------------

       Cash flows from financing activities:
         Payments related to deferred compensation                     $    (382)      $     (96)      $    --
         Proceeds from issuance of long-term debt                         40,000           9,000         234,611
         Proceeds from the stock option exercises                            238             195            --
         Proceeds from the issuance of common stock                          310            --            71,140
         Proceeds from issuance of preferred stock                        11,000            --            27,750
         Payments related to debt issuance                                (1,350)           --           (11,153)
         Payments to retire mandatorily redeemable preferred stock          --              --           (12,385)
         Redemption of common stock                                         --              --          (129,390)
         Recapitalization fees                                              --              --           (12,733)
         Payments on debt and capital leases                                (500)         (7,440)       (112,917)
         Proceeds from deferred stock compensation plan                      158             179            --
         Payment of call premium                                            --              --            (4,200)
         Payment of in-substance defeased bonds interest expense, net       --              --            (2,418)
                                                                       ---------       ---------       ---------

       Net cash (used in) provided by financing activities                49,474           1,838          48,305
                                                                       ---------       ---------       ---------

       Effect of exchange rate changes on cash and cash
         equivalents                                                         577            --              --
                                                                       ---------       ---------       ---------

       Net increase (decrease) in cash and cash equivalents                6,277          (3,472)         (2,045)

       Cash and cash equivalents at beginning of period                    4,367          10,644           7,172
                                                                       ---------       ---------       ---------

       Cash and cash equivalents at end of period                      $  10,644       $   7,172       $   5,127
                                                                       =========       =========       =========


       Supplemental cash flow disclosures:
          Cash paid during the period for:
            Interest                                                   $   8,885       $  13,580       $  17,781
            Taxes                                                      $     163       $     160       $    --

         Noncash investing and financing activities:
            Additions of property and equipment                        $     214       $     495       $     588
            Dividends accrued on mandatorily redeemable
              cumulative preferred stock                               $     220       $     897       $     268
            Dividends accrued on preferred stock                       $    --         $    --         $   2,793
            Adjustment of Visionworks property and equipment
                to fair market value                                   $    --         $   4,684       $    --
            Adjustment of Hour Eyes property and equipment
                to fair market value                                   $    --         $    --         $      43
            Rollover of common stock to
              common stock as part of
              the recapitalization                                     $    --         $    --         $   5,624
            Rollover of common stock to
              preferred stock as a part of
              the recapitalization                                     $    --         $    --         $   2,250
            Loan to shareholder to acquire
              common stock                                             $    --         $    --         $   1,000
            Adjustment of noncompete
              agreement to goodwill                                    $    --         $    --         $     735


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



1.  DESCRIPTION OF BUSINESS AND ORGANIZATION

     Description of Business. Eye Care Centers of America, Inc. (the "Company") operates super optical retail stores which sell prescription eyewear, sunglasses and ancillary optical products, and feature on-site laboratories. The Company's operations are located in the Southwest, Midwest, Southeast, along the Gulf Coast, in the Mid-Atlantic states and in the Pacific Northwest.

     Organization. On March 6, 1998, ECCA Merger Corp. ("Merger Corp."), a Delaware corporation formed by Thomas H. Lee Company ("THL Co."), and the Company entered into a recapitalization agreement (the "Recapitalization Agreement") providing for, among other things, the merger of such corporation with and into the Company (the "Merger" and, together with the financing of the recapitalization and related transactions described below, the "Recapitalization"). Upon consummation of the Recapitalization on April 24, 1998, Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV") and other affiliates of THL Co. (collectively with THL Fund IV and THL Co., "THL") owned approximately 89.7% of the issued and outstanding shares of common stock of the Company ("Common Stock"), existing shareholders (including management) of the Company retained approximately 7.3% of the issued and outstanding Common Stock and management purchased additional shares representing approximately 3.0% of the issued and outstanding Common Stock.

     The Company financed the Recapitalization with (a) the proceeds from the offering of $150.0 million aggregate principal amount of its senior subordinated notes due 2008, consisting of $100.0 million aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50.0 million aggregate principal amount of its Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Initial Notes") (b) approximately $55.0 million of borrowings under the New Credit Facility (defined herein) and (c) approximately $99.4 million from the sale of capital stock to THL, Bernard W. Andrews and other members of management (the "Equity Contribution") consisting of (i) approximately $71.7 million from the sale of Common Stock and (ii) approximately $27.7 million from the sale of shares of a newly created series of preferred stock of the Company ("New Preferred Stock"). Additionally, existing stockholders rolled over $7.9 million in Common Stock and New Preferred Stock. The proceeds from such bank borrowings, the sale of the Notes, and the Equity Contribution was used principally to finance the conversion into cash of the shares of Common Stock which were not retained by existing stockholders, to refinance certain existing indebtedness of the Company, to redeem certain outstanding preferred stock of the Company and to pay related fees and expenses of the Recapitalization.

     In connection with the Recapitalization, the Company in-substance defeased its previously issued 12% Senior Notes due 2003 (the "Senior Notes") by depositing with the trustee for the senior notes (i) an irrevocable notice of redemption of the Senior Notes on October 1,

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



1998 and (ii) United States government securities in an amount necessary to yield on October 1, 1998 $78.4 million, which constitutes the principal amount, premium and interest payable on the Senior Notes on the October 1, 1998 redemption date. The Bonds were defeased on October 1, 1998 and the company recorded an extraordinary charge of $4.2 million on the statement of operations for defeasance costs during the third quarter related to the call premium on the bonds. Additionally, an extraordinary loss of $4.2 million related to the write-off of unamortized deferred loan costs related to the early extinguishment of debt was recorded as part of the Recapitalization.

     As a result of the Recapitalization, the Company has incurred approximately $25.1 million of non-recurring expenses. These expenses consisted of compensation expense recorded in connection with the exercise of employee stock options and other transaction related expenses. Additionally, the Company incurred approximately $0.7 million in connection with a point-of-sale system write-off.

     Effective April 24, 1998, the Board of Directors of the Company authorized a twelve-for-one stock split to shareholders of record on that date. The par value of the Common Stock remained at $0.01. The stock split had no effect on the percentage ownership of shareholders.

     Recent Acquisitions. On September 27, 1996 ("Visionworks Acquisition") the Company acquired all of the outstanding shares of the capital stock of Visionworks Holdings, Inc. ("VHI"). At the time of the acquisition, VHI was a 60 store optical retailer located along the Atlantic Coast from Florida to Washington, D.C. with 49 superstores and 11 optical centers located near Eckerd Corporation drug stores. The Visionworks Acquisition price of $61.5 million was financed through (i) the issuance of $11.0 million in mandatorily redeemable preferred stock plus nondetachable warrants to purchase 150,000 shares of common stock of the Company, (ii) borrowing under an amended and restated credit facility agreement of $40.0 million, (iii) existing cash from the Company and
(iv) the assumption of a capital lease with Eckerd Corporation.

     The Visionworks Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price, $38.6 million, included in goodwill. The cost in excess of net assets of the business acquired is being amortized over 25 years. Results of operations for this acquired entity were included in the Company's operating results from the date of acquisition.

     Effective September 30, 1997, the Company acquired The Samit Group, Inc. and its subsidiaries (collectively, "TSGI"), with ten stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C., a Virginia professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C. (the "PC"), and simultaneously entered into a long-term management agreement with the PC to manage the PC's twelve stores in Virginia (collectively, the "Hour Eyes Acquisition"). The acquisition cost to the Company was $22.25 million less TSGI's acquisition date liabilities. The Hour Eyes Acquisition was

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



financed through (i) borrowing under the Amended Credit Facility (defined herein) of $9.0 million and (ii) existing cash from the Company.

     The Hour Eyes Acquisition, which occurred during the fourth quarter of 1997, was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price included in goodwill. Included in identifiable net assets acquired is a management agreement being amortized over 25 years and a noncompete agreement being amortized over three years. The cost in excess of identifiable net assets of the business acquired is being amortized over 25 years.

     Results of operations for this acquired entity were included in the Company's operating results from the date of acquisition. As a result of the long-term business management agreement with the PC, the Company records a management fee but does not include the results of operations from the twelve Virginia stores in the Company's consolidated results of operations.

     On September 30, 1998, the Company acquired (the "VisionWorld Acquisition") substantially all of the assets, properties and rights (collectively, the "Assets") of Dr. Bizer's VisionWorld, PLLC and its affiliates: Doctor's ValuVision, PLLC; Bizer Enterprises, LLC; Bizer Service Company, LLC; Eye Care Associates, PLLC; Optical Processors, LLC; The Eye Surgery Center, PSC; American Vision Administrators, LLC; and Vision for Less of Kentucky, Inc. (collectively, the "Companies"). Each of the Companies is engaged in the business of providing optometric and ophthalmologic services, selling optical goods and providing other related services in Kentucky, Tennessee, Indiana and Missouri. Results of operations for this acquisition were included in the Company's operating results from the date of acquisition. Simultaneously with the VisionWorld Acquisition, the Company entered into a long-term business management agreement with a private optometrist to manage the stores. The aggregate cash consideration paid by the Company in the VisionWorld Acquisition was $32.3 million. The VisionWorld Acquisition was financed through borrowings under the Company's Acquisition Facility (defined herein) and $3.0 million of the Company's existing cash.

     The VisionWorld Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price has been preliminarily allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price included in goodwill. Included in identifiable net assets acquired is a noncompete agreement being amortized over five years. The cost in excess of identifiable net assets acquired is being amortized over 25 years on a straight-line basis. Assuming the VisionWorld Acquisition had occurred at the beginning of fiscal year 1998 the consolidated pro forma results of operations (unaudited) would have shown the following results:

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                                                            FISCAL                 FISCAL
                                                             1997                   1998
                                                          ----------              ---------

  Revenues                                                $ 254,184               $ 266,122
  Net income/(loss) before
    extraordinary item                                    $   4,477               $ (27,555)
  Net income/(loss)                                       $   4,477               $ (35,910)

     Such pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of such fiscal years nor should such results be deemed predictive of future results of operations.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries, Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., VisionWorks Holdings, Inc. and Eye Care Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation.

     Use of Estimates. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions. These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Reporting Periods. The Company uses a 52/53-week reporting format. The fiscal years ended 1996 and 1998 consisted of 52 weeks. The fiscal year ended 1997 consisted of 53 weeks.

    Segment Disclosure. As of January 4, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position. Furthermore, the statement did not affect disclosure of segment information as the Company operates in one business segment, the optical retail segment.

    The first set of criteria for determining what constitutes a segment is dependent upon a segment being a profit and expense center, the availability of discrete financial information, and the level of review utilized by the Company's chief operating decision maker to assess performance and allocate resources. While the Company's stores are broken into various operating units for review purposes, resources are not allocated based upon these units. Furthermore, these operating units fall under Statement 131's aggregation criteria, which allow

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



combination of units for reporting purposes. The aggregation of operating units must be consistent with the objectives and principles of Statement 131, the operating segments have similar economic characteristics, and the units have similar basic characteristics in relation to the nature of the products/services, production processes, type/class of customer and method of distribution. Management believes each of these criteria is met and that disclosing the company's results as one segment is appropriate.

     Foreign Currency Translation. Prior to December 1996, the financial position and results of operations of the Company's subsidiary in Mexico were measured using the local currency as the functional currency. Assets and liabilities denominated in foreign currencies were translated into U.S. dollars at exchange rates in effect at year-end, while revenues and expenses were translated at average exchange rates prevailing during the year. Through the third quarter of 1996, the resulting translation gains and losses were charged directly to cumulative translation adjustment, a component of stockholders' equity. During the fourth quarter of 1996, the Mexican economy was assessed by management to be highly inflationary based on the decline of the peso to the U.S. dollar and therefore, impacted the Company's investment in its subsidiary in Mexico. As such the cumulative translation adjustment as of December 28, 1996 of $560 was recorded through the results of operations. During fiscal year 1997 and 1998, the U.S. dollar represented the functional currency of the Mexico subsidiary. During fiscal year 1997 and 1998, translation gains and losses are included in determining net income and foreign currency transaction gains and losses are included in net income. The retail Mexico location was sold in the fourth quarter of fiscal 1998 and all operations of the subsidiary have ceased.

     Cash and Cash Equivalents. All short-term investments that mature in less than 90 days when purchased are considered cash equivalents for purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates market value.

     Accounts and Notes Receivable. Accounts and notes receivable include receivables from credit card companies, insurance reimbursements, merchandise, rent, license fee receivables and notes receivable from certain optometrists which have purchased optical equipment from the Company. Merchandise receivables result from product returned to vendors pending credit or exchange for new product.

     Inventory. Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method.

     The Company purchases approximately 61% of its lenses from two principal vendors and while these suppliers provide a significant share of the lenses used by the Company, lenses are considered a commodity product and can be purchased from a number of other vendors on comparable terms. The Company believes its relationships with its existing vendors are satisfactory.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Prepaid Expenses - Store Preopening Costs. Preopening costs directly associated with store openings are capitalized and amortized using the straight-line method over one year following each store's opening. Amortization expense of store preopening costs for fiscal 1996, 1997 and 1998 was approximately $126, $178, and $234 respectively. Store preopening costs of $156 and $405 are included in Prepaid Expenses and Other as of January 3, 1998, and January 2, 1999, respectively.

     In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or services, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The SOP is effective for most entities for fiscal years beginning after December 15, 1998. As such, the Company adopted this SOP for the fiscal year ended January 1, 2000. The effect of the adoption of the SOP on the Company's results of operations was a write off of previously capitalized pre-opening and organization costs of approximately $500, which will be reflected as a cumulative effect of change in accounting principle during the first quarter of fiscal 1999. Additionally, the Company expects annual charges to earnings of approximately $200 related to store opening costs.

     Income Taxes. The Company records income taxes under FASB No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Property and Equipment. Property and equipment is recorded at cost. For property and equipment acquired through acquisitions, balances are adjusted to reflect their fair market value, as determined by an independent appraisal. For financial statement purposes, depreciation of building, furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line method over the shorter of the life of the lease or the estimated useful lives of the assets. Depreciation of capital leased assets is included in depreciation expense and is calculated using the straight-line method over the term of the lease.

Estimated useful lives are as follows:

                           Building                                               20 years
                           Furniture and equipment                                3 to 10 years
                           Leasehold improvements                                 5 to 10 years

     Maintenance and repair costs are charged to expense as incurred. Expenditures for significant betterments are capitalized.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Intangibles. Intangibles principally consist of the amounts of excess purchase price over the market value of acquired net assets ("goodwill"), management agreements, and noncompete agreements. Goodwill is being amortized on a straight-line basis over a period of 25 years. The noncompete agreement intangibles, which are related to the Hour Eyes Acquisition and the VisionWorld Acquisition, are being amortized over the life of the agreements on a straight-line basis.

     Other Assets. Other assets consist primarily of deferred debt financing costs associated with the Recapitalization. These costs are being amortized into expense over the life of the associated debt.

     Long-Lived Assets. Periodically, the Company evaluates the realizability of long-lived assets based upon expectations of nondiscounted cash flows and operating income. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets exists at January 2, 1999.

     Deferred Revenue - Replacement Certificates and Warranty Contracts. At the time of a frame sale, some customers purchase a warranty contract covering frame defects or damage during the 12-month period subsequent to the date of the sale. Revenue relating to these contracts is deferred and recognized on a straight-line basis over the life of the warranty contract (one year). Costs incurred to fulfill the warranty are expensed when incurred. Certain frame purchases include a one-year warranty period without requiring the separate purchase of a warranty contract. Reserves are established for the expected cost of repair related to these frame sales. At the end of fiscal 1997 and 1998, the Company has established a reserve of approximately $100 and $392, respectively, related to these warranties which is included in other accrued expenses on the accompanying balance sheet.

     Revenue Recognition. Sales and related costs are recognized by the Company upon the sale of products at company-owned retail locations. Licensing fees collected from independent optometrists for using the Company's trade name "Master Eye Associates" are recognized when earned. Historically, the Company's highest sales occur in the first and third quarters.

     Advertising Costs. Advertising costs of the Company include costs related to broadcast and print media advertising expenses. The Company expenses production costs and media advertising costs the first time the advertising takes place. For the fiscal years ended 1996, 1997 and 1998, advertising costs amounted to approximately $21,779, $24,611 and $23,816, respectively.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



Interest Expense, Net.  Interest expense, net consists of the following:

                                                                             Year-Ended
                                                   ----------------------------------------------------------------
                                                     December 28, 1996          January 3,           January 2,
                                                                                   1998                 1999
                                                   ----------------------    ------------------    ----------------

Interest expense                                         $ 10,342                 $ 14,380              $ 23,804
Interest income                                              (443)                    (642)               (2,227)
                                                   ----------------------    ------------------    ----------------

Interest expense, net                                    $  9,899                 $ 13,738              $ 21,577
                                                   ======================    ==================    ================

    Pension Benefits. In February 1998, the Financial Accounting Standards Board
(FASB) issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is required to be adopted in years beginning after December 15, 1998. As the Company has no pension plans or postretirement benefits, the adoption of this statement will not have an effect on earnings or the financial position of the Company.

     Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. During the first quarter of 1996, the Company adopted FASB No. 123, "Accounting for Stock-Based Compensation". In accordance with FASB No. 123, the Company has continued to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issues to Employees", and, accordingly, recognized no compensation expense for the stock option grants.

     Comprehensive Income. As of January 4, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or shareholders' equity (deficit). There were no other components of comprehensive income other than net income (loss).


     Derivatives. Derivatives are used to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria for derivatives used for these purposes are described below. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives currently used for hedging purposes include interest rate swaps. These swap transactions allow management to structure the interest rate sensitivity of the liability side of the Company's long-term debt. The fair value of derivative contracts are carried off-balance sheet and the unrealized gains or losses on derivative contracts are generally deferred. The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of liabilities is recognized over the life of the

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



contract in interest expense. Upon contract settlement or early termination, the cumulative change in the market value of such derivatives is recorded as ad adjustment to the carrying value of the underlying liability and recognized in interest expense over the expected remaining life of the derivative contract. In instances where the underlying hedge instrument is repaid, the cumulative change in the value of the associated derivative is recognized immediately in earnings.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

3.   RELATED PARTY TRANSACTIONS

    Prior to the Recapitalization, the Company was party to an agreement with Desai Capital Management, Inc. ("DCMI") whereby the Company paid DCMI $144 per year as an advisory fee for consulting and strategic advice and $56 per year for the consulting services of certain Board of Directors members who are also employees and/or officers of DCMI. As a result of the Recapitalization, the agreement with DCMI has been canceled, and DCMI is no longer a majority shareholder of the Company.

    The Company and THL Co. entered into a management agreement as of the closing date of the Recapitalization (the "Management Agreement"), pursuant to which THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the Recapitalization and related debt financing. In addition, pursuant to the Management Agreement, THL Co. will initially receive $500 per year plus expenses for management and other consulting services provided to the Company. After a term of ten years from the closing date, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



4.   PREPAID EXPENSES AND OTHER

     Prepaid expenses and other consists of the following:

                                                                             January 3,           January 2,
                                                                                1998                 1999
                                                                           ----------------     ----------------

     Prepaid insurance                                                             $102                 $787
     Prepaid store supplies                                                         927                1,001
     Prepaid rentals                                                              2,282                   16
     Other                                                                          255                  482
                                                                           ----------------     ----------------
                                                                                 $3,566               $2,286
                                                                           ================     ================


5.   PROPERTY AND EQUIPMENT

     Property and equipment, net consists of the following:

                                                                               January 3,           January 2,
                                                                                  1998                 1999
                                                                             --------------       --------------

          Land                                                                 $  6,000             $  6,000
          Building                                                                3,144                3,201
          Furniture and equipment                                                57,737               77,775
          Leasehold improvements                                                 32,097               39,276
                                                                             --------------       --------------

                                                                                 98,978              126,252
          Less accumulated depreciation and amortization                        (41,766)             (58,134)
                                                                             --------------       --------------

          Property and equipment, net                                          $ 57,212             $ 68,118
                                                                             ==============       ==============

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



6.   INTANGIBLE ASSETS

     The following is a summary of the components of intangible assets along with the related accumulated amortization for the fiscal years then ended.

                                                                               January 3,           January 2,
                                                                                  1998                 1999
                                                                             --------------       --------------

          Goodwill and other                                                   $ 72,869            $ 103,989
          Management agreement                                                    7,988                7,988
          Less accumulated amortization                                          (6,495)             (10,148)
                                                                             --------------       --------------

             Net                                                                 74,362              101,829
                                                                             --------------       --------------

          Noncompete agreements                                                   1,000                  826
          Less accumulated amortization                                             (83)                (196)
                                                                             --------------       --------------

             Net                                                                    917                  630
                                                                             --------------       --------------

          Intangibles, net                                                     $ 75,279            $ 102,459
                                                                             ==============       ==============

The Company obtained an appraisal of the noncompete agreement related to the Hour Eyes Acquisition. Based on the appraisal, the value of the noncompete asset was reduced by $735 with a corresponding increase to goodwill.

7.   OTHER ACCRUED EXPENSES

     Other accrued expenses consists of the following:

                                                                               January 3,           January 2,
                                                                                  1998                 1999
                                                                             --------------       --------------

     Property taxes                                                              $ 1,266              $ 1,159
     Professional fees                                                               489                  478
     Payroll and sales/use taxes                                                     573                  622
     Store expenses                                                                1,198                  952
     Insurance                                                                       354                  230
     Construction                                                                    495                1,083
     Advertising                                                                     652                1,598
     Acquisition liability                                                         2,250                   --
     Other                                                                         1,923                2,064
                                                                             --------------       --------------

     Other accrued expenses                                                      $ 9,200              $ 8,186
                                                                             ==============       ==============

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



8.  LONG-TERM DEBT

     New Credit Facility. In September 1997, the Company entered into an amended and restated credit agreement which provided for $49.0 million in term loans and $5.0 million in revolving loans (collectively, the "Amended Credit Facility"), subject to certain customary conditions including a borrowing base condition. In addition, the Company has agreed to guarantee a $1.0 million loan that is related to the long-term business agreement entered into at the time of the Hour Eyes Acquisition. In connection with the Recapitalization, the amounts owed under the Amended Credit Facility were paid in full and the facility canceled. Simultaneously, the Company entered into a credit agreement (the "New Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"), of which $50.0 million was committed at April 24, 1998. At January 2, 1999, the Company had $55.0 million in term loans outstanding under the Term Loan Facility and $30.1 million outstanding under the Acquisition Facility which funded the VisionWorld Acquisition. Approximately $10.0 million of the Revolving Credit Facility is restricted for the repayment of the capital lease obligation to Eckerd Corporation. Borrowings made under the New Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% or the Base Rate (as defined in the New Credit Facility) plus 1.25%. The Term Loan Facility matures five years from the closing date of the New Credit Facility and will amortize quarterly in aggregate annual principal amounts of approximately $0.0 million, $4.0 million, $12.0 million, $18.0 million, and $21.0 million, respectively, for years one through five after the closing of the New Credit Facility on April 24, 1998.

     Senior Notes. In 1993, the Company issued $70.0 million 12 percent senior notes with detachable warrants to acquire common stock (the "Warrants"). The senior notes and the Warrants were offered as Units (the "Units") consisting of $1,000 principal amount of senior notes and one Warrant to acquire 0.4522 share of common stock of the Company for no additional consideration. The fair value of the Warrants at issuance was $600 and this value was recorded in shareholders' equity/(deficit) with a corresponding discount from the face value of the senior notes. This discount was accreted to interest expense using the effective interest method over the life of the debt.

     In June 1994, the senior notes discussed above were exchanged for $70.0 million of publicly registered 12% Senior Notes. The Senior Notes contained substantially the same provisions as the senior notes issued described above.


     In connection with the Recapitalization, the Company in-substance defeased its previously issued 12% Senior Notes due 2003 by depositing with the trustee for the Senior Notes (i) an irrevocable notice of redemption of the Senior Notes on October 1, 1998 and (ii) United States government securities in an amount necessary to yield on October 1, 1998 $78.4 million, which constitutes the principal amount, premium and interest payable on the Senior Notes on the October 1, 1998 redemption date. On October 1, 1998, the Senior Notes were defeased as

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



scheduled and the Company recorded an extraordinary charge of $4.2 million on the statement of operations for defeasance costs during the third quarter related to the call premium on the bonds.

     In connection with the Recapitalization, the Company completed a debt offering of the Initial Notes, consisting of the Fixed Rate Notes and the Floating Rate Notes. Interest on the Initial Notes will be payable semiannually on each May 1 and November 1, commencing on November 1, 1998. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR plus 3.98%. The Fixed Rate Notes and Floating Rate Notes will not be entitled to the benefit of any mandatory sinking fund. As discussed in Note 9, on April 24, 1998, the Company entered into an interest rate swap agreement that converts a portion of the Floating Rate Notes to a fixed rate.

     The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the "Exchange Notes"). The registration statement was declared effective on January 28,1999. The exchange period ended March 4, 1999. The Exchange Notes are the only notes of the Company which are currently outstanding.

     The Exchange Notes are senior uncollateralized obligations of the Company and will rank pari passu with all other indebtedness of the Company that by its terms other indebtedness is not subordinate to the Exchange Notes. In connection with the issuance of the Exchange Notes, the Company incurred approximately $11.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the Exchange Notes. The unamortized amount of debt issuance costs as of January 2, 1999 related to the Exchange Notes was $10.5 million.

     The Exchange Notes contain various restrictive covenants which apply to both the Company and the Guarantor Subsidiaries (defined herein), including limitations on additional indebtedness, restriction on dividends and sale of assets other than in the normal course of business. The New Credit Facility contains additional restrictive covenants including a limitation on capital requirements, minimum interest coverage, maximum leverage ratio, minimum net worth and working capital requirements. As of January 2, 1999 the Company was in compliance with the financial reporting covenants.

     Capital Leases. In connection with the Visionworks Acquisition, the Company assumed an agreement to sublease land, buildings and equipment at eight operating locations. Under the terms of the agreement, the Company committed to purchase such properties for $10.0 million and to pay Eckerd Corporation an annual interest amount of $1.3 million. Additionally, in connection with the VisionWorld Acquisition, the Company assumed agreements to sublease equipment at the related operating locations. The Company has accounted for these transactions as capital leases and has recorded the assets, as shown below, and the future obligations on the balance sheet at $11.9 million.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                                                                                January 3,             January 2,
                                                                                   1998                   1999
                                                                            -------------------    -------------------

     Land                                                                        $ 6,000               $  6,000
     Buildings and equipment                                                       3,979                  5,884
                                                                            -------------------    -------------------

                                                                                 $ 9,979               $ 11,884
                                                                            ===================    ===================


The Company's scheduled future minimum lease payments for the next five fiscal years under the equipment capital lease are as follows:


     1999                                                                                               $   713
     2000                                                                                                   603
     2001                                                                                                   570
     2002                                                                                                   296
     2003                                                                                                    --
     Beyond 2003                                                                                             --
                                                                                                   -------------------

     Total minimum lease payments                                                                         2,182
                                                                                                   ===================

     Amounts representing interest                                                                          277
                                                                                                   -------------------

     Present value of minimum lease payments                                                            $ 1,905
                                                                                                   ===================


Long-term debt outstanding, including capital lease obligations, consists of the following:

                                                                             January 3, 1998        January 2, 1999
                                                                            -------------------    -------------------

         Exchange Notes, face amount of $150,000, net of unamortized
           debt discount of $461                                               $      --              $ 149,539
         Senior Notes, face amount of $70,000, net of unamortized
           debt discount of $370                                                  69,630                     --
         New Credit Facility                                                          --                 85,100
         Amended Credit Facility                                                  42,645                     --
         Doctor notes                                                                135                     --
         Capital lease obligations                                                 9,979                 11,884
                                                                            -------------------    -------------------
                                                                                 122,389                246,523
         Less current portion                                                     (7,003)                (3,578)
                                                                            -------------------    -------------------
                                                                               $ 115,386              $ 242,945
                                                                            ===================    ===================

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



Future principal maturities for long-term debt and capital lease obligations are as follows:

                    1999                                                   $   3,578
                    2000                                                      10,518
                    2001                                                      24,536
                    2002                                                      30,559
                    2003                                                      22,785
                    Beyond 2003                                              154,547
                                                                        ------------------

                    Total future principal payments on debt                $ 246,523
                                                                        ==================

         As of the end of fiscal 1998, the fair value of the Company's Exchange Notes was approximately $150.0 million. As of January 2, 1999, the fair value of the capital lease obligations was approximately $11.9 million. These fair values were estimated using quoted market prices and the present value of estimated future cash flows. The carrying amount of the variable rate New Credit Facility approximates its fair value.


9.   INTEREST RATE SWAP

         The Company does not hold or issue financial instruments for trading purposes nor is it a party to leveraged derivatives. The Company uses interest rate swaps that are "vanilla" and involve little complexity as hedge instruments to manage interest rate risk.

         The counter parties to the Company's derivatives consist of major international financial institutions. Because of the number of these institutions and their high credit ratings, management believes these derivatives do not present significant credit risk to the Company.

                                                                                            Weighted Average
        Notional Amounts                                    Weighted Average Fixed          Floating Receive
        January 2, 1999               Maturity Date                 Pay Rate                     Rate
   ---------------------------    ---------------------     ------------------------    ------------------------

         $33.3 million                    1999                      5.9%                        5.0%
         $33.3 million                    2000                      5.9%                        5.0%
         $33.3 million                    2001                      5.9%                        5.0%

         Interest rate swap agreements effectively convert floating rates on long-term debt to fixed rates. The Company's intent is to reduce overall interest expense while maintaining an acceptable level of risk to interest rate fluctuations. The swap agreements specifically hedge the Floating Rate Notes and $50.0 million of the New Credit Facility. As market interest rates fluctuate, the unrealized gain or loss on the swap portfolio moves in relationship to the fair value of the underlying debt. The Company had an unrealized loss on the interest rate swap portfolio of $1,247 as of January 2, 1999. The change in the market value of these interest rate swaps is not recorded in the financial position or operations of the Company. Interest to be paid or

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



received is accrued as an adjustment to interest expense. Upon termination of interest rate swaps, the fair value of the swaps is recorded through operations. If the hedged item is repaid early, the Company will evaluate if the swap agreement is to be redesignated or exited.


10.      CONDENSED CONSOLIDATING INFORMATION

     The Exchange Notes described in Note 8 were issued by Eye Care Centers of America, Inc. ("ECCA") and are guaranteed by Enclave Advancement Group, Inc. ("EAGI"), ECCA Managed Vision Care, Inc. ("MVC"), Visionworks Holdings, Inc. ("VHI") and Eye Care Holdings, Inc. ("Holdings') but are not guaranteed by certain private optometrists ("OD"). The guarantor subsidiaries are wholly-owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) ECCA, as parent, as if it accounted for its subsidiaries on the equity method, (ii) EAGI, MVC, VHI and Holdings (the "Guarantor Subsidiaries"), and (iii) OD. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors. Previous fiscal years are not presented herein as the non-guarantor OD was consolidated starting in fiscal 1998 and prior to this date all subsidiaries were guarantors.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                           Consolidating Balance Sheet
                                 January 2, 1999

                                                             Guarantor                                     Consolidated
ASSETS                                        Parent       Subsidiaries        OD          Eliminations       Company
                                             ---------     ------------    ---------       ------------      ---------
Current assets:
   Cash and cash equivalents                 $   3,119       $   2,008      $    --         $     --         $   5,127
   Accounts and notes receivable                83,553          17,165             64          (94,329)          6,453
   Inventory                                    16,210          10,767           --               --            26,977
   Prepaid expenses and other                    1,915             371           --               --             2,286
   Deferred income taxes                           391            --             --               --               391
                                             ---------       ---------      ---------       ----------       ---------
Total current assets                           105,188          30,311             64          (94,329)         41,234

Property and equipment                          38,780          29,338           --               --            68,118
Intangibles                                     19,488          82,872             99             --           102,459
Other assets                                    10,606             490           --               --            11,096
Investment in subsidiaries                       6,235            --             --             (6,235)           --
                                             ---------       ---------      ---------       ----------       ---------
                                             $ 180,297       $ 143,011      $     163       $ (100,564)      $ 222,907
                                             =========       =========      =========       ==========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $  27,711       $  87,539      $    --         $  (94,329)      $  20,921
   Current portion of long-term debt             3,000             578           --               --             3,578
   Deferred revenue                              3,497           1,834           --               --             5,331
   Accrued payroll expense                       1,415           1,373           --               --             2,788
   Accrued interest                              2,953             394           --               --             3,347
   Other accrued expenses                        5,345           2,841           --               --             8,186
                                             ---------       ---------      ---------       ----------       ---------
Total current liabilities                       43,921          94,559           --            (94,329)         44,151
Deferred income taxes                              391            --             --               --               391
Long-term debt, less current maturities        201,539          41,306            100             --           242,945
Deferred rent                                    2,272             974           --               --             3,246
Deferred gain                                    2,175            --             --               --             2,175
                                             ---------       ---------      ---------       ----------       ---------
Total liabilities                              250,298         136,839            100          (94,329)        292,908
                                             ---------       ---------      ---------       ----------       ---------
Shareholders' equity/(deficit):
   Common stock                                     75            --             --               --                75
   Preferred stock                              32,793            --             --               --            32,793
   Additional paid-in capital                   60,958            --             --               --            60,958
   Accumulated deficit                        (163,827)          6,172             63           (6,235)       (163,827)
                                             ---------       ---------      ---------       ----------       ---------
Total shareholders' equity/(deficit)           (70,001)          6,172             63           (6,235)        (70,001)
                                             ---------       ---------      ---------       ----------       ---------
                                             $ 180,297       $ 143,011      $     163       $ (100,564)      $ 222,907
                                             =========       =========      =========       ==========       =========

                         Consolidating Income Statement
                       For the Year Ended January 2, 1999

                                                                    Guarantor                                      Consolidated
                                                      Parent       Subsidiaries        OD          Eliminations       Company
                                                     ---------     ------------     ---------      ------------    ------------

Optical sales                                        $ 147,973       $  79,545       $   7,718      $    --         $ 235,236
Management fees                                          1,438           2,615            --           (1,438)          2,615
Investment earnings in subsidiaries                      2,398            --              --           (2,398)
                                                     ---------       ---------       ---------      ---------       ---------
Net revenues                                           151,809          82,160           7,718         (3,836)        237,851
Operating costs and expenses:
   Cost of goods sold                                   49,314          29,552           1,770           --            80,636
   Selling, general and administrative expenses         83,388          44,558           5,882         (1,438)        132,390
   Recapitalization and other expenses                  25,819             (16)           --             --            25,803
   Amortization of intangibles:
     Goodwill                                              994           2,557               1           --             3,552
     Noncompete and other intangibles                     --               153            --             --               153
                                                     ---------       ---------       ---------      ---------       ---------
Total operating costs and expenses                     159,515          76,804          7,653          (1,438)        242,534
                                                     ---------       ---------       ---------      ---------       ---------
Income (loss) from operations                           (7,706)          5,356              65         (2,398)         (4,683)
Interest expense, net                                   16,058           3,099               2           --            19,159
In-substance defeased bonds
  interest expense, net                                  2,418            --              --             --             2,418
                                                     ---------       ---------       ---------      ---------       ---------
Income (loss) before income taxes                      (26,182)          2,257              63         (2,398)        (26,260)
Income tax expense                                          91             (78)           --             --                13
                                                     ---------       ---------       ---------      ---------       ---------
Net income (loss) before extraordinary item            (26,273)          2,335              63         (2,398)        (26,273)
Extraordinary loss on early extinguishment of
   long-term debt                                        8,355            --              --             --             8,355
                                                     ---------       ---------       ---------      ---------       ---------
Net income (loss)                                    $ (34,628)      $   2,335       $      63      $  (2,398)      $ (34,628)
                                                     =========       =========       =========      =========       =========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                      Consolidating Statement of Cash Flows
                       For the Year Ended January 2, 1999

                                                                         Guarantor                                     Consolidated
                                                           Parent       Subsidiaries        OD         Eliminations       Company
                                                          ---------     ------------     ---------     ------------    ------------

Cash flows from operating activities:
Net income (loss)                                         $ (34,628)      $   2,335       $      63      $  (2,398)      $ (34,628)
Adjustments to reconcile net income (loss) to net
Cash provided by operating activities:
    Depreciation                                              8,656           3,689            --             --            12,345
    Amortization of intangibles                                 993           2,711               1           --             3,705
    Other Amortization                                        1,415             163            --             --             1,578
    Amortization of deferred gain                              (159)           --              --             --              (159)
    Deferred revenue                                            494             160            --             --               654
    Deferred rent                                                99             105            --             --               204
    Other                                                    (1,511)            996            --             --              (515)
    (Gain) loss on disposition of property and
       equipment                                                775            (142)           --             --               633
    Extraordinary loss on early extinguishment of
       long-term debt                                         8,355            --              --             --             8,355
Changes in operating assets and liabilities:
    Accounts and notes receivable                           (62,032)        (12,959)            (64)        74,866            (189)
    Inventory                                                   669            (601)           --             --                68
    Prepaid expenses and other                                  661             507            --             --             1,168
    Accounts payable and accrued liabilities                 21,005          60,835            --          (74,866)          6,974
                                                          ---------       ---------       ---------      ---------       ---------

Net cash provided by (used in) operating activities         (55,208)         57,799            --           (2,398)            193
                                                          ---------       ---------       ---------      ---------       ---------

Cash flows from investing activities:
    Acquisition of property and equipment                   (16,923)         (3,733)           --             --           (20,656)
    Proceeds from sale of property and equipment              1,011             185            --             --             1,196
    Payment received on notes receivable                          2             175            --             --               177
    Net outflow for The Visionworld Acquisition                --           (32,942)           (100)          --           (33,042)
    Purchase of investment securities-restricted            (76,618)           --              --             --           (76,618)
    Maturity of investment securities-restricted             78,400            --              --             --            78,400
    Investment in Subsidiaries                               (2,398)           --              --            2,398            --
    Reclass Mexico Retained Earning to Parent                (1,997)          1,997            --             --              --
                                                          ---------       ---------       ---------      ---------       ---------

Net cash provided by (used in) investing activities         (18,523)        (34,318)           (100)         2,398         (50,543)
                                                          ---------       ---------       ---------      ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt                204,511          30,000             100           --           234,611
    Proceeds from the issuance of common stock               71,140            --              --             --            71,140
    Proceeds from issuance of preferred stock                27,750            --              --             --            27,750
    Payments related to debt issuance                       (11,153)           --              --             --           (11,153)
    Payments to retire mandatorily redeemable
     preferred stock                                           --           (12,385)           --             --           (12,385)
    Redemption of common stock                             (130,775)          1,385            --             --          (129,390)
    Recapitalization fees                                   (12,733)           --              --             --           (12,733)
    Payments on debt and capital leases                     (70,000)        (42,917)           --             --          (112,917)
    Payment of call premium                                  (4,200)           --              --             --            (4,200)
    Payment of in-substance defeased bonds
     interest expense, net                                   (2,418)           --              --             --            (2,418)
                                                          ---------       ---------       ---------      ---------       ---------

Net cash provided by (used in) financing activities          72,122         (23,917)            100           --            48,305
                                                          ---------       ---------       ---------      ---------       ---------

Net decrease in cash and cash equivalents                    (1,609)           (436)           --             --            (2,045)

Cash and cash equivalents at beginning of period              4,728           2,444            --             --             7,172
                                                          ---------       ---------       ---------      ---------       ---------

Cash and cash equivalents at end of period                $   3,119       $   2,008       $    --        $    --         $   5,127
                                                          =========       =========       =========      =========       =========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



11.  PREFERRED STOCK

     During 1996, the Company issued 110,000 shares of Series A Cumulative Mandatorily Redeemable Exchangeable Pay-in-Kind Preferred Stock ("Preferred Stock"). In conjunction with the Recapitalization, the Company repurchased the Preferred Stock, canceled it and issued 300,000 shares of New Preferred Stock, par value $ .01 per share. Dividends on shares of New Preferred Stock are cumulative from the date of issue (whether or not declared) and will be payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded quarterly. The New Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets.


12.  SHAREHOLDERS' EQUITY

     Warrants. As discussed in Note 8, the Senior Notes were issued with detachable warrants entitling the holder to acquire, for no additional consideration, 0.4522 shares of common stock. In conjunction with the Recapitalization and the repayment of the Senior Notes, the warrants were issued.

     Senior Officers' Stock Options. In 1993, the Company entered into employment agreements with certain senior officers (the "Senior Officers"). In connection with these employment agreements, each Senior Officer also entered into a non-qualified stock option agreement whereby each Senior Officer was granted stock options to purchase common stock of the Company at $31.00 per share. Certain of these options vested at issuance while others vest over time or upon the Company reaching certain profitability levels for fiscal years 1995 through 1998. In connection with the Recapitalization, the outstanding options were simultaneously vested and exercised on April 24, 1998.

     Following is a summary of activity in the plan for fiscal years 1996, 1997 and 1998 and does not reflect the 12 for 1 stock split on April 24, 1998.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                                                          Avg. Option
                                                             Price               Options               Options
                                                         Per Share($)          Outstanding           Exercisable
                                                        ----------------    ------------------    ------------------

  Outstanding - December 30, 1995                                               100,808                22,159
  Granted                                                     31.00              75,000                    --
  Became Exercisable                                          31.00                  --                14,748
  Canceled or expired                                         31.00            (100,808)              (26,907)
                                                                            ------------------    ------------------

  Outstanding - December 28, 1996                                                75,000                10,000
  Granted                                                     31.00                  --                    --
  Became Exercisable                                          31.00                  --                28,333
  Canceled or expired                                                                --                    --
                                                                            ------------------    ------------------

  Outstanding - January 3, 1998                                                  75,000                38,333
  Granted                                                     31.00                  --                    --
  Became Exercisable                                          31.00                  --                36,667
  Exercised                                                   31.00             (75,000)              (75,000)
                                                                            ------------------    ------------------

  Outstanding - January 2, 1999                                                      --                    --

                                                                            ==================    ==================


     1993 Executive Stock Option Plan. In 1993, the Company authorized a non-qualified stock option plan whereby key executives (other than the Senior Officers) may be offered options to purchase the Company's common stock. Under the plan, the exercise price set by the Board of Directors of the Company must at least equal the fair market value of the Company's common stock at the date of grant. The options vest in four equal annual installments provided the optionee is an employee of the Company on the anniversary date and shall expire 10 years after the date of grant. In connection with the Recapitalization, the outstanding options were simultaneously vested and exercised on April 24, 1998.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



Following is a summary of activity in the plan for the years 1996, 1997 and 1998 and does not reflect the 12 for 1 stock split on April 24, 1998.

                                                          Avg. Option
                                                             Price               Options              Options
                                                          Per Share($)         Outstanding          Exercisable
                                                        -----------------    ----------------     -----------------

      Outstanding - December 30, 1995                                             31,813               4,655
      Granted                                                                         --                  --
      Became exercisable                                      31.00                   --               6,461
      Canceled or expired                                     31.00              (13,168)             (3,438)
                                                                             ----------------     -----------------

      Outstanding - December 28, 1996                                             18,645               7,678
      Granted                                                                         --                 --
      Became exercisable                                      31.00                   --               8,584
      Canceled or expired                                                             --                 --
                                                                             ----------------     -----------------

      Outstanding - January 3, 1998                                               18,645              16,262
      Granted                                                                         --                 --
      Became exercisable                                      31.00                   --               2,383
      Exercised                                               31.00              (18,645)            (18,645)
                                                                             ----------------     -----------------

      Outstanding - January 2, 1999                                                   --                 --
                                                                             ================     =================


     1996 Executive Stock Option Plan. On September 5, 1996, the Company authorized a non-qualified stock option plan whereby key executives (other than the Senior Officers) may be offered options to purchase the Company's common stock. Under the plan, the exercise price set by the Board of Directors of the Company must at least equal the fair market value of the Company's common stock at the date of grant. The options begin vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50% provided the optionee is an employee of the Company on the anniversary date and shall expire 10 years after the date of grant. Under certain specified conditions the vesting schedule may be altered. During 1996, the Company granted options to purchase 91,000 shares under this plan at an option price of $31 to $65 per share. During 1997, the Company granted options to purchase 26,000 shares under this plan. In connection with the Recapitalization, the outstanding options were simultaneously vested and exercised on April 24, 1998.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



Following is a summary of activity in the plan for the years 1996, 1997 and 1998 and does not reflect the 12 for 1 stock split on April 24, 1998.

                                                     Avg. Option Price                    Options                    Options
                                                        Per Share($)                    Outstanding                Exercisable
                                                  -------------------------         --------------------       -------------------

       Outstanding - December 30, 1995                                                         --                         --
       Granted                                       31.00 to 65.00                        91,000                         --
       Became exercisable                                                                      --                         --
       Canceled or expired                                                                     --                         --
                                                                                    --------------------       -------------------

       Outstanding - December 28, 1996                                                     91,000                         --
       Granted                                      70.00 to 105.00                        26,000                         --
       Became exercisable                            31.00 to 65.00                            --                      6,450
       Canceled or expired                               31.00                             (7,500)                      (200)
                                                                                    --------------------       -------------------

       Outstanding - January 3, 1998                                                      109,500                      6,250
       Granted                                      70.00 to 105.00                            --                         --
       Became exercisable                            31.00 to 65.00                            --                    103,250
       Exercised                                    31.00 to 105.00                      (109,500)                  (109,500)
                                                                                    --------------------       -------------------

       Outstanding - January 2, 1999                                                           --                         --
                                                                                    ====================       ===================


     1998 Executive Stock Option Plan. On April 25, 1998, the Company authorized a non-qualified stock option plan whereby key executives and senior officers may be offered options to purchase the Company's Common Stock. Under the plan, the exercise price set by the Board of Directors of the Company must at least equal the fair market value of the Company's Common Stock at the date of grant. The options begin vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50% provided the optionee is an employee of the Company on the anniversary date and shall expire 10 years after the date of grant. Under certain specified conditions the vesting schedule may be altered. During 1998, the Company granted options to purchase 482,000 shares under this plan at an option price of $10.41 per share. Following is a summary of activity in the plan for fiscal 1998.

                                                     Avg. Option Price           Options               Options
                                                        Per Share($)           Outstanding           Exercisable
                                                    ---------------------    -----------------    ------------------

       Outstanding - January 3, 1998                                                  --                  --
       Granted                                             10.41                 482,000                  --
       Became exercisable                                                             --                  --
       Canceled or expired                                 10.41                 (12,500)                 --
                                                                             -----------------    ------------------

       Outstanding - January 2, 1999                                             469,500                  --
                                                                             =================    ==================

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Other Stock Options and Warrants. In November 1993, the Company granted stock options to two directors to purchase 3,000 and 6,000 shares, respectively, of the Company's common stock. Each option is exercisable at $31.00 per share to be vested in equal installments on December 31, of each of 1994, 1995, and 1996 with such options expiring 10 years from the date of grant. Additionally, in December 1995 the Company granted stock options to a director to purchase 4,000 shares of the Company's common stock. The option is exercisable at $31.00 per share to vest upon the date of grant and expire 10 years from the date of grant. In December 1996, the Company granted stock options to three directors to purchase shares of the Company's common stock. Each option vests in four equal installments starting on December 5, 1997 and expires ten years from the date of grant. One director was granted stock options of 5,000, 4,000 and 4,000 shares exercisable at $70, $90 and $110 per share, respectively. Another director was granted 1,000 shares at $70 per share. A third director was granted 1,000 and 3,000 shares at $70 and $65 per share, respectively. Also, the third director was granted 3,000 shares at $70 per share. In connection with the Recapitalization, all 29,226 outstanding options under the plan were simultaneously vested and exercised on April 24, 1998.

Subsequent to the Recapitalization, two directors were granted options to purchase 5,000 and 111,412 shares, respectively. Each option is exercisable at $10.41 per share and begin vesting one year after the date of grant in four installments of 10%, 15%, 25%, and 50% with such options expiring 10 years from the date of grant. Similarly, the Company's chief executive officer was granted options to purchase 371,376 shares. Each option is exercisable at $10.41 per share and subject to a vesting schedule which will be one-half time based and one-half performance based.

     In November 1993, the Company granted a warrant to a foreign bank to purchase a total of 3,000 shares of the Company's common stock. In connection with the Recapitalization, the warrant was exercised on April 24, 1998.

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options of privately held companies. Under APB 25, because the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using the minimum value method with the following assumptions for 1996, 1997 and 1998, respectively: risk-free interest rates of 6%; no dividend yield; and a weighted-average expected life of the options of 4 years.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Option valuation models require the input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income for fiscal year 1997 and 1998 are as follows:

                                                     FISCAL                              FISCAL
                                                      1997                                1998
                                             -----------------------        ---------------------------------

  Pro forma Net Income/(Loss)                        $ 4,802                            $ (34,735)

The pro forma calculations include only the effects of 1995 through 1998 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

     Deferred Stock Plan. Effective January 1, 1994, the Company adopted a Deferred Stock Plan whereby certain directors, executives or employees of the Company (as approved by the Board of Directors) may elect to defer part of their compensation to be used to purchase common stock of the Company at fair market value to be determined in advance by the Board of Directors. At April 24, 1998, all 17,291 issuable shares in the plan were issued in connection with the Recapitalization.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



13.  INCOME TAXES

     The provision for income taxes is comprised of the following:

                                                                               Year Ended
                                                     ---------------------------------------------------------------
                                                        December 28,           January 3,            January 2,
                                                            1996                  1998                  1999
                                                     ------------------    -------------------   -------------------

Current                                                    $ 188                 $ 335                 $ 13
Deferred                                                      --                    --                   --
                                                     ------------------    -------------------   -------------------

                                                           $ 188                 $ 335                 $ 13
                                                     ==================    ===================   ===================


For the years ended December 28, 1996, January 3, 1998 and January 2, 1999 there was approximately $188, $335 and $13 of federal income tax expense.

The reconciliation between the federal statutory tax rate at 34% and the Company's effective tax rate is as follows:

                                                                        January 3,              January 2,
                                                                           1998                    1999
                                                                    ------------------      ------------------

         Expected tax expense (benefit)                                  $  1,887               $ (11,769)
         Goodwill                                                             872                   1,079
         Deferred rent                                                        142                     142
         Investment in foreign subsidiary                                      45                       -
         Nondeductible meals and donations                                     29                      26
         Change in valuation allowance                                     (2,924)                  9,938
         Other                                                                284                     597
                                                                     ------------------      ------------------
                                                                         $    335               $      13
                                                                     ==================      ==================

The components of the net deferred tax assets are as follows:

                                                                                 January 3,             January 2,
                                                                                    1998                   1999
                                                                             -------------------    -------------------

         Total deferred tax liabilities, current                               $    (55)             $     (37)
         Total deferred tax liabilities, long-term                                 (329)                  (354)
         Total deferred tax assets, current                                       2,458                  3,274
         Total deferred tax assets, long-term                                     4,817                 13,944
         Valuation allowance                                                     (6,889)               (16,827)
                                                                             -------------------    -------------------

         Net deferred tax assets                                               $      2              $      --
                                                                             ===================    ===================

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     The sources of the difference between the financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                                              January 3,         January 2,
                                                                                 1998                1999
                                                                            --------------     ----------------

    Deferred tax assets:
         Deferred rent                                                        $    743          $     678
         Deferred compensation                                                       9                 --
         Deferred revenue                                                        1,055              1,402
         Net operating loss and credit carryforwards                             2,057              9,535
         Noncompete and SearsCard
            agreements                                                             $31                 --
         Inventory basis differences                                               453                590
         Accrued salaries                                                          198                433
         Property and equipment                                                  2,729              4,409
         Other                                                                       -                171
                                                                            --------------     ----------------

         Total deferred tax assets                                               7,275             17,218
         Valuation allowance                                                    (6,889)           (16,827)
                                                                            --------------     ----------------
         Net deferred tax assets                                              $    386          $     391
                                                                            ==============     ================

      Deferred tax liabilities:
         Store preopening costs                                               $     53          $     135
         Deferred financing costs                                                   76                 --
         Accounts receivable                                                        37                102
         Other                                                                     218                154
                                                                            --------------     ----------------

         Net deferred tax liability                                           $    384          $     391
                                                                            ==============     ================


     At January 2, 1999 and January 3, 1998, the Company had, subject to the limitations discussed below, net operating loss carryforwards for tax purposes of $28,044 and $4,513, respectively. These loss carryforwards will expire from 2000 through 2013 if not utilized.

     During September 1996, the Company consummated the Visionworks Acquisition. As a result of the limitations imposed by Section 382, the use of net operating loss carryforwards of $6,288 acquired in the acquisition are limited to approximately $3,567 per year.

     In addition to the Section 382 limitations, uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance for deferred tax assets of $16,827 at January 2, 1999 and $6,889 at January 3, 1998.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



14.  EMPLOYEE BENEFITS

     401 (K) Plan. The Company maintains a defined contribution plan whereby substantially all employees who have been employed for at least six consecutive months are eligible to participate. Contributions are made by the Company as a percentage of employee contributions. In addition, discretionary contributions may be made at the direction of the Company's Board of Directors. Total Company contributions were approximately $97, $163 and $127 for fiscal 1996, 1997 and 1998 respectively.


15.  LEASES

     The Company is obligated as lessee under operating leases for substantially all of the Company's retail facilities as well as certain warehouse space. In addition to rental payments, the leases generally provide for payment by the Company of property taxes, insurance, maintenance and its pro rata share of common area maintenance. These leases range in terms of up to 15 years. Certain leases also provide for additional rent in excess of the base rentals calculated as a percentage of sales.

     The Company subleases a portion of substantially all of the stores to an independent optometrist or a corporation controlled by an independent optometrist. The terms of these leases or subleases are principally one to fifteen years with rentals consisting of a percentage of gross receipts, base rentals, or a combination of both. Certain of these leases contain renewal options.

     Certain of the Company's lease agreements contain provisions for scheduled rent increases or provide for occupancy periods during which no rent payment is required. For financial statement purposes, rent expense is recorded based on the total rentals due over the entire lease term and charged to rent expense on a straight-line basis. The difference between the actual cash rentals paid and rent expenses recorded for financial statement purposes is recorded as a deferred rent obligation. At the end of fiscal years 1997 and 1998, deferred rent obligations aggregated approximately $3.0 million and $3.2 million, respectively.

     In December 1993, the Company purchased its headquarters facilities location, which was previously leased under an operating lease. During 1997, the Company sold this location for net proceeds of $4.8 million. The Company entered into a 15 year operating lease with the new owners and will maintain its corporate headquarters at its current location. As a result of this transaction, the Company recorded a deferred gain, which will be amortized over the life of the lease. In addition, the Company continues to sublease office space on terms that range from one to four years within the headquarters facility.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Rent expense for all locations, net of lease and sublease income, is as follows. For the purposes of this table, base rent expense includes common area maintenance costs. Common area maintenance costs were approximately 25, 22 and 21 percent of base rent expense for fiscal years 1996, 1997 and 1998.

                                                    ------------------      ---------------    ----------------
                                                       December 28,            January 3,         January 2,
                                                           1996                   1998               1999
                                                    ------------------      ---------------    ----------------

Base rent expense                                       $ 17,547                $ 24,007           $ 26,204
Rent as a percent of sales                                    80                     186                151
Lease and sublease income                                 (2,280)                 (4,338)            (4,211)
                                                    ------------------      ---------------    ----------------

Rent expense, net                                       $ 15,347                $ 19,855           $ 22,144
                                                    ==================      ===============    ================


     Future minimum lease payments, excluding common area maintenance costs, net of future minimum lease and sublease income under noncancelable operating leases for the next five years and beyond are as follows:

                                                           Operating          Lease and         Operating
                                                             Rental           Sublease            Lease
                                                            Payments           Income              Net
                                                        ---------------     ------------      --------------

               1999                                        $ 21,811            $ 1,820         $  19,991
               2000                                          20,250              1,704            18,546
               2001                                          17,904              1,488            16,416
               2002                                          15,553              1,251            14,302
               2003                                          13,025              1,017            12,008
               Beyond 2003                                   47,564              1,839            45,725
                                                        ---------------     ------------      --------------

       Total minimum lease payments                       $ 136,107            $ 9,119         $ 126,988
                                                        ===============     ============      ==============

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



16.  COMMITMENTS AND CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

                                                                     SCHEDULE II


                       EYE CARE CENTERS OF AMERICA, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS



                                                                 CHARGE TO/      CHARGE TO/
                                                   BALANCE AT   CREDITED FROM   CREDITED FROM      DEDUCTIONS      BALANCE
                                                   BEGINNING      COSTS AND         OTHER            FROM          AT CLOSE
                                                   OF PERIOD       EXPENSES        ACCOUNTS         RESERVE        OF PERIOD
                                                  -----------   -------------   -------------     -----------     -----------
Allowance for doubtful accounts of
   current receivables:

   Year Ended December 28, 1996 .............         130,000            --           121,000            --           251,000
   Year Ended January 3, 1998 ...............         251,100            --            67,000            --           318,000
   Year Ended January 2, 1999 ...............         318,000            --           243,000            --           561,000

Inventory obsolescence reserves:

   Year Ended December 28, 1996 .............         361,000            --           200,000            --           561,000
   Year Ended January 3, 1998 ...............         561,000            --              --              --           561,000
   Year Ended January 2, 1999 ...............         561,000        (9,000)          300,000            --           852,000

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER                                            DESCRIPTION
-------                                           -----------

  2.1        Stock Purchase Agreement dated August 15, 1996 by and between Eye Care Centers of America, Inc., Visionworks
             Holdings, Inc. and the Sellers listed therein. (a)

  2.2        Stock Purchase Agreement, dated September 30 1997, by and among Eye Care Centers of America, Inc., a Texas corporation, Robert A. Samit, O. D. and Michael Davidson, O. D. (a)

  2.3        Recapitalization Agreement dated as of March 6, 1998 among ECCA Merger Corp., Eye Care Centers of America, Inc.
             and the sellers Listed therein. (a)

  2.4        Amendment No. 1 to the Recapitalization Agreement dated as of April 23, 1998 among ECCA Merger Corp., Eye Care
             Centers of America, Inc, and the sellers listed therein. (a)

  2.5        Amendment No. 2 to the Recapitalization Agreement dated as of April 24, 1998 among ECCA Merger Corp., Eye Care
             Centers of America, Inc. and the sellers listed therein. (a)

  2.6        Articles of Merger of ECCA Merger Corp. with and into Eye Care Centers of America, Inc. dated April 24, 1998.
             (a)

  2.7        Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc.,
             Mark E. Lynn, Dr. Mark Lynn & Associates, PLLC; Dr. Bizer's Vision World, PLLC and its affiliates. (a)

  2.8        Letter Agreement, dated October 1, 1998, amending and modifying that certain Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc.; Mark E. Lynn; Dr. Mark Lynn &
             Associates, PLLC; Dr. Bizer's VisionWorld, PLLC and its affiliates. (a)

  3.1        Restated Articles of Incorporation of Eye Care Centers of America Inc. (a)

  3.2        Statement of Resolution of the Board of Directors of Eye Care Centers of America, Inc. designating a series of
             Preferred Stock. (a)

  3.3        Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)

  4.1        Indenture dated as of April 24, 1998 among Eye Care Centers of America, Inc., the Guarantors named therein and
             United States Trust Company of New York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008 and
             Floating Interest Rate Subordinated Term Securities. (a)

  4.2        Form of Fixed Rate Exchange Note (included in Exhibit 4.1 Hereto). (a)

  4.3        Form of Floating Rate Exchange Note (included in Exhibit 4.1 Hereto). (a)

  4.4        Form of Guarantee (included in Exhibit 4.1 hereto). (a)

  4.5        Registration Rights Agreement dated April 24, 1998 between Eye Care Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce, Fenner &
             Smith Incorporated. (a)

  10.1       Form of Stockholders' Agreement dated as of April 24, 1998 by and among Eye Care of America, Inc. and the shareholders listed therein. (a)

  10.2       1998 Stock Option Plan. (a)

  10.3       Amended and Restated Deferred Stock Plan of Eye Care Centers of America, Inc. (a)

  10.4       Employment Agreement dated April 24, 1998 by and between Eye Care Centers of America, Inc. and Bernard W.
             Andrews. (a)

  10.5       Stock Option Agreement dated April 24, 1998 by and between Bernard W. Andrews and Eye Care Centers of America,
             Inc. (a)

  10.6       Form of Employment Agreement dated January 1, 1998 between Eye Care Centers of America, Inc. and Mark T.
             Pearson, William A. Shertzer, Jr., George Gebhardt and Kent M. Keish. (a)

  10.7       Employment Agreement dated March 24, 1997 between Eye Care Centers of America, Inc. and Michele Benoit. (a)

  10.8       Management Agreement, dated as of April 24, 1998, by and between Thomas H. Lee Company and Eye Care Centers of
             America, Inc. (a)

  10.9       Retail Business Management Agreement, dated September 30, 1997, by and between Dr. Samit's Hour Eyes
             Optometrist, P.C., a Virginia professional corporation, and Visionary Retail Management, Inc., a Delaware
             corporation. + (a)

  10.10      Professional Business Management Agreement dated September 30, 1997, by and between Dr. Samit's Hour Eyes
             Optometrists, P.C., a Virginia professional corporation, and Visionary MSO, Inc., a Delaware corporation. + (a)

  10.11      Contract for Purchase and Sale dated May 29, 1997 by and between Eye Care Centers of America, Inc. and JDB Real
             Properties, Inc. (a)

  10.11      Contract for Purchase and Sale dated May 29, 1997 by and between Eye Care Centers of America, Inc. and JDB Real
             Properties, Inc. (a)

  10.12      Amendment to Contract for Purchase and Sale dated July 3, 1997 by and between Eye Care Centers of America, Inc.
             and JDB Real Properties, Inc. (a)

  10.13      Second Amendment to Contract for Purchase and Sale dated July 10, 1997 by and between Eye Care Centers of
             America, Inc. and JDB Real Properties, Inc. (a)

  10.14      Third Amendment to Contract for Purchase and Sale by and between Eye Care Centers of America, Inc., John D.
             Byram, Dallas Mini #262. Ltd. and Dallas Mini #343, Ltd. (a)

  10.15      Commercial Lease Agreement dated August 19, 1997 by and between John D. Byram, Dallas Mini #262, Ltd. and Dallas
             Mini #343, Ltd. And Eye Care Centers of America, Inc. (a)

  10.16      1997 Incentive Plan for Key Management. (a)

  10.17      1998 Incentive Plan for Key Management. (a)

  10.18      Employment Agreement and Noncompetition Agreement, dated December 31, 1996 by and between Eye Care Centers of
             America, Inc. and Gary D. Hahs, together with letter, dated November 21, 1997, regarding extension of term. (a)

  10.19      Master Lease Agreement, dated August 12, 1997, by and between Pacific Financial Company and Eye Care Centers of
             America, Inc., together with all amendments, riders and schedules thereto. (a)

  10.20      Credit Agreement, dated as of April 23, 1998, among Eye Care Centers of America, Inc., Various Lenders, Bankers
             Trust Company, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent. (a)

  10.21      Purchase Agreement, dated as of April 24, 1998, by and among Eye Care Centers of America, Inc., the subsidiaries of Eye Care Centers of America, Inc. named therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce,
             Fenner & Smith Incorporated. (a)

  10.22      Secured Promissory Note, dated April 24, 1998, issued by Bernard W. Andrews in favor of Eye Care Centers of
             America, Inc. (a)

  10.23      Form of Eye Care Centers of America, Inc. standard managed care contract. (a)

  10.24      Employment Agreement, dated July 8, 1998, by and between Eye Care Centers of America, Inc. and David E. McComas.
             (a)

  10.25      Employment Agreement, dated November 2, 1998, by and between Eye Care Centers of America, Inc. and Alan E.
             Wiley. (a)

  10.26      Retail Business Management Agreement, dated October 1, 1998, by and between Visionary Retail Management, Inc., a
             Delaware corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company.+
             (b)

  10.27      Professional Business Management Agreement, dated October 1, 1998, by and between Visionary MSO, Inc., a
             Delaware Corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company.+
             (b)

  12.1       Statement re Computation of Ratios (b)

  21.1       List of subsidiaries of Eye Care Centers of America, Inc. (b)

  24.1       Powers of Attorney (contained on the signature pages to this report). (b)

  27.1       Financial Data Schedule. (b)


----------

        + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

        (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

        (b)  Filed herewith.