Form 10-Q
period 1999-04-03
EYE CARE CENTERS OF AMERICA INC
filed 1999-05-14
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission file number 333 - 56551

                        EYE CARE CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                            74-2337775
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification number)

                                11103 WEST AVENUE
                            SAN ANTONIO, TEXAS 78213
          (Address of principal executive offices, including zip code)

                                 (210) 340-3531
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes [X]     No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                                     Outstanding at May 3, 1999
            -----                                     --------------------------
Common Stock, $.01 par value                              7,412,619 shares

================================================================================

                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX


                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at January 2, 1999
                  and April 3, 1999 (Unaudited)...........................................................2

        Condensed Consolidated Statements of Income for the
                  Thirteen Weeks Ended April 4, 1998 (Unaudited)
                  and April 3, 1999 (Unaudited)...........................................................3

        Condensed Consolidated Statements of Cash Flows for the
                  Thirteen Weeks Ended April 4, 1998 (Unaudited)
                  and April 3, 1999 (Unaudited)...........................................................4

        Notes to Condensed Consolidated Financial Statements............................................5-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................................................10-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk.......................................17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings................................................................................17

Item 6. Exhibits and Reports on Form 8-K.................................................................18

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                            JANUARY 2,      APRIL 3,
                                                                              1999           1999
                                                                            ---------      ---------
                                                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents .......................................     $   5,127      $   7,674
      Accounts and notes receivable, net ..............................         6,453          7,999
      Inventory .......................................................        26,977         24,267
      Prepaid expenses and other ......................................         2,286          4,153
      Deferred income taxes ...........................................           391            391
                                                                            ---------      ---------
Total current assets ..................................................        41,234         44,484

PROPERTY & EQUIPMENT, net .............................................        68,118         68,168
INTANGIBLE ASSETS, net ................................................       102,459        101,827
OTHER ASSETS ..........................................................        11,096         11,618
                                                                            ---------      ---------
Total assets ..........................................................     $ 222,907      $ 226,097
                                                                            =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
CURRENT LIABILITIES:
      Accounts payable ................................................     $  20,921      $  16,945
      Deferred revenue ................................................         5,331          5,584
      Current maturities of long-term debt ............................         3,578          4,578
      Accrued payroll expense .........................................         2,788          3,641
      Accrued interest ................................................         3,347          6,853
      Other accrued expenses ..........................................         8,186          8,904
                                                                            ---------      ---------
Total current liabilities .............................................        44,151         46,505

LONG-TERM DEBT, less current maturities ...............................       242,945        241,816
DEFERRED INCOME TAXES .................................................           391            391
DEFERRED RENT .........................................................         3,246          3,352
DEFERRED GAIN .........................................................         2,175          2,135
                                                                            ---------      ---------
Total liabilities .....................................................       292,908        294,199
                                                                            ---------      ---------


SHAREHOLDERS' EQUITY/(DEFICIT):
      Common stock ....................................................            75             74
      Preferred stock .................................................        32,793         33,858
      Additional paid-in capital ......................................        60,958         59,469
      Accumulated deficit .............................................      (163,827)      (161,503)
                                                                            ---------      ---------
Total shareholders' equity/(deficit) ..................................       (70,001)       (68,102)
                                                                            ---------      ---------
                                                                            $ 222,907      $ 226,097
                                                                            =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             (dollars in thousands)


                                                                                    THIRTEEN WEEKS
                                                                                        ENDED
                                                                              ------------------------
                                                                                 APRIL 4,    APRIL 3,
                                                                                 1998         1999
                                                                              -----------  -----------
                                                                              (Unaudited)  (Unaudited)
NET REVENUES:
      Optical sales ........................................................     $61,358     $74,364
      Management fee .......................................................         661         710
                                                                                 -------     -------
Total net revenues .........................................................      62,019      75,074

OPERATING COSTS AND EXPENSES:
      Cost of goods sold ...................................................      20,499      24,878
      Selling, general and administrative  expenses ........................      33,263      40,133
      Amortization of intangibles ..........................................         914       1,175
                                                                                 -------     -------
Total operating costs and expenses .........................................      54,676      66,186
                                                                                 -------     -------

INCOME FROM OPERATIONS .....................................................       7,343       8,888

INTEREST EXPENSE, NET ......................................................       3,394       5,998

INCOME TAX EXPENSE .........................................................          67          75
                                                                                 -------     -------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ......       3,882       2,815

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........................          --         491
                                                                                 -------     -------

NET INCOME .................................................................     $ 3,882     $ 2,324
                                                                                 =======     =======


            See Notes to Condensed Consolidated Financial Statements

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)


                                                                       THIRTEEN     THIRTEEN
                                                                     WEEKS ENDED   WEEKS ENDED
                                                                        APRIL 4,     APRIL 3,
                                                                         1998          1999
                                                                     -----------   -----------
                                                                     (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income .................................................     $  3,882      $  2,324
      Adjustments to reconcile net income to net cash  provided by operating activities:
         Depreciation and amortization ...........................        3,745         4,729
         Other amortization ......................................          250           381
         Cumulative effect of change in accounting principle .....           --           491
         Deferred liabilities and other ..........................          160           293
         (Gain)/loss on disposition of property and equipment ....           55           (22)
      Increase/(decrease) in operating assets and liabilities ....        3,723          (333)
                                                                       --------      --------
Net cash provided by  operating activities .......................       11,815         7,863
                                                                       --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment ......................       (5,503)       (4,434)
      Proceeds from sale of property and equipment ...............          763            16
      Purchase of retail outlet ..................................           --          (375)
      Payments received on notes receivable ......................           43            23
                                                                       --------      --------
Net cash used for investing activities ...........................       (4,697)       (4,770)
                                                                       --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on debt and capital leases ........................      (10,138)         (146)
      Repurchase of common stock .................................           --          (400)
                                                                       --------      --------
Net cash used for financing activities ...........................      (10,138)         (546)
                                                                       --------      --------

NET INCREASE/(DECREASE) IN CASH ..................................       (3,020)        2,547
CASH AND CASH EQUIVALENTS, beginning of period ...................        7,172         5,127
                                                                       --------      --------
CASH AND CASH EQUIVALENTS, end of period .........................     $  4,152      $  7,674
                                                                       ========      ========


            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Eye Care Centers of America, Inc. and its wholly owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 2, 1999.

2. RELATED PARTY TRANSACTIONS

         Prior to the Recapitalization (defined herein) of the Company, the Company was party to an agreement with Desai Capital Management, Inc. ("DCMI"), a majority shareholder, whereby the Company paid DCMI $144,000 per year as an advisory fee for consulting and strategic advice and $56,000 per year for the consulting services of certain Board of Directors members who are also employees and/or officers of DCMI. For the thirteen week period ended April 4, 1998, the Company incurred $50,000 related to these agreements. As a result of the Recapitalization, the agreement with DCMI has been canceled, and DCMI is no longer a majority shareholder of the Company.

         The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of the closing date of the Company's Recapitalization (the "Management Agreement"), pursuant to which THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the Recapitalization of the Company and related debt financing. In addition, pursuant to the Management Agreement, THL Co. will initially receive $500,000 per year plus expenses for management and other consulting services provided to the Company. After a term of ten years from the closing date, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the thirteen week period ended April 3, 1999, the Company incurred $125,000 related to the agreement.

3. INCOME TAXES

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company currently has a net deferred tax asset related to its temporary differences. Based upon the weight of available evidence allowed under the criteria set forth under FAS Statement No. 109, including the lack of carryback potential, uncertainties exist as to the future realization of the deferred tax asset. These uncertainties include lack of carryback potential as the Company has incurred taxable losses in past years. The Company has established a full valuation allowance for its deferred tax assets.


4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (DOLLARS IN THOUSANDS)

                                                                             THIRTEEN     THIRTEEN
                                                                            WEEKS ENDED  WEEKS ENDED
                                                                              APRIL 4,    APRIL 3,
                                                                                1998        1999
                                                                             ----------  -----------
                                                                             (UNAUDITED) (UNAUDITED)
Cash paid for interest ...................................................     $5,745     $2,107
Dividends accrued on redeemable preferred stock ..........................     $  220     $1,065


5. INTEREST RATE SWAPS

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

                                           Weighted         Weighted
                                            Average          Average
      Notional Amounts     Maturity        Fixed Pay     Floating Receive
        April 3, 1999        Date            Rate             Rate
      ----------------     --------        ---------     ----------------
      $ 33.3 million         1999            5.9%             5.0%
      $ 33.3 million         2000            5.9%             5.0%
      $ 33.3 million         2001            5.9%             5.0%


         Interest rate swap agreements effectively convert floating rates on long-term debt to fixed rates. The Company's intent is to reduce overall interest expense while maintaining an acceptable level of risk to interest rate fluctuations. The swap agreements specifically hedge $50.0 million aggregate principle amount of the Company's Floating Interest Rate Subordinated Term Securities due 2008 and $50.0 million of the Company's Credit Facility which consists of (i) the $55.0 million term loan facility; (ii) the $35.0 million revolving credit facility; and (iii) the $100.0 million acquisition facility. As market interest rates fluctuate, the unrealized gain or loss on the swap portfolio moves in relationship to the fair value of the underlying debt. The Company had an unrealized loss on the interest rate swap portfolio of $1.0 million as of April 3, 1999. The change in the market value of these interest rate swaps is not recorded in the financial position or operations of the Company. Interest to be paid or received is accrued as an adjustment to interest expense. Upon termination of interest rate swaps, the fair value of the swaps is recorded through operations. If the hedged item is repaid early, the Company will evaluate if the swap agreement is to be redesignated or exited.

6. NEW ACCOUNTING PRONOUNCEMENTS

         Pension Plans. On January 3, 1999, the Company adopted the Financial Account Standards Board's SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits. As the Company has no pension plans or postretirement benefits, the adoption of this statement did not have an effect on earnings or the financial position of the Company.

         Derivatives. In June 1998, the Financial Account Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

         Preopening Costs. On January 3, 1999, the Company adopted the AICPA'S Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or services, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The effect of the adoption of the SOP on the Company's result of operations was a write-off of previously capitalized pre-opening and organization costs of $491,000, which is reflected as a cumulative effect of change in accounting principle during the first quarter of fiscal 1999. Additionally, the Company expects annual charges to earnings of approximately $400,000 related to store opening costs.

7. CONDENSED CONSOLIDATING INFORMATION

         The $100,000,000 in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $50,000,000 in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 were issued by Eye Care Centers of America, Inc. ("ECCA") and are guaranteed by Enclave Advancement Group, Inc. ("EAGI"), ECCA Managed Vision Care, Inc. ("MVC"), Visionworks Holdings, Inc. ("VHI") and Eye Care Holdings, Inc. ("Holdings") but are not guaranteed by certain private optometrists ("OD"). The guarantor subsidiaries are wholly-owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) ECCA, as parent, as if it accounted for its subsidiaries on the equity method, (ii) EAGI, MVC, VHI and Holdings (the "Guarantor Subsidiaries"), and (iii) OD. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors. Previous fiscal years are not presented herein as the non-guarantor OD was consolidated starting in the fourth quarter of fiscal 1998 and prior to this date all subsidiaries were guarantors.

                          CONSOLIDATING BALANCE SHEET
                                  APRIL 3, 1999

                                                                             Guarantor                               Consolidated
ASSETS                                                           Parent     Subsidiaries     OD        Eliminations    Company
                                                               ----------   ------------  ----------   ------------  ------------
Current assets:
   Cash and cash equivalents                                   $      601    $    7,073   $       --    $       --    $    7,674
   Accounts and notes receivable                                   81,711        19,921          803       (94,436)        7,999
   Inventory                                                       15,057         9,210           --            --        24,267
   Prepaid expenses and other                                       2,999         1,154           --            --         4,153
  Deferred income taxes                                               391            --           --            --           391
                                                               ----------    ----------   ----------    ----------    ----------
Total current assets                                              100,759        37,358          803       (94,436)       44,484

Property and equipment                                             39,644        28,524           --            --        68,168
Intangibles                                                        19,617        82,112           98            --       101,827
Other assets                                                       11,180           438           --            --        11,618
Investment in subsidiaries                                         15,797            --           --       (15,797)           --
                                                               ----------    ----------   ----------    ----------    ----------
                                                               $  186,997    $  148,432   $      901    $ (110,233)   $  226,097
                                                               ==========    ==========   ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Accounts payable                                            $   28,052    $   83,329   $       --    $  (94,436)   $   16,945
   Current maturities of long-term debt                             4,000           578           --            --         4,578
   Deferred revenue                                                 3,750         1,834           --            --         5,584
   Accrued payroll expense                                          2,065         1,576           --            --         3,641
   Accrued interest                                                 6,486           367           --            --         6,853
   Other accrued expenses                                           6,441         2,463           --            --         8,904
                                                               ----------    ----------   ----------    ----------    ----------
Total current liabilities                                          50,794        90,147           --       (94,436)       46,505
Deferred income taxes                                                 391            --           --            --           391
Long-term debt, less current maturities                           200,556        41,160          100            --       241,816
Deferred rent                                                       2,312         1,040           --            --         3,352
Deferred gain                                                       2,135            --           --            --         2,135
                                                               ----------    ----------   ----------    ----------    ----------
Total liabilities                                                 256,188       132,347          100       (94,436)      294,199
                                                               ----------    ----------   ----------    ----------    ----------
Shareholders' equity/(deficit):
   Common stock                                                        74            --           --            --            74
   Preferred stock                                                 33,858            --           --            --        33,858
   Additional paid-in capital                                      58,380         1,089           --            --        59,469
   Accumulated deficit                                           (161,503)       14,996          801       (15,797)     (161,503)
                                                               ----------    ----------   ----------    ----------    ----------
Total shareholders' equity/(deficit)                              (69,191)       16,085          801       (15,797)      (68,102)
                                                               ----------    ----------   ----------    ----------    ----------
                                                               $  186,997    $  148,432   $      901    $ (110,233)   $  226,097
                                                               ==========    ==========   ==========    ==========    ==========

                         CONSOLIDATING INCOME STATEMENT
                   FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1999

                                                                             Guarantor                               Consolidated
                                                                 Parent     Subsidiaries     OD        Eliminations    Company
                                                               ----------   ------------  ----------   ------------  ------------
Optical sales                                                  $   42,092   $   22,036   $   10,236           $-    $   74,364
Management fees                                                     2,009          710           --       (2,009)          710
Investment earnings in subsidiaries                                 2,487           --           --       (2,487)
                                                               ----------   ----------   ----------   ----------    ----------
Net revenues                                                       46,588       22,746       10,236       (4,496)       75,074
Operating costs and expenses:
   Cost of goods sold                                              13,724        8,364        2,790           --        24,878
   Selling, general and administrative expenses                    24,735       10,702        6,705       (2,009)       40,133
   Amortization of intangibles                                        248          926            1           --         1,175
                                                               ----------   ----------   ----------   ----------    ----------
Total operating costs and expenses                                 38,707       19,992        9,496       (2,009)       66,186
                                                               ----------   ----------   ----------   ----------    ----------
Income (loss) from operations                                       7,881        2,754          740       (2,487)        8,888
Interest expense, net                                               5,117          879            2           --         5,998
Income tax expense                                                     75           --           --           --            75
                                                               ----------   ----------   ----------   ----------    ----------
Net income (loss) before extraordinary item                         2,689        1,875          738       (2,487)        2,815
Cumulative effect of change in accounting                             365          126           --           --           491
   principle
                                                               ==========   ==========   ==========   ==========    ==========
Net income (loss)                                              $    2,324   $    1,749   $      738   $   (2,487)   $    2,324
                                                               ==========   ==========   ==========   ==========    ==========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1999

                                                                             Guarantor                               Consolidated
                                                                 Parent     Subsidiaries     OD        Eliminations    Company
                                                               ----------   ------------  ----------   ------------  ------------
Cash flows from operating activities:
Net income (loss)                                              $    2,324   $      1,749  $      738   $     (2,487) $      2,324
Adjustments to reconcile net income (loss)
     to net
Cash provided by operating activities:
    Depreciation and amortization                                   2,724          2,004           1             --         4,729
    Other amortization                                                381             --          --             --           381
    Cumulative effect of change in                                    365            126          --             --           491
        accounting principle
    Deferred liabilities and other                                    293             --          --             --           293
    (Gain) loss on disposition of property
        and equipment                                                 (22)            --          --             --           (22)
    Increase/(decrease) in operating assets
        and liabilities                                            (1,525)         1,931        (739)            --          (333)
                                                               ----------   ------------  ----------   ------------  ------------

Net cash provided by (used in) operating activities                 4,540          5,810          --         (2,487)        7,863
                                                               ----------   ------------  ----------   ------------  ------------

Cash flows from investing activities:
    Acquisition of property and equipment                          (3,835)          (599)         --             --        (4,434)
    Proceeds from sale of property and                                 16             --          --             --            16
        equipment
    Purchase of retail outlet                                        (375)            --          --             --          (375)
    Payment received on notes receivable                               23             --          --             --            23
    Investment in Subsidiaries                                     (2,487)            --          --          2,487            --
                                                               ----------   ------------  ----------   ------------  ------------

Net cash provided by (used in) investing activities                (6,658)          (599)         --          2,487        (4,770)
                                                               ----------   ------------  ----------   ------------  ------------
Cash flows from financing activities:
    Payments on debt and capital leases                                --           (146)         --             --          (146)
    Repurchase of common stock                                       (400)            --          --             --          (400)
                                                               ----------   ------------  ----------   ------------  ------------

Net cash provided by (used in) financing activities                  (400)          (146)         --             --          (546)
                                                               ----------   ------------  ----------   ------------  ------------

Net decrease in cash and cash equivalents                          (2,518)         5,065          --             --         2,547

Cash and cash equivalents at beginning of period                    3,119          2,008          --             --         5,127
                                                               ----------   ------------  ----------   ------------  ------------

Cash and cash equivalents at end of period                     $      601   $      7,073  $       --   $         --  $      7,674
                                                               ==========   ============  ==========   ============  ============

8. SUBSEQUENT EVENT

         In April 1999, the Company paid approximately $8.7 million of the outstanding $10.0 million capital lease obligation to Eckerd Corporation. The remaining $1.3 million obligation is expected to be settled during the second quarter of 1999, pending resolution of certain closing matters. Subsequent to the repayment, the Company sold the related properties at approximately book value and entered into leases with the new owners. The Company will recognize an immaterial deferred gain over the life of the leases.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         Eye Care Centers of America, Inc. is the fourth largest retail optical chain in the United States as measured by net revenues, operating 272 stores, 245 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks", "Hour Eyes", "Dr. Bizer's VisionWorld", "Dr. Bizer's ValuVision" and "Doctor's ValuVision". The Company operates in the $5.0 billion retail optical chain sector of the $15.4 billion optical retail market. Management believes that key drivers of growth for retail optical chains include
(i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry, (iv) new product innovations.

         The industry is highly fragmented and is undergoing significant consolidation. Since 1996, the Company has acquired and integrated three acquisitions. In September 1996, the Company acquired all of the outstanding shares of the capital stock of Visionworks Holdings, Inc. and its subsidiaries (collectively, "Visionworks") for $61.5 million (the "Visionworks Acquisition"). At the time of the Visionworks Acquisition, Visionworks was a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.
C. with forty-nine superstores and eleven optical stores located near Eckerd Corporation stores. In September 1997, the Company acquired The Samit Group, Inc. ("TSGI"), a ten store optical retailer located in the Washington, D.C. area and certain assets related to twelve additional stores in Virginia for $22.3 million less acquisition date liabilities. Simultaneously with the acquisition of TSGI, the Company entered into long-term business management agreements with Hour Eyes Doctors of Optometry, P.C. ("PC"), a Virginia professional corporation, to manage the additional twelve Hour Eyes optical stores in Virginia (collectively, the "Hour Eyes Acquisition"). As a result of the long-term business management agreements with PC, the Company records a management fee but does not include the results of operations from the twelve Virginia stores in the Company's consolidated results of operations. In September 1998, the Company acquired certain assets of Dr. Bizer's VisionWorld, PLLC and related entities (the "Bizer Entities"), a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such nineteen stores (collectively, the "VisionWorld Acquisition"). The results of operations from the date of acquisition from these nineteen stores are included in the Company's consolidated results of operations.

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

         Certain of the funds needed to consummate the Recapitalization were obtained through the sale, pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended (the "Securities Act"), of $100,000,000 in principal amount of 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50,000,000 in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Initial Notes"). The Initial Notes were issued by the Company and guaranteed by the Company's subsidiaries (the"Subsidiary Guarantors"). Under that certain Indenture, dated April 24, 1998 (the "Indenture"), by and among the Company, the Subsidiary Guarantors, and the United States Trust Company of New York as Trustee governing the Initial Notes, the Company and the Subsidiary Guarantors are jointly and severally liable for payment of the Initial Notes. The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the "Exchange Notes"). The registration statement was declared effective on January 28, 1999. The exchange period ended March 4, 1999. The Exchange Notes are the only notes of the Company which are currently outstanding. In addition to the net proceeds from the sale of the Exchange Notes, the Recapitalization was financed with (a) approximately $55.0 million of borrowings under the Credit Facility (defined herein) and (b) approximately $99.4 million from the sale of capital stock to THL, Bernard W. Andrews and other members of management (the "Equity Contribution") consisting of (i) approximately $71.6 million from the sale of Common Stock and (ii) approximately $27.8 million from the sale of shares of a newly created series of preferred stock of the Company ("New Preferred Stock"). The Company used the proceeds from such bank borrowings, the sale of the Exchange Notes, and the Equity Contribution principally to finance the conversion into cash of the shares of Common Stock which were not retained by existing stockholders, to refinance certain existing indebtedness of the Company, to redeem certain outstanding preferred stock of the Company and to pay related fees and expenses of the Recapitalization. In connection with the Recapitalization, the Company in-substance defeased its previously issued 12% Senior Notes due 2003 (the "Senior Notes") by depositing with the trustee for the Senior Notes (i) an irrevocable notice of redemption of the Senior Notes on October 1, 1998 and (ii) United States government securities in an amount necessary to yield on October 1, 1998, $78.4 million, which constituted the principal amount, premium and interest payable on the Senior Notes on the October 1, 1998 redemption date. The Senior Notes were defeased as scheduled on October 1, 1998.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain statement of income data as a percentage of net revenues.

                                                            THIRTEEN
                                                           WEEKS ENDED
                                                        -----------------
                                                        APRIL 4,  APRIL 3,
                                                          1998     1999
                                                        -------   -------
STATEMENT OF INCOME DATA:
NET REVENUES:
      Optical sales ..............................         98.9 %   99.1 %
      Management fee .............................          1.1      0.9
                                                         ------   ------
Total net revenues ...............................        100.0    100.0

OPERATING COSTS AND EXPENSES:
      Cost of goods sold .........................         33.4 *   33.5 *
      Selling, general and administrative expenses         54.2 *   54.0 *
      Amortization of intangibles ................          1.5      1.6
                                                         ------   ------

Total operating costs and expenses ...............         88.2     88.2
                                                         ------   ------

INCOME FROM OPERATIONS ...........................         11.8     11.8

INTEREST EXPENSE, NET ............................          5.4      8.0

INCOME TAX EXPENSE ...............................          0.1      0.1
                                                         ------   ------


NET INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE .          6.3      3.7

CHANGE IN ACCOUNTING PRINCIPLE ...................           --      0.6
                                                         ------   ------

NET INCOME .......................................          6.3 %    3.1 %
                                                         ======   ======

*  Percentages based on optical sales only

THE THIRTEEN WEEKS ENDED APRIL 3, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 4, 1998.

Net Revenues. The increase in net revenues to $75.1 million for the thirteen weeks ended April 3, 1999 from $62.0 million for the thirteen weeks ended April 4, 1998 was largely the result of the VisionWorld Acquisition and an increase in comparable store sales of 1.8%. The VisionWorld Acquisition resulted in an increase in net revenues of $10.2 million during the first thirteen weeks of fiscal 1999.

Gross Profit. Gross profit increased to $50.2 million for the thirteen weeks ended April 3, 1999 from $41.5 million for the thirteen weeks ended April 4, 1998. Gross profit as a percentage of optical sales decreased to 66.5% for the thirteen weeks ended April 3, 1999 as compared to 66.6% for the thirteen weeks ended April 4, 1998. This percentage decrease was primarily due to increased promotional activity. This activity was partially offset by increased productivity within the store labs.

Selling General & Administrative Expenses (SG&A). SG&A increased to $40.1 million for the thirteen weeks ended April 3, 1999 from $33.3 million for the thirteen weeks ended April 4, 1998. SG&A as a percentage of optical sales decreased to 54.0% for the thirteen weeks ended April 3,1999 from 54.2% for the thirteen weeks ended April 4, 1998. This percentage decrease was primarily due to the leveraging of occupancy expenses and a decrease of advertising dollars in the first quarter. These savings were partially offset by the inclusion of doctor payroll expenses for the stores acquired through the VisionWorld Acquisition, which were not included in the first quarter of 1998 results.

Amortization Expense. Amortization expense (excluding the amortization of store pre-opening costs) increased to $1.2 million for the thirteen weeks ended April 3, 1999 from $0.9 million for the thirteen weeks ended April 4, 1998. This increase was due to amortization of the goodwill related to the VisionWorld Acquisition, which was recorded during the fourth quarter of 1998, and amortization of the debt issuance costs related to the Recapitalization.

Net Interest Expense. Net interest expense increased to $6.0 million for the thirteen weeks ended April 3, 1999 from $3.4 million for the thirteen weeks ended April 4, 1998. This increase was due to the increased borrowings related to the Recapitalization.

Change in Accounting Principle. A charge of $0.5 million due to the write-off of store preopening costs and organization costs related to the adoption of SOP 98-5 was recorded during the thirteen weeks ended April 3, 1999.

Net Income. Net income decreased to $2.3 million for the thirteen weeks ended April 3, 1999 from net income of $3.9 million for the thirteen weeks ended April 4, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities have provided net cash of $7.9 million for the thirteen weeks ended April 3, 1999 as compared to $11.8 million for the thirteen weeks ended April 4, 1998. As of April 3, 1999, the Company had $7.7 million of cash available to meet the Company's obligations.

         Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for the stores and maintenance of existing facilities. Capital expenditures for the thirteen weeks ended April 3, 1999 were $4.4 million. Capital expenditures for 1999 are anticipated to be approximately $18.0 million. Of the 1999 capital expenditures, approximately $10.0 million are expected to be related to new stores, approximately $4.0 million are expected to be for maintenance of existing facilities and the remaining approximately $4.0 million represents the funds necessary to complete the Company's point-of-sale and equipment upgrade programs, which management believes are non-recurring in nature.

         In connection with the Recapitalization, the Company entered into a credit agreement (the "Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility") of which $50.0 million was committed at April 24, 1998. At April 3, 1999, the Company had $55.0 million in term loans outstanding under this facility and $30.1 million outstanding under the Acquisition Facility which funded the VisionWorld Acquisition. Borrowings made under the Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% or the Base Rate (as defined in the Credit Facility) plus 1.25%. The Term Loan Facility matures five years from the closing date of the Credit Facility and will amortize quarterly in aggregate annual principal amounts of approximately $0.0 million, $4.0 million, $12.0 million, $18.0 million, and $21.0 million, respectively, for years one through five after the closing of the Credit Facility.

         In connection with the Recapitalization, the Company completed a debt offering of the Initial Notes. Interest on the Initial Notes will be payable semiannually on each May 1 and November 1, commencing on November 1, 1998. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR (as defined) plus 3.98%. The Notes will not be entitled to the benefit of any mandatory sinking fund. On April 24, 1998, the Company entered into an interest rate swap agreement which converts a portion of the Floating Rate Notes to a fixed rate.

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

         Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments. However, the Company believes that its ability to repay the Notes and amounts outstanding under the Revolving Credit Facility and the Acquisition Facility at maturity may require additional financing. The ability of the Company to meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

SYSTEMS CONVERSION; YEAR 2000 ISSUE

         The Company is aware of the potential for industry wide business disruption which could occur due to problems related to the "Year 2000" issue. It is the belief of the Company's management that it has a prudent plan in place to address these issues within the Company and with its suppliers. The components of the Company's plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of the Company's production equipment as to its ability to function properly after the turn of the century; an evaluation of facility-related issues; the retention of technical and advisory expertise to ensure that the Company is taking prudent action steps; and the development of a contingency plan.

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

Internal Systems (Information Technology)

         To date, the Company has fully completed its assessment of all information technology systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that certain systems are already Year 2000 compliant while others are still in the process of being remediated. Compliant systems include the Company's general ledger system and the managed vision care system. Systems that are in the process of being remediated are the payroll/human resources system, the merchandising system, and the point-of-sale system all of which should be compliant by the summer of 1999.

Suppliers

         The Company is in the process of communicating with its external vendors to gain an understanding of their state of readiness to maintain an uninterrupted supply of goods and services to the Company. Although the Company believes that its products may be purchased from a number of vendors on comparable terms and that therefore it is not dependent on any vendors or any other single vendor for frames or lenses, the Company has identified vendors that may otherwise be viewed as critical to its business. The Company is defining a critical vendor as one whose inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver, and collect payment for eyewear and/or services. To date the Company is not aware of any supplier with a Year 2000 issue that would materially impact the results of operations, liquidity or capital resources. However, the Company has no means of ensuring that suppliers will be Year 2000 ready. The inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

Production Equipment

         The Company has completed an inventory of production equipment currently used at the Company. The Company has determined the Year 2000 readiness of this equipment through communication with the equipment manufacturers and testing where appropriate. The Company is not aware of any production equipment that is affected by the Year 2000 issue.

Facility Related Issues

         The Company is in the process of evaluating facilities-related equipment with the potential for Year 2000 related failures. The Company will determine the Year 2000 readiness of this equipment through communication with the equipment manufacturers and testing where appropriate. It is the Company's intention to repair or replace non-compliant equipment prior to operating difficulties. The Company, as in most companies, remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that it has a prudent approach towards evaluating facilities equipment, however, it may be impracticable or impossible to test certain items of equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on or after January 1, 2000, resulting in possible interruptions of security, heating, elevator, telephone and other services.

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

Contingency Plan

         Although the Company believes that it is taking prudent action related to the identification and resolution of issues related to the Year 2000, its assessment is still in progress. The Company may never be able to know with certainty whether certain key vendors are compliant. Failure of key vendors to make their computer systems Year 2000 compliant could result in delayed deliveries of products to the Company. If such delays are extended they could have a material adverse effect on the Company's business, financial condition, and results of operations. There are also technical vagaries to logic imbedded within microchips, which may prove impracticable or impossible to test. To the extent such microchips are not Year 2000 compliant, this could have a material adverse effect on the Company's business, financial condition, and results of operations.

Risks

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's efforts related to the Year 2000 issue are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its critical vendors. The Company believes that, with the implementation of new business systems and completion of the plans set in place related to the Year 2000 issue, the possibility of significant interruptions of normal operations should be reduced.


INFLATION

         The impact of inflation on the Company's operations has not been significant to date. While the Company does not believe its business is highly sensitive to inflation, there can be no assurance that a high rate of inflation would not have an adverse impact on the Company's operations.

SEASONALITY AND QUARTERLY RESULTS

         The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third fiscal quarters; however, the opening of new stores, the Visionworks Acquisition, the Hour Eyes Acquisition and VisionWorld Acquisition may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.

FORWARD LOOKING STATEMENTS

         The foregoing Form 10-Q contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements represent the Company's expectations or belief concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, and any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitation, risks of the eye care industry, including a highly competitive industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer tastes, local, regional and national economic conditions, demographic trends, traffic patterns, employee availability and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new stores, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new stores and obtain various government permits and licenses and the recruitment and training of skilled management and employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the first quarter of fiscal 1999. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 2, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that are deemed to be material to the business or financial condition of the Company that have arise during the first quarter of fiscal 1999. For further discussion, refer to the Eye Care Centers of America, Inc's annual report on Form 10-K for the year ended January 2, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

         2.1  Stock Purchase Agreement dated August 15, 1996 by and between Eye Care
              Centers of America, Inc., Visionworks Holdings, Inc. and the Sellers
              listed therein. (a)

         2.2  Stock Purchase Agreement, dated September 30, 1997, by and among Eye Care
              Centers of America, Inc., a Texas corporation, Robert A. Samit, O. D. and
              Michael Davidson, O. D. (a)

         2.3  Recapitalization Agreement dated as of March 6, 1998 among ECCA Merger
              Corp., Eye Care Centers of America, Inc. and the sellers Listed therein. (a)

         2.4  Amendment No. 1 to the Recapitalization Agreement dated as of April 23,
              1998 among ECCA Merger Corp., Eye Care Centers of America, Inc., and the
              sellers listed therein. (a)


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

       27.1   Financial Data Schedule. (c)

----------

                  + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

                  (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

                  (b) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

                  (c)      Filed herewith.

(b) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended April 3, 1999.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            EYE CARE CENTERS OF AMERICA, INC.




May 14, 1999                                /s/ Alan E. Wiley
---------------------------                 ------------------------------------
Dated                                       Alan E. Wiley
                                            Executive Vice President and
                                            Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

         2.1  Stock Purchase Agreement dated August 15, 1996 by and between Eye Care
              Centers of America, Inc., Visionworks Holdings, Inc. and the Sellers
              listed therein. (a)

         2.2  Stock Purchase Agreement, dated September 30, 1997, by and among Eye Care
              Centers of America, Inc., a Texas corporation, Robert A. Samit, O. D. and
              Michael Davidson, O. D. (a)

         2.3  Recapitalization Agreement dated as of March 6, 1998 among ECCA Merger
              Corp., Eye Care Centers of America, Inc. and the sellers Listed therein. (a)

         2.4  Amendment No. 1 to the Recapitalization Agreement dated as of April 23,
              1998 among ECCA Merger Corp., Eye Care Centers of America, Inc., and the
              sellers listed therein. (a)


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

       27.1   Financial Data Schedule. (c)

----------

                  + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

                  (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

                  (b) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

                  (c)      Filed herewith.