Form 10-Q
period 1999-07-03
EYE CARE CENTERS OF AMERICA INC
filed 1999-08-13
CIK 759896

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999.

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

              Yes  X                              No
                  ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Class                               Outstanding at August 9, 1999
             -----                               -----------------------------
   Common Stock, $.01 par value                       7,408,764  shares


================================================================================

                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at January 2, 1999
                  and July 3, 1999 (Unaudited)...........................................................2

         Condensed Consolidated Statements of Operations for the
                  Thirteen Weeks and Twenty-Six Weeks Ended July 4, 1998
                   (Unaudited) and July 3, 1999 (Unaudited)..............................................3

         Condensed Consolidated Statements of Cash Flows for the
                  Twenty-Six Weeks Ended July 4, 1998 (Unaudited)
                  and July 3, 1999 (Unaudited)...........................................................4

         Notes to Condensed Consolidated Financial Statements.........................................5-10

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................11-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................19

Item 6.  Exhibits and Reports on Form 8-K............................................................20-21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                        JANUARY 2,     JULY 3,
                                                           1999         1999
                                                        ---------     ---------
ASSETS                                                               (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents ....................    $   5,127     $   1,575
      Accounts and notes receivable, net ...........        6,453         8,823
      Inventory ....................................       26,977        24,527
      Prepaid expenses and other ...................        2,286         1,692
      Deferred income taxes ........................          391           391
                                                        ---------     ---------
Total current assets ...............................       41,234        37,008

PROPERTY & EQUIPMENT, net ..........................       68,118        65,568
INTANGIBLE ASSETS, net .............................      102,459       100,716
OTHER ASSETS .......................................       11,096        11,348
                                                        ---------     ---------
Total assets .......................................    $ 222,907     $ 214,640
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Accounts payable .............................    $  20,921     $  16,838
      Deferred revenue .............................        5,331         5,873
      Current maturities of long-term debt .........        3,578         6,849
      Accrued payroll expense ......................        2,788         3,666
      Accrued interest .............................        3,347         3,052
      Other accrued expenses .......................        8,186         7,311
                                                        ---------     ---------
Total current liabilities ..........................       44,151        43,589

LONG-TERM DEBT, less current maturities ............      242,945       232,686
DEFERRED INCOME TAXES ..............................          391           391
DEFERRED RENT ......................................        3,246         3,235
DEFERRED GAIN ......................................        2,175         2,826
                                                        ---------     ---------
Total liabilities ..................................      292,908       282,727
                                                        ---------     ---------
SHAREHOLDERS' DEFICIT:
      Common stock .................................           75            74
      Preferred stock ..............................       32,793        34,959
      Additional paid-in capital ...................       60,958        58,305
      Accumulated deficit ..........................     (163,827)     (161,425)
                                                        ---------     ---------
Total shareholders' deficit ........................      (70,001)      (68,087)
                                                        ---------     ---------
                                                        $ 222,907     $ 214,640
                                                        =========     =========


            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (dollars in thousands)

                                                              THIRTEEN WEEKS          TWENTY-SIX WEEKS
                                                                  ENDED                    ENDED
                                                          ----------------------   ----------------------
                                                           JULY 4,       JULY 3,    JULY 4,      JULY 3,
                                                            1998          1999       1998         1999
                                                          ---------    ---------   ---------    ---------
                                                         (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
NET REVENUES:
      Optical sales ...................................   $  57,717    $  68,960   $ 119,075    $ 143,324
      Management fee ..................................         523          813       1,184        1,523
                                                          ---------    ---------   ---------    ---------
Total net revenues ....................................      58,240       69,773     120,259      144,847

OPERATING COSTS AND EXPENSES:
      Cost of goods sold ..............................      19,989       22,845      40,488       47,723
      Selling, general and administrative  expenses ...      32,126       39,442      65,342       79,575
      Recapitalization and other expenses .............      25,216           --      25,263           --
      Amortization of intangibles .....................         746        1,206       1,660        2,381
                                                          ---------    ---------   ---------    ---------
Total operating costs and expenses ....................      78,077       63,493     132,753      129,679
                                                          ---------    ---------   ---------    ---------

INCOME/(LOSS) FROM OPERATIONS .........................     (19,837)       6,280     (12,494)      15,168

INTEREST EXPENSE, NET .................................       4,868        5,885       8,262       11,883

IN-SUBSTANCE DEFEASED BONDS INTEREST EXPENSE, NET .....       1,460           --       1,460           --

INCOME TAX EXPENSE/(BENEFIT) ..........................         (54)         317          13          392
                                                          ---------    ---------   ---------    ---------

NET INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM ...........     (26,111)          78     (22,229)       2,893

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ...          --           --          --          491

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM
DEBT ..................................................       4,155           --       4,155           --
                                                          ---------    ---------   ---------    ---------

NET INCOME/(LOSS) .....................................   $ (30,266)   $      78   $ (26,384)   $   2,402
                                                          =========    =========   =========    =========


            See Notes to Condensed Consolidated Financial Statements

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                       TWENTY-SIX    TWENTY-SIX
                                                                       WEEKS ENDED  WEEKS ENDED
                                                                         JULY 4,      JULY 3,
                                                                          1998         1999
                                                                        ---------    ---------
                                                                       (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income/(loss) .............................................   $ (26,384)   $   2,402
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..............................       7,663        9,699
         Other amortization .........................................         556          725
         Cumulative effect of change in accounting principle ........          --          491
         Deferred liabilities and other .............................         280          362
         Expenses to affect capital lease retirement ................          --         (431)
         Loss on disposition of property and equipment ..............          55          348
         Extraordinary loss on early extinguishment of
               long-term debt........................................       4,155           --
      Increase/(decrease) in operating assets and liabilities .......       3,759       (4,621)
                                                                        ---------    ---------
Net cash provided by (used for) operating activities ................      (9,916)       8,975
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment .........................      (8,632)     (10,472)
      Proceeds from sale of property and equipment ..................         763           17
      Purchase of retail outlet .....................................          --         (368)
      Payments received on notes receivable .........................          85           97
                                                                        ---------    ---------
Net cash used for investing activities ..............................      (7,784)     (10,726)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on debt and capital leases ...........................     (42,780)      (1,361)
      Payments related to deferred compensation .....................         (10)          --
      Proceeds from issuance of long-term debt ......................     204,511           --
      Proceeds from the issuance of common stock ....................      71,689           --
      Proceeds from the issuance of preferred stock .................      27,750           --
      Payments to retire redeemable preferred stock .................     (12,385)          --
      Purchase of investment securities-restricted ..................     (76,618)          --
      Expenses to affect recapitalization ...........................     (23,849)          --
      Redemption of common stock ....................................    (128,365)        (440)
                                                                        ---------    ---------
Net cash provided by (used for) financing activities ................      19,324       (1,801)
                                                                        ---------    ---------

NET INCREASE/(DECREASE) IN CASH .....................................       1,624       (3,552)
CASH AND CASH EQUIVALENTS, beginning of period ......................       7,172        5,127
                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS, end of period ............................   $   8,796    $   1,575
                                                                        =========    =========

            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Eye Care Centers of America, Inc., its wholly owned subsidiaries (collectively, unless the context otherwise requires, the "Company") and optometrists to whom the Company performs management services. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week and twenty-six week periods ended July 3, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s Annual Report on Form 10-K for the year ended January 2, 1999.

2. RELATED PARTY TRANSACTIONS

         Prior to the Recapitalization (defined herein) of the Company, the Company was party to an agreement with Desai Capital Management, Inc. ("DCMI"), a majority shareholder, whereby the Company paid DCMI $144,000 per year as an advisory fee for consulting and strategic advice and $56,000 per year for the consulting services of certain Board of Directors members who are also employees and/or officers of DCMI. For the thirteen week and twenty-six week periods ended July 4, 1998, the Company incurred $11,000 and $61,000, respectively, related to these agreements. As a result of the Recapitalization, the agreement with DCMI has been canceled, and DCMI is no longer a majority shareholder of the Company.

         The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of the closing date of the Company's Recapitalization (the "Management Agreement"), pursuant to which THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the Recapitalization of the Company and related debt financing. In addition, pursuant to the Management Agreement, THL Co. will initially receive $500,000 per year plus expenses for management and other consulting services provided to the Company. After a term of ten years from the closing date, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the thirteen week and twenty-six week periods ended July 3, 1999, the Company incurred $125,000 and $250,000, respectively, related to the agreement.

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

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (DOLLARS IN THOUSANDS)

                                                TWENTY-SIX   TWENTY-SIX
                                                WEEKS ENDED  WEEKS ENDED
                                                  JULY 4,      JULY 3,
                                                   1998         1999
                                                -----------  -----------
                                                (UNAUDITED)  (UNAUDITED)
Cash paid for interest ........................   $ 6,994      $11,445
Dividends accrued on redeemable
  preferred stock..............................   $   268      $    --
Rollover of preferred stock by management .....   $ 2,250      $    --
Rollover of common stock by management ........   $ 5,625      $    --
Dividends accrued on preferred stock ..........   $   761      $ 2,166
Retirement of capital lease obligation ........   $    --      $ 5,652


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

                                                                               Weighted        Weighted
                                                                                Average         Average
                        Notional Amounts                Maturity               Fixed Pay    Floating Receive
                          July 3, 1999                    Date                    Rate            Rate
                        ----------------                --------               ---------    ----------------
                        $ 33.3 million                    2000                    5.9%            5.0%
                        $ 33.3 million                    2001                    5.9%            5.0%

         Interest rate swap agreements effectively convert floating rates on long-term debt to fixed rates. The Company's intent is to reduce overall interest expense while maintaining an acceptable level of risk to interest rate fluctuations. The swap agreements specifically hedge a portion of both $50.0 million aggregate principle amount of the Company's Floating Interest Rate Subordinated Term Securities due 2008 and $50.0 million of the Company's Credit Facility, which consists of (i) the $55.0 million term loan facility; (ii) the $35.0 million revolving credit facility; and (iii) the $100.0 million acquisition facility. As market interest rates fluctuate, the unrealized gain or loss on the swap portfolio moves in relationship to the fair value of the underlying debt. The Company had an unrealized loss on the interest rate swap portfolio of $0.2 million as of July 3, 1999. The change in the market value of these interest rate swaps is not recorded in the financial position or operations of the Company. Interest to be paid or received is accrued as an adjustment to interest expense. Upon termination of interest rate swaps, the fair value of the swaps is recorded through operations. If the hedged item is repaid early, the Company will evaluate if the swap agreement is to be redesignated or exited.

6. NEW ACCOUNTING PRONOUNCEMENTS

         Derivatives. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, which delays the required adoption of SFAS No. 133 by one year. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

7. CONDENSED CONSOLIDATING INFORMATION

     The $100,000,000 in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $50,000,000 in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 were issued by the Company and are guaranteed by all of the Company's subsidiaries (the "Guarantor Subsidiaries") but are not guaranteed by certain private optometrists ("ODs") to whom the Company provides management services. The guarantor subsidiaries are wholly-owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) ODs. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors. Previous fiscal years are not presented herein as the non-guarantor OD was consolidated starting in the fourth quarter of fiscal 1998 and prior to this date all subsidiaries were guarantors.

                           CONSOLIDATING BALANCE SHEET
                                  JULY 3, 1999

                                                                         Guarantor                            Consolidated
ASSETS                                                       Parent     Subsidiaries    ODs      Eliminations   Company
                                                            ---------   ------------ ---------   ------------ ------------
Current assets:
   Cash and cash equivalents ............................   $  (3,606)   $   5,181   $       -    $       -    $   1,575
   Accounts and notes receivable ........................      63,112       22,576         743      (77,608)       8,823
   Inventory ............................................      14,557        9,970          --           --       24,527
   Prepaid expenses and other ...........................       1,392          300          --           --        1,692
  Deferred income taxes .................................         391           --          --           --          391
                                                            ---------    ---------   ---------    ---------    ---------
Total current assets ....................................      75,846       38,027         743      (77,608)      37,008

Property and equipment ..................................      42,013       23,555          --           --       65,568
Intangibles .............................................      19,333       81,286          97           --      100,716
Other assets ............................................      10,961          387          --           --       11,348
Investment in subsidiaries ..............................      16,058           --          --      (16,058)          --
                                                            ---------    ---------   ---------    ---------    ---------
                                                            $ 164,211    $ 143,255   $     840    $ (93,666)   $ 214,640
                                                            =========    =========   =========    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................   $  13,449    $  80,997          $-    $ (77,608)   $  16,838
   Deferred revenue .....................................       4,008        1,865          --           --        5,873
   Current maturities of long-term debt .................       6,000          849          --           --        6,849
   Accrued payroll expense ..............................       1,899        1,767          --           --        3,666
   Accrued interest .....................................       2,302          750          --           --        3,052
   Other accrued expenses ...............................       3,073        3,971         267           --        7,311
                                                            ---------    ---------   ---------    ---------    ---------
Total current liabilities ...............................      30,731       90,199         267      (77,608)      43,589
Long-term debt, less current maturities .................     197,564       35,022         100           --      232,686
Deferred income taxes ...................................         391           --          --           --          391
Deferred rent ...........................................       2,338          897          --           --        3,235
Deferred gain ...........................................       2,096          730          --           --        2,826
                                                            ---------    ---------   ---------    ---------    ---------
Total liabilities .......................................     233,120      126,848         367      (77,608)     282,727
                                                            ---------    ---------   ---------    ---------    ---------
Shareholders' equity/(deficit):
   Common stock .........................................          74           --          --           --           74
   Preferred stock ......................................      34,959           --          --           --       34,959
   Additional paid-in capital ...........................      57,216        1,089          --           --       58,305
   Accumulated deficit ..................................    (161,158)      15,318         473      (16,058)    (161,425)
                                                            ---------    ---------   ---------    ---------    ---------
Total shareholders' equity/(deficit) ....................     (68,909)      16,407         473      (16,058)     (68,087)
                                                            ---------    ---------   ---------    ---------    ---------
                                                            $ 164,211    $ 143,255   $     840    $ (93,666)   $ 214,640
                                                            =========    =========   =========    =========    =========


                         CONSOLIDATING INCOME STATEMENT
                   FOR THE TWENTY-SIX WEEKS ENDED JULY 3, 1999

                                                            Guarantor                         Consolidated
                                                   Parent  Subsidiaries    ODs   Eliminations   Company
                                                  -------- ------------ -------- ------------ ------------
Optical sales .................................   $ 81,788   $ 42,845   $ 18,691   $      -     $143,324
Management fees ...............................      3,508      1,523         --     (3,508)       1,523
Investment earnings in subsidiaries ...........      5,606         --         --     (5,606)
                                                  --------   --------   --------   --------     --------
Net revenues ..................................     90,902     44,368     18,691     (9,114)     144,847
Operating costs and expenses:
   Cost of goods sold .........................     26,719     16,559      4,445         --       47,723
   Selling, general and administrative
     expenses..................................     49,966     19,554     13,563     (3,508)      79,575
   Amortization of intangibles ................        522      1,857          2         --        2,381
                                                  --------   --------   --------   --------     --------
Total operating costs and expenses ............     77,207     37,970     18,010     (3,508)     129,679
                                                  --------   --------   --------   --------     --------
Income (loss) from operations .................     13,695      6,398        681     (5,606)      15,168
Interest expense, net .........................     10,536      1,343          4         --       11,883
Income tax expense ............................        125         --        267         --          392
                                                  --------   --------   --------   --------     --------
Net income (loss) before extraordinary item ...      3,034      5,055        410     (5,606)       2,893
Cumulative effect of change in accounting
  principle....................................        365        126         --         --          491
                                                  --------   --------   --------   --------     --------
Net income (loss) .............................   $  2,669   $  4,929   $    410   $ (5,606)    $  2,402
                                                  ========   ========   ========   ========     ========

                         CONSOLIDATING INCOME STATEMENT
                    FOR THE THIRTEEN WEEKS ENDED JULY 3, 1999

                                                           Guarantor                         Consolidated
                                                  Parent  Subsidiaries   ODs    Eliminations   Company
                                                  ------- ------------ -------  ------------ ------------
Optical sales .................................   $39,696   $20,809    $ 8,455    $     -      $68,960
Management fees ...............................     1,499       813         --     (1,499)         813
Investment earnings in subsidiaries ...........     3,119        --         --     (3,119)
                                                  -------   -------    -------    -------      -------
Net revenues ..................................    44,314    21,622      8,455     (4,618)      69,773
Operating costs and expenses:
   Cost of goods sold .........................    12,995     8,195      1,655         --       22,845
   Selling, general and administrative
     expenses..................................    25,231     8,852      6,858     (1,499)      39,442
   Amortization of intangibles ................       274       931          1         --        1,206
                                                  -------   -------    -------    -------      -------
Total operating costs and expenses ............    38,500    17,978      8,514     (1,499)      63,493
                                                  -------   -------    -------    -------      -------
Income (loss) from operations .................     5,814     3,644        (59)    (3,119)       6,280
Interest expense, net .........................     5,419       464          2         --        5,885
Income tax expense ............................        50        --        267         --          317
                                                  -------   -------    -------    -------      -------
Net income (loss) before extraordinary item ...       345     3,180       (328)    (3,119)          78
Cumulative effect of change in accounting
  principle ...................................        --        --         --         --           --
                                                  -------   -------    -------    -------      -------
Net income (loss) .............................   $   345   $ 3,180    $  (328)   $(3,119)     $    78
                                                  =======   =======    =======    =======      =======



                      CONSOLIDATING STATEMENT OF CASH FLOWS

                   FOR THE TWENTY-SIX WEEKS ENDED JULY 3, 1999

                                                         Guarantor                           Consolidated
                                               Parent   Subsidiaries    ODs     Eliminations   Company
                                              --------  ------------  --------  ------------ ------------
Cash flows from operating activities:
Net income (loss) .........................   $  2,669    $  4,929    $    410    $ (5,606)    $  2,402
Adjustments to reconcile net income (loss)
     to net
Cash provided by operating activities:
    Depreciation and amortization .........      5,629       4,068           2          --        9,699
    Other amortization ....................        742         (17)         --         725
    Cumulative effect of change in
        accounting principle ..............        365         126          --          --          491
    Deferred liabilities and other ........        577        (215)         --          --          362
    Expenses to affect capital lease
        retirement ........................         --        (431)         --          --         (431)
    (Gain) loss on disposition of property
        and equipment .....................        348          --          --          --          348
    Increase/(decrease) in operating assets
        and liabilities ...................       (524)     (3,685)       (412)         --       (4,621)
                                              --------    --------    --------    --------     --------

Net cash provided by (used in) operating
     activities ...........................      9,806       4,775          --      (5,606)       8,975
                                              --------    --------    --------    --------     --------

Cash flows from investing activities:
    Acquisition of property and equipment .     (9,157)     (1,315)         --          --      (10,472)
    Proceeds from sale of property and
        equipment .........................         17          --          --          --           17
    Purchase of retail outlet .............       (368)         --          --          --         (368)
    Payment received on notes receivable ..         23          74          --          --           97
    Investment in subsidiaries ............     (5,606)         --          --       5,606           --
                                              --------    --------    --------    --------     --------

Net cash provided by (used in) investing
     activities ...........................    (15,091)     (1,241)         --       5,606      (10,726)
                                              --------    --------    --------    --------     --------

Cash flows from financing activities:
    Payments on debt and capital leases ...     (1,000)       (361)         --          --       (1,361)
    Repurchase of common stock ............       (440)         --          --          --         (440)
                                              --------    --------    --------    --------     --------

Net cash provided by (used in) financing
     activities ...........................     (1,440)       (361)         --          --       (1,801)
                                              --------    --------    --------    --------     --------

Net decrease in cash and cash equivalents .     (6,725)      3,173          --          --       (3,552)

Cash and cash equivalents at beginning of
     period ...............................      3,119       2,008          --          --        5,127
                                              --------    --------    --------    --------     --------

Cash and cash equivalents at end
     of period ............................   $ (3,606)   $  5,181    $     --    $     --     $  1,575
                                              ========    ========    ========    ========     ========

8. CAPITAL LEASE OBLIGATION

         During the second quarter of 1999, a third party paid $8.4 million of the Company's $10.0 million capital lease obligations to the Eckerd Corporation. The Company simultaneously leased these same properties under seven lease agreements, accounting for these transactions as sales leaseback transactions. A gain of $0.5 million has been deferred related to these sales leaseback transactions. Four of the new lease agreements are being accounted for as capital leases and three are being accounted for as operating leases. The remaining capital lease obligation of $1.4 million under the original $10.0 million capital lease obligation was renewed as an operating lease.

9. SUBSEQUENT EVENT

         On July 7, 1999, the Company entered into an asset purchase agreement with Vision Twenty-One, Inc. and its subsidiary, The Complete Optical Laboratory, Ltd., Corp., relating to the purchase of substantially all of the assets used to operate 76 retail eyewear outlets. The purchase price for the assets is $42.0 million, less certain purchase price adjustments which the Company believes will be approximately $5.0 million. The Company plans to utilize existing facilities to finance the transaction. As a result of this acquisition, the Company (through its subsidiaries), will (i) own and operate 39 stores under the name "Vision World" in Minnesota, North Dakota, Iowa, South Dakota, and Wisconsin and 18 stores under the name "Stein Optical" in Wisconsin, and (ii) assume a business management agreement with a private optometrist to manage 19 stores under the name "Eye Drx" in New Jersey. The Company believes the closing will occur on or about August 31, 1999, but is subject to certain pre-closing conditions, including third-party consents and governmental authorizations. Concurrent with the closing, the Company will enter into a strategic alliance agreement with Vision Twenty-One, Inc. involving their respective managed care programs and the co-marketing of Vision Twenty-One's refractive surgery program.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Eye Care Centers of America, Inc. is the fourth largest retail optical chain in the United States as measured by net revenues, operating 277 stores, 253 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks", "Hour Eyes", "Dr. Bizer's VisionWorld", "Dr. Bizer's ValuVision" and "Doctor's ValuVision". The Company operates in the $15.8 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population,
(ii) the increased role of managed vision care, (iii) the consolidation of the industry and (iv) new product innovations.

         The industry is highly fragmented and is undergoing significant consolidation. Since 1996, the Company has acquired and integrated three acquisitions. In September 1996, the Company acquired all of the outstanding shares of the capital stock of Visionworks Holdings, Inc. and its subsidiaries (collectively, "Visionworks") for $61.5 million (the "Visionworks Acquisition"). At the time of the Visionworks Acquisition, Visionworks was a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.
C. with forty-nine superstores and eleven optical stores located near Eckerd Corporation stores. In September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries ("TSGI"), a ten store optical retailer located in the Washington, D.C. area and certain assets related to twelve additional stores in Virginia for $22.3 million less acquisition date liabilities. Simultaneously with the acquisition of TSGI, the Company entered into long-term business management agreements with Hour Eyes Doctors of Optometry, P.C. ("PC"), a Virginia professional corporation, to manage the additional twelve Hour Eyes optical stores in Virginia (collectively, the "Hour Eyes Acquisition"). As a result of the long-term business management agreements with PC, the Company records a management fee but does not include the results of operations from the twelve Virginia stores in the Company's consolidated results of operations. In September 1998, the Company acquired certain assets of Dr. Bizer's VisionWorld, PLLC and related entities (the "Bizer Entities"), a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such nineteen stores (collectively, the "Bizer Acquisition"). The results of operations from the date of acquisition from these nineteen stores are included in the Company's consolidated results of operations.

         On March 6, 1998, ECCA Merger Corp. ("Merger Corp."), a Delaware corporation formed by Thomas H. Lee Company ("THL Co."), and the Company entered into a recapitalization agreement (the "Recapitalization Agreement") providing for, among other things, the merger of such corporation with and into the Company (the "Merger" and, together with the financing of the recapitalization and related transactions described below, the "Recapitalization"). Upon consummation of the Recapitalization on April 24, 1998, Thomas H. Lee Equity Fund IV, L.P. ("THL Fund IV") and other affiliates of THL Co. (collectively with THL Fund IV and THL Co., "THL") owned approximately 89.7% of the issued and outstanding shares of common stock of the Company ("Common Stock"), existing shareholders (including management) of the Company retained approximately 7.3% of the issued and outstanding Common Stock and management purchased additional shares representing approximately 3.0% of the issued and outstanding Common Stock. The total transaction value of the Recapitalization was approximately $323.8 million, including related fees and expenses, and the implied total equity value of the Company following the Recapitalization was approximately $107.3 million.

         Certain of the funds needed to consummate the Recapitalization were obtained through the sale, pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended (the "Securities Act"), of $100,000,000 in principal amount of 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50,000,000 in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Initial Notes"). The Initial Notes were issued by the Company and guaranteed by the Company's subsidiaries (the "Subsidiary Guarantors"). Under that certain Indenture, dated April 24, 1998 (the "Indenture"), by and among the Company, the Subsidiary Guarantors, and the United States Trust Company of New York as Trustee governing the Initial Notes, the Company and the Subsidiary Guarantors are jointly and severally liable for payment of the Initial Notes. The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the "Exchange Notes"). The registration statement was declared effective on January 28, 1999. The exchange period ended March 4, 1999. The Exchange Notes are the only notes of the Company which are currently outstanding. In addition to the net proceeds from the sale of the Exchange Notes, the Recapitalization was financed with (a) approximately $55.0 million of borrowings under the Credit Facility (defined herein) and (b) approximately $99.4 million from the sale of capital stock to THL, Bernard W. Andrews and other members of management (the "Equity Contribution") consisting of (i) approximately $71.6 million from the sale of Common Stock and (ii) approximately $27.8 million from the sale of shares of a newly created series of preferred stock of the Company ("New Preferred Stock"). The Company used the proceeds from such bank borrowings, the sale of the Exchange Notes, and the Equity Contribution principally to finance the conversion into cash of the shares of Common Stock which were not retained by existing stockholders, to refinance certain existing indebtedness of the Company, to redeem certain outstanding preferred stock of the Company and to pay related fees and expenses of the Recapitalization. In connection with the Recapitalization, the Company in-substance defeased its previously issued 12% Senior Notes due 2003 (the "Senior Notes") by depositing with the trustee for the Senior Notes (i) an irrevocable notice of redemption of the Senior Notes on October 1, 1998 and (ii) United States government securities in an amount necessary to yield on October 1, 1998, $78.4 million, which constituted the principal amount, premium and interest payable on the Senior Notes on the October 1, 1998 redemption date. The Senior Notes were defeased as scheduled on October 1, 1998.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain statement of income data as a percentage of net revenues.

                                                             THIRTEEN          TWENTY-SIX
                                                            WEEKS ENDED       WEEKS ENDED
                                                         -----------------  -----------------
                                                         JULY 4,   JULY 3,  JULY 4,   JULY 3,
                                                          1998      1999     1998      1999
                                                         -------   -------  -------   -------
STATEMENT OF INCOME DATA:
NET REVENUES:
      Optical sales ...................................    99.1 %    98.8%    99.0%     98.9%
      Management fee ..................................     0.9       1.2      1.0       1.1
                                                          -----     -----    -----     -----
Total net revenues ....................................   100.0     100.0    100.0     100.0

OPERATING COSTS AND EXPENSES:
      Cost of goods sold ..............................    34.6 *    33.1*    34.0*     33.3*
      Selling, general and administrative expenses ....    55.7 *    57.2*    54.9*     55.5*
      Recapitalization and other expenses .............    43.3        --     21.0        --
      Amortization of intangibles .....................     1.3       1.7      1.4       1.7
                                                          -----     -----    -----     -----

Total operating costs and expenses ....................   134.1      91.0    110.4      89.5
                                                          -----     -----    -----     -----

INCOME/(LOSS) FROM OPERATIONS .........................   (34.1)      9.0    (10.4)     10.5

INTEREST EXPENSE, NET .................................     8.4       8.4      6.9       8.2


IN-SUBSTANCE DEFEASED BONDS INTEREST EXPENSE, NET .....     2.5        --      1.2        --

INCOME TAX EXPENSE/(BENEFIT) ..........................    (0.1)      0.5      0.0       0.3
                                                          -----     -----    -----     -----

NET INCOME/(LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE
  AND EXTRAORDINARY LOSS ..............................   (44.9)      0.1    (18.5)      2.0

CHANGE IN ACCOUNTING PRINCIPLE ........................      --        --       --       0.3

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM
  DEBT ................................................     7.1        --      3.5       --
                                                          -----     -----    -----     -----

NET INCOME/(LOSS) .....................................   (52.0)%     0.1%   (22.0)%     1.7%
                                                          =====     =====    =====     =====

*  Percentages based on optical sales only

THE THIRTEEN WEEKS ENDED JULY 3, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 4, 1998.

Net Revenues. The increase in net revenues to $69.8 million for the thirteen weeks ended July 3, 1999 from $58.2 million for the thirteen weeks ended July 4, 1998 was largely the result of the Bizer

Acquisition and an increase in comparable store sales of 1.5%. The Bizer Acquisition resulted in an increase in net revenues of $8.5 million during the second thirteen weeks of fiscal 1999.

Gross Profit. Gross profit increased to $46.1 million for the thirteen weeks ended July 3, 1999 from $37.7 million for the thirteen weeks ended July 4, 1998. Gross profit as a percentage of optical sales increased to 66.9% for the thirteen weeks ended July 3, 1999 as compared to 65.4% for the thirteen weeks ended July 4, 1998. This percentage increase was primarily due to increased productivity within the store labs and an increase in the mix of anti-reflective and polycarbonate lens sales.

Selling General & Administrative Expenses (SG&A). SG&A increased to $39.4 million for the thirteen weeks ended July 3, 1999 from $32.1 million for the thirteen weeks ended July 4, 1998. SG&A as a percentage of optical sales increased to 57.2% for the thirteen weeks ended July 3,1999 from 55.7% for the thirteen weeks ended July 4, 1998. This percentage increase was primarily due to the inclusion of doctor payroll expenses for the stores acquired through the Bizer Acquisition, which were not included in the second quarter of 1998 results, and increased overhead costs. This increase was partially offset by a decrease in advertising.

Amortization Expense. Amortization expense (excluding the amortization of store pre-opening costs) increased to $1.2 million for the thirteen weeks ended July 3, 1999 from $0.7 million for the thirteen weeks ended July 4, 1998. This increase was due to amortization of the goodwill related to the Bizer Acquisition, which was recorded during the fourth quarter of 1998, and amortization of the debt issuance costs related to the Recapitalization.

Net Interest Expense. Net interest expense increased to $5.9 million for the thirteen weeks ended July 3, 1999 from $4.9 million for the thirteen weeks ended July 4, 1998. This increase was due to the increased borrowings related to the Recapitalization and the Bizer Acquisition.

Net Income. Net income increased to $0.1 million for the thirteen weeks ended July 3, 1999 from a net loss of $30.3 million for the thirteen weeks ended July 4, 1998.

THE TWENTY-SIX WEEKS ENDED JULY 3, 1999 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 4, 1998.

Net Revenues. The increase in net revenues to $144.8 million for the twenty-six weeks ended July 3, 1999 from $120.3 million for the twenty-six weeks ended July 4, 1998 was largely the result of the Bizer Acquisition and an increase in comparable store sales of 1.6%. The Bizer Acquisition resulted in an increase in net revenues of $18.7 million during the second twenty-six weeks of fiscal 1999.

Gross Profit. Gross profit increased to $95.6 million for the twenty-six weeks ended July 3, 1999 from $78.6 million for the twenty-six weeks ended July 4, 1998. Gross profit as a percentage of optical sales increased to 66.7% for the twenty-six weeks ended July 3, 1999 as compared to 66.0% for the twenty-six weeks ended July 4, 1998. This percentage increase was primarily due to increased productivity within the store labs.

Selling General & Administrative Expenses (SG&A). SG&A increased to $79.6 million for the twenty-six weeks ended July 3, 1999 from $65.3 million for the twenty-six weeks ended July 4, 1998. SG&A as a percentage of optical sales increased to 55.5% for the twenty-six weeks ended July 3,1999 from 54.9% for the twenty-six weeks ended July 4, 1998. This percentage increase was primarily due to the inclusion of doctor payroll expenses for the stores acquired through the Bizer Acquisition, which were not included in the second quarter of 1998 results.

Amortization Expense. Amortization expense (excluding the amortization of store pre-opening costs) increased to $2.4 million for the twenty-six weeks ended July 3, 1999 from $1.7 million for the twenty-six weeks ended July 4, 1998. This increase was due to amortization of the goodwill related to the Bizer Acquisition, which was recorded during the fourth quarter of 1998, and amortization of the debt issuance costs related to the Recapitalization.

Net Interest Expense. Net interest expense increased to $11.9 million for the twenty-six weeks ended July 3, 1999 from $8.3 million for the twenty-six weeks ended July 4, 1998. This increase was due to the increased borrowings related to the Recapitalization and the Bizer Acquisition.

Net Income. Net income increased to $2.4 million for the twenty-six weeks ended July 3, 1999 from a net loss of $26.4 million for the twenty-six weeks ended July 4, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities have provided net cash of $9.0 million for the twenty-six weeks ended July 3, 1999 as compared to a use of $9.9 million for the twenty-six weeks ended July 4, 1998. As of July 3, 1999, the Company had $1.6 million of cash available to meet the Company's obligations.

         Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for the stores and maintenance of existing facilities. Capital expenditures for the twenty-six weeks ended July 3, 1999 were $10.5 million. Capital expenditures for 1999 are anticipated to be approximately $18.0 million. Of the 1999 capital expenditures, approximately $10.0 million are expected to be related to new stores, approximately $4.0 million are expected to be for maintenance of existing facilities and the remaining approximately $4.0 million represents the funds necessary to complete the Company's point-of-sale and equipment upgrade programs, which management believes are non-recurring in nature.

         In connection with the Recapitalization, the Company entered into a credit agreement (the "Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"), of which $50.0 million was committed at April 24, 1998. At July 3, 1999, the Company had $54.0 million in term loans outstanding under this facility and $30.1 million outstanding under the Acquisition Facility, which funded the Bizer Acquisition. Borrowings made under the Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% or the Base Rate (as defined in the Credit Facility) plus 1.25%. The Term Loan Facility matures five years from the closing date of the Credit Facility and will amortize quarterly in aggregate annual principal amounts of approximately $0.0 million, $4.0 million, $12.0 million, $18.0 million, and $21.0 million, respectively, for years one through five after the closing of the Credit Facility.

         In connection with the Recapitalization, the Company completed a debt offering of the Initial Notes, which were subsequently exchanged for the Exchange Notes. Interest on the Exchange Notes will be payable semiannually on each May 1 and November 1, commencing on November 1, 1998. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR (as defined) plus 3.98%. The Exchange Notes will not be entitled to the benefit of any mandatory sinking fund. On April 24, 1998, the Company entered into an interest rate swap agreement which converts a portion of the Floating Rate Notes to a fixed rate.

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

         Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments. However, the Company believes that its ability to repay the Exchange Notes and amounts outstanding under the Revolving Credit Facility and the Acquisition Facility at maturity may require additional financing. The ability of the Company to meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

SYSTEMS CONVERSION; YEAR 2000 ISSUE

         The Company is aware of the potential for industry wide business disruption which could occur due to problems related to the "Year 2000" issue. It is the belief of the Company's management that it has a prudent plan in place to address these issues within the Company and with its suppliers. The components of the Company's plan include: an assessment of internal systems for modification and/or replacement; communication with external vendors to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company; an evaluation of the Company's production equipment as to its ability to function properly after the turn of the century; an evaluation of facility- related issues; the retention of technical and advisory expertise to ensure that the Company is taking prudent action steps; and the development of a contingency plan.

State of Readiness

         The Company has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. While there is still a significant amount of work to do, the Company believes that it is on track towards a timely completion in the fall of 1999. Overall the Company estimates that it has completed approximately 90% of the Year 2000 issue identification process, and approximately 65% of the process of remediating Year 2000 issues that have been identified to date.

Internal Systems (Information Technology)

         To date, the Company has fully completed its assessment of all information technology systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that certain systems are already Year 2000 compliant while others are still in the process of being remediated.

Compliant systems include the Company's general ledger system, the managed vision care system, and the merchandising system. Systems that are in the process of being remediated are the payroll/human resources system and the point-of-sale system, both of which should be compliant by the end of the summer of 1999.

Suppliers

         The Company is in the process of communicating with its external vendors to gain an understanding of their state of readiness to maintain an uninterrupted supply of goods and services to the Company. Although the Company believes that its products may be purchased from a number of vendors on comparable terms and that therefore it is not dependent on any vendors or any other single vendor for frames or lenses, the Company has identified vendors that may otherwise be viewed as critical to its business. The Company is defining a critical vendor as one whose inability to continue to provide goods and services could have a serious adverse impact on the Company's ability to produce, deliver, and collect payment for eyewear and/or services. To date the Company is not aware of any supplier with a Year 2000 issue that would materially impact the results of operations, liquidity or capital resources. However, the Company has no means of ensuring that suppliers will be Year 2000 ready. Although the Company believes it does not have any critical vendors, the inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

Production Equipment

         The Company has completed an inventory of production equipment currently used at the Company. The Company has determined the Year 2000 readiness of this equipment through communication with the equipment manufacturers and testing where appropriate. The Company is not aware of any production equipment that is affected by the Year 2000 issue.

Facility-Related Issues

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

Costs

         The Company is evaluating the total cost of Year 2000 compliance. At this time, the Company estimates the total cost of Year 2000 related activities to be approximately $650,000, with $100,000 of that amount yet to be incurred. This amount is incremental spending and has been budgeted within the normal magnitude of Information Technology spending. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

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

SEASONALITY AND QUARTERLY RESULTS

         The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third fiscal quarters; however, the opening of new stores and the Bizer Acquisition may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the second quarter of fiscal 1999. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 2, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that are deemed to be material to the business or financial condition of the Company that have arisen during the second quarter of fiscal 1999. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 2, 1999.

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

              2.9         Asset Purchase Agreement, dated July 7, 1999 by and among Eye Care
                          Centers of America, Inc., Vision Twenty-One, Inc.,  and The Complete
                          Optical Laboratory, Ltd., Corp. (c) (*)

              3.1         Restated Articles of Incorporation of Eye Care Centers of America Inc.
                          (a)

              3.2         Statement of Resolution of the Board of Directors of Eye Care Centers
                          of America, Inc. designating a series of Preferred Stock. (a)

              3.3         Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)

              3.4         Certificate of Incorporation of Eye Drx Retail Management, Inc. (c)

              3.5         Certificate of Incorporation of Stein Optical, Inc. (c)

              3.6         Certificate of Incorporation of Vision World, Inc. (c)

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

        * Portions of this Exhibit have been omitted pursuant to Rule 601 of the Securities Act and a copy will be furnished supplementally upon request.

       (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

       (b) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

       (c) Filed herewith.

(b) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended July 3, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EYE CARE CENTERS OF AMERICA, INC.

August 13, 1999                                /s/ Alan E. Wiley
--------------------------------               ---------------------------------
Dated                                          Alan E. Wiley
                                               Executive Vice President and
                                               Chief Financial Officer

                                 EXHIBIT INDEX

         Exhibit Index            Description
         -------------            -----------
              2.9         Asset Purchase Agreement, dated July 7, 1999 by and among Eye Care
                          Centers of America, Inc., Vision Twenty-One, Inc.,  and The Complete
                          Optical Laboratory, Ltd., Corp.

              3.4         Certificate of Incorporation of Eye Drx Retail Management, Inc.

              3.5         Certificate of Incorporation of Stein Optical, Inc.

              3.6         Certificate of Incorporation of Vision World, Inc.

             27.1         Financial Data Schedule.