Form 10-Q
period 1999-09-30
EYE CARE CENTERS OF AMERICA INC
filed 1999-11-12
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999.

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

                        Yes [X]                  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                                 Outstanding at November 5, 1999
           -----                                 -------------------------------
Common Stock, $.01 par value                             7,414,945 shares

================================================================================

                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX


                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets at January 2, 1999
                  and October 2, 1999 (Unaudited)........................................................2

         Condensed Consolidated Statements of Operations for the
                  Thirteen Weeks and Thirty-Nine Weeks Ended October 3, 1998
                  (Unaudited) and October 2, 1999 (Unaudited)............................................3

         Condensed Consolidated Statements of Cash Flows for the
                  Thirty-Nine Weeks Ended October 3, 1998 (Unaudited)
                  and October 2, 1999 (Unaudited)........................................................4

         Notes to Condensed Consolidated Financial Statements.........................................5-11

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations....................................................................12-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................20

Item 6.  Exhibits and Reports on Form 8-K............................................................21-22

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                          JANUARY 2,        OCTOBER 2,
                                                            1999              1999
                                                          ---------         ---------
                                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents ..................        $   5,127         $   1,718
      Accounts and notes receivable, net .........            6,453            10,728
      Inventory ..................................           26,977            29,599
      Prepaid expenses and other .................            2,286             5,032
      Deferred income taxes ......................              391               391
                                                          ---------         ---------
Total current assets .............................           41,234            47,468

PROPERTY & EQUIPMENT, net ........................           68,118            73,391
INTANGIBLE ASSETS, net ...........................          102,459           133,912
OTHER ASSETS .....................................           11,096            10,846
                                                          ---------         ---------
Total assets .....................................        $ 222,907         $ 265,617
                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Accounts payable ...........................        $  20,921         $  19,952
      Deferred revenue ...........................            5,331             6,245
      Current maturities of long-term debt .......            3,578             8,793
      Accrued payroll expense ....................            2,788             3,961
      Accrued interest ...........................            3,347             6,767
      Other accrued expenses .....................            8,186            14,744
                                                          ---------         ---------
Total current liabilities ........................           44,151            60,462

LONG-TERM DEBT, less current maturities ..........          242,945           268,581
DEFERRED INCOME TAXES ............................              391               391
DEFERRED RENT ....................................            3,246             3,284
DEFERRED GAIN ....................................            2,175             2,785
                                                          ---------         ---------
Total liabilities ................................          292,908           335,503
                                                          ---------         ---------


SHAREHOLDERS' DEFICIT:
      Common stock ...............................               75                74
      Preferred stock ............................           32,793            36,095
      Additional paid-in capital .................           60,958            56,940
      Accumulated deficit ........................         (163,827)         (162,995)
                                                          ---------         ---------
Total shareholders' deficit ......................          (70,001)          (69,886)
                                                          ---------         ---------
                                                          $ 222,907         $ 265,617
                                                          =========         =========


            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (dollars in thousands)


                                                                        THIRTEEN WEEKS                     THIRTY-NINE WEEKS
                                                                            ENDED                                ENDED
                                                                  ---------------------------------------------------------------
                                                                  OCTOBER 3,        OCTOBER 2,        OCTOBER 3,        OCTOBER 2,
                                                                    1998              1999              1998               1999
                                                                  ---------         ---------         ---------         ---------
                                                                 (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)
NET REVENUES:
      Optical sales ........................................      $  58,707         $  74,587         $ 177,782         $ 217,911
      Management fee .......................................            851               832             2,035             2,355
                                                                  ---------         ---------         ---------         ---------
Total net revenues .........................................         59,558            75,419           179,817           220,266

OPERATING COSTS AND EXPENSES:
      Cost of goods sold ...................................         20,495            25,920            60,983            73,643
      Selling, general and administrative  expenses ........         34,007            43,534            99,349           123,109
      Recapitalization and other expenses ..................            192                --            25,455                --
      Amortization of intangibles ..........................            858             1,295             2,518             3,676
                                                                  ---------         ---------         ---------         ---------
Total operating costs and expenses .........................         55,552            70,749           188,305           200,428
                                                                  ---------         ---------         ---------         ---------

INCOME/(LOSS) FROM OPERATIONS ..............................          4,006             4,670            (8,488)           19,838

INTEREST EXPENSE, NET ......................................          5,239             5,658            13,501            17,541

IN-SUBSTANCE DEFEASED BONDS INTEREST EXPENSE, NET ..........            958                --             2,418                --

INCOME TAX EXPENSE .........................................              5               582                18               974
                                                                  ---------         ---------         ---------         ---------

NET INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE AND EXTRAORDINARY ITEM ................         (2,196)           (1,570)          (24,425)            1,323

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ........             --                --                --               491

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM
DEBT .......................................................          4,200                --             8,355                --
                                                                  ---------         ---------         ---------         ---------

NET INCOME/(LOSS) ..........................................      $  (6,396)        $  (1,570)        $ (32,780)        $     832
                                                                  =========         =========         =========         =========

            See Notes to Condensed Consolidated Financial Statements

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                 THIRTY-NINE        THIRTY-NINE
                                                                                 WEEKS ENDED        WEEKS ENDED
                                                                                   OCTOBER 3,        OCTOBER 2,
                                                                                     1998               1999
                                                                                 -----------        -----------
                                                                                 (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income/(loss) ...................................................        $ (32,780)        $     832
      Adjustments to reconcile net income to net cash  provided by operating activities:
         Depreciation and amortization ....................................           11,613            15,082
         Other amortization ...............................................              947             1,065
         Cumulative effect of change in accounting principle ..............               --               491
         Deferred liabilities and other ...................................              489               783
         Expenses to affect capital lease retirement ......................               --              (431)
         Loss on disposition of property and equipment ....................               81               752
         Extraordinary loss on early extinguishment of long-term debt .....            8,355                --
      Increase/(decrease) in operating assets and liabilities .............            7,809            (2,265)
                                                                                   ---------         ---------
Net cash provided by (used for) operating activities ......................           (3,486)           16,309
                                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment ...............................          (12,571)          (16,482)
      Proceeds from sale of property and equipment ........................              766                20
      Purchase of retail outlet ...........................................               --              (368)
      Net outflow for Bizer Acquisition ...................................          (33,077)               --
      Net outflow for Vision Twenty-One Retail Acquisition ................               --           (38,851)
      Payments received on notes receivable ...............................              114               145
                                                                                   ---------         ---------
Net cash used for investing activities ....................................          (44,768)          (55,536)
                                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on debt and capital leases .................................          (42,780)           (2,656)
      Payments related to deferred compensation ...........................              (10)               --
      Proceeds from issuance of long-term debt ............................          234,611            39,118
      Proceeds from the issuance of common stock ..........................           71,689                64
      Proceeds from the issuance of preferred stock .......................           27,750                --
      Payments to retire redeemable preferred stock .......................          (12,385)               --
      Purchase of investment securities-restricted ........................          (76,618)               --
      Expenses to affect recapitalization .................................          (24,045)               --
      Redemption of common stock ..........................................         (128,365)             (440)
      Equity distribution .................................................               --              (268)
      Other financing activities ..........................................             (374)               --
                                                                                   ---------         ---------
Net cash provided by (used for) financing activities ......................           49,473            35,818
                                                                                   ---------         ---------

NET INCREASE/(DECREASE) IN CASH ...........................................            1,219            (3,409)
CASH AND CASH EQUIVALENTS, beginning of period ............................            7,172             5,127
                                                                                   ---------         ---------
CASH AND CASH EQUIVALENTS, end of period ..................................        $   8,391         $   1,718
                                                                                   =========         =========

            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Eye Care Centers of America, Inc., its wholly owned subsidiaries (collectively, unless the context otherwise requires, the "Company") and certain optometrists to whom the Company provides management services. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week and thirty-nine week periods ended October 2, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s Annual Report on Form 10-K for the year ended January 2, 1999.

2.  RELATED PARTY TRANSACTIONS

         The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement (the "Management Agreement"), as of the closing date of the Company's Recapitalization (defined herein), pursuant to which THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the Recapitalization of the Company and related debt financing. In addition, pursuant to the Management Agreement, THL Co. will initially receive $500,000 per year plus expenses for management and other consulting services provided to the Company. After a term of ten years from the closing date, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the thirteen week and thirty-nine week periods ended October 2, 1999, the Company incurred $125,000 and $375,000, respectively, related to the agreement.

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

4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (DOLLARS IN THOUSANDS)

                                                                        THIRTY-NINE           THIRTY-NINE
                                                                        WEEKS ENDED           WEEKS ENDED
                                                                         OCTOBER 3,            OCTOBER 2,
                                                                           1998                  1999
                                                                        -----------           -----------
                                                                        (UNAUDITED)           (UNAUDITED)
Cash paid for interest................................................  $     8,509           $   12,889
Dividends accrued on redeemable preferred stock.......................  $       268           $       --
Rollover of preferred stock by management.............................  $     2,250           $       --
Rollover of common stock by management................................  $     5,625           $       --
Dividends accrued on preferred stock..................................  $     1,768           $    3,302
Retirement of capital lease obligation................................  $        --           $    5,652

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

                                               Weighted          Weighted
                                                Average           Average
Notional Amounts            Maturity           Fixed Pay      Floating Receive
 October 2, 1999              Date                Rate             Rate
----------------            --------           ---------      ----------------
$ 33.3 million                2000                5.9%              5.0%
$ 33.3 million                2001                5.9%              5.0%


         Interest rate swap agreements effectively convert floating rates on long-term debt to fixed rates. The Company's intent is to reduce overall interest expense while maintaining an acceptable level of risk to interest rate fluctuations. The swap agreements specifically hedge a portion of both $50.0 million aggregate principle amount of the Company's Floating Interest Rate Subordinated Term Securities due 2008 and $50.0 million of the Company's Credit Facility, which consists of (i) the $55.0 million term loan facility; (ii) the $35.0 million revolving credit facility; and (iii) the $100.0 million acquisition facility. As market interest rates fluctuate, the unrealized gain or loss on the swap portfolio moves in relationship to the fair value of the underlying debt. The Company had an unrealized loss on the interest rate swap portfolio of $0.2 million as of October 2, 1999. The change in the market value of these interest rate swaps is not recorded in the financial position or operations of the Company. Interest to be paid or received is accrued as an adjustment to interest expense. Upon early termination of interest rate swaps, the fair value of the swaps at termination will be recorded through operations over the remaining contractual life of the swap. If the hedged item is repaid early, the Company will evaluate if the swap agreement is to be redesignated or exited.

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

                           CONSOLIDATING BALANCE SHEET
                                 OCTOBER 2, 1999

                                                                    Guarantor                                        Consolidated
                                                    Parent         Subsidiaries         ODs        Eliminations        Company
                                                  ---------        ------------      ---------     ------------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                      $  (1,793)        $   3,511        $      --       $      --         $   1,718
   Accounts and notes receivable                    133,166            25,599              697        (148,734)           10,728
   Inventory                                         15,450            14,149               --              --            29,599
   Prepaid expenses and other                         3,028             2,004               --              --             5,032
  Deferred income taxes                                 391                --               --              --               391
                                                  ---------         ---------        ---------       ---------         ---------
Total current assets                                150,242            45,263              697        (148,734)           47,468

Property and equipment                               43,316            30,075               --              --            73,391
Intangibles                                          20,761           113,055               96              --           133,912
Other assets                                         10,410               436               --              --            10,846
Investment in subsidiaries                            6,850                --               --          (6,850)               --
                                                  ---------         ---------        ---------       ---------         ---------
                                                  $ 231,579         $ 188,829        $     793       $(155,584)        $ 265,617
                                                  =========         =========        =========       =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  32,912         $ 134,847        $     268       $(148,075)        $  19,952
   Deferred revenue                                   4,385             1,860               --              --             6,245
   Current maturities of long-term debt               8,000               793               --              --             8,793
   Accrued payroll expense                            2,161             1,800               --              --             3,961
   Accrued interest                                   6,546               221               --              --             6,767
   Other accrued expenses                             9,757             4,987              280            (280)           14,744
                                                  ---------         ---------        ---------       ---------         ---------
Total current liabilities                            63,761           144,508              548        (148,355)           60,462
Long-term debt, less current maturities             233,698            34,783              100              --           268,581
Deferred income taxes                                   391                --               --              --               391
Deferred rent                                         2,384               900               --              --             3,284
Deferred gain                                         2,055               730               --              --             2,785
                                                  ---------         ---------        ---------       ---------         ---------
Total liabilities                                   302,289           180,921              648        (148,355)          335,503
                                                  ---------         ---------        ---------       ---------         ---------
Shareholders' equity/(deficit):
   Common stock                                          74                --               --              --                74
   Preferred stock                                   36,095                --               --              --            36,095
   Additional paid-in capital                        56,116             1,092             (268)             --            56,940
   Accumulated deficit                             (162,995)            6,816              413          (7,229)         (162,995)
                                                  ---------         ---------        ---------       ---------         ---------
Total shareholders' equity/(deficit)                (70,710)            7,908              145          (7,229)          (69,886)
                                                  ---------         ---------        ---------       ---------         ---------
                                                  $ 231,579         $ 188,829        $     793       $(155,584)        $ 265,617
                                                  =========         =========        =========       =========         =========


                         CONSOLIDATING INCOME STATEMENT
                 FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999

                                                                    Guarantor                                         Consolidated
                                                     Parent        Subsidiaries         ODs         Eliminations        Company
                                                    ---------      ------------      ---------      ------------      ------------
Optical sales                                       $ 122,621       $  67,273        $  28,017        $      --         $ 217,911
Management fees                                            --           7,546               --           (5,191)            2,355
Investment earnings in subsidiaries                       963              --               --             (963)               --
                                                    ---------       ---------        ---------        ---------         ---------
Net revenues                                          123,584          74,819           28,017           (6,154)          220,266
Operating costs and expenses:
   Cost of goods sold                                  41,656          24,622            7,365           73,643
   Selling, general and administrative expenses        63,677          44,610           20,013           (5,191)          123,109
   Amortization of intangibles                            786           2,887                3            3,676
                                                    ---------       ---------        ---------        ---------         ---------
Total operating costs and expenses                    106,119          72,119           27,381           (5,191)          200,428
                                                    ---------       ---------        ---------        ---------         ---------
Income (loss) from operations                          17,465           2,700              636             (963)           19,838
Interest expense, net                                  15,574           1,961                6               --            17,541
Income tax expense                                        694              --              280               --               974
                                                    ---------       ---------        ---------        ---------         ---------
Net income (loss) before extraordinary item             1,197             739              350             (963)            1,323
Cumulative effect of change in accounting
   principle                                              365             126               --               --               491
                                                    ---------       ---------        ---------        ---------         ---------
Net income (loss)                                   $     832       $     613        $     350        $    (963)        $     832
                                                    =========       =========        =========        =========         =========

                         CONSOLIDATING INCOME STATEMENT
                  FOR THE THIRTEEN WEEKS ENDED OCTOBER 2, 1999

                                                                    Guarantor                                        Consolidated
                                                    Parent        Subsidiaries         ODs          Eliminations       Company
                                                   --------       ------------       --------       ------------     ------------
Optical sales                                      $ 40,833         $ 24,428         $  9,326         $     --         $ 74,587
Management fees                                          --            2,515               --           (1,683)             832
Investment earnings in subsidiaries                  (4,643)              --               --            4,643
                                                   --------         --------         --------         --------         --------
Net revenues                                         36,190           26,943            9,326            2,960           75,419
Operating costs and expenses:
   Cost of goods sold                                14,937            8,063            2,920               --           25,920
   Selling, general and administrative expenses      13,711           25,056            6,450           (1,683)          43,534
   Amortization of intangibles                          264            1,030                1               --            1,295
                                                   --------         --------         --------         --------         --------
Total operating costs and expenses                   28,912           34,149            9,371           (1,683)          70,749
                                                   --------         --------         --------         --------         --------
Income (loss) from operations                         7,278           (7,206)             (45)           4,643            4,670
Interest expense, net                                 5,038              618                2               --            5,658
Income tax expense                                      569               --               13               --              582
                                                   --------         --------         --------         --------         --------
Net income (loss) before extraordinary item           1,671           (7,824)             (60)           4,643           (1,570)
Cumulative effect of change in accounting
   principle                                             --               --               --               --               --
                                                   --------         --------         --------         --------         --------
Net income (loss)                                  $  1,671         $ (7,824)        $    (60)        $  4,643         $ (1,570)
                                                   ========         ========         ========         ========         ========

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                 FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999

                                                                      Guarantor                                      Consolidated
                                                     Parent          Subsidiaries        ODs        Eliminations       Company
                                                    --------         ------------     --------      ------------     ------------
Cash flows from operating activities:
Net income (loss)                                   $    832         $    613         $    350       $   (963)        $    832
Adjustments to reconcile net income (loss)
     to net
Cash provided by operating activities:
    Depreciation and amortization                      8,660            6,419                3             --           15,082
    Other amortization                                 1,055               10               --          1,065
    Cumulative effect of change in                        --               --
        accounting principle                             365              126              491
    Deferred liabilities and other                     1,000             (217)              --             --              783
    Expenses to affect capital lease
        retirement                                        --             (431)              --             --             (431)
    (Gain) loss on disposition of property
        and equipment                                    505              247               --             --              752
    Increase/(decrease) in operating assets
        and liabilities                              (37,853)          35,673              (85)            --           (2,265)
                                                    --------         --------         --------       --------         --------

Net cash provided by (used in) operating
     activities                                      (25,436)          42,440              268           (963)          16,309
                                                    --------         --------         --------       --------         --------

Cash flows from investing activities:
    Acquisition of property and equipment            (13,217)          (3,265)              --             --          (16,482)
    Proceeds from sale of property and
        equipment                                         18                2               --             --               20
    Purchase of retail outlet                           (368)              --               --             --             (368)
    Purchase of Vision Twenty-One Retail
        Acquisition                                   (1,691)         (37,160)              --             --          (38,851)
    Payment received on notes receivable                   3              142               --             --              145
    Investment in subsidiaries                          (963)              --               --            963               --
                                                    --------         --------         --------       --------         --------

Net cash provided by (used in) investing
     activities                                      (16,218)         (40,281)              --            963          (55,536)
                                                    --------         --------         --------       --------         --------

Cash flows from financing activities:
    Payments on debt and capital leases               (2,000)            (656)              --             --           (2,656)
    Proceeds from issuance of long-term debt          39,118               --               --             --           39,118
    Proceeds from issuance of common stock                64               --               --             --               64
    Repurchase of common stock                          (440)              --               --             --             (440)
    Equity distribution                                   --               --             (268)            --             (268)
                                                    --------         --------         --------       --------         --------

Net cash provided by (used in) financing
     activities                                       36,742             (656)            (268)            --           35,818
                                                    --------         --------         --------       --------         --------

Net decrease in cash and cash equivalents             (4,912)           1,503               --             --           (3,409)

Cash and cash equivalents at beginning of
     period                                            3,119            2,008               --             --            5,127
                                                    --------         --------         --------       --------         --------

Cash and cash equivalents at end of period          $ (1,793)        $  3,511         $     --       $     --         $  1,718
                                                    ========         ========         ========       ========         ========

8.   OTHER ACCRUED EXPENSES

     Other accrued expenses consists of the following:


                                  January 2,     October 2,
                                     1999          1999
                                  ---------      ---------
Property taxes                     $ 1,159        $ 1,512
Professional fees                      478            276
Payroll and sales/use taxes            622            955
Store expenses                         952          1,117
Insurance                              230          2,111
Construction                         1,083            934
Advertising                          1,598            991
Acquisition liability                   --          4,540
Other                                2,064          2,308
                                   -------        -------

Other accrued expenses             $ 8,186        $14,744
                                   =======        =======

9.   ACQUISITION

         On August 31, 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") and its subsidiary, The Complete Optical Laboratory, Ltd., Corp. (the "Subsidiary"), substantially all of the assets used to operate 76 retail eyewear outlets pursuant to that certain Asset Purchase Agreement, dated July 7, 1999, by and among the Company, Vision Twenty-One and the Subsidiary (the "VTO Retail Acquisition"). As a result of this acquisition, the Company (through its subsidiaries) (i) owns and operates 39 stores under the name "Vision World" in Minnesota, North Dakota, Iowa, South Dakota, and Wisconsin and 18 stores under the name "Stein Optical" in Wisconsin, and (ii) manages 19 stores under the name "Eye Drx" in New Jersey pursuant to a business management agreement with a private optometrist (collectively, the "Acquired Businesses"). The results of operations from these Acquired Businesses have been included in the Company's operating results from the date of acquisition.

         The estimated aggregate cash consideration paid at the closing by the Company to Vision Twenty-One and the Subsidiary in the VTO Retail Acquisition was $36.5 million (the purchase price being subject to an adjustment based upon a final audit of these retail operations as of August 31, 1999, which the Company believes will impact the final purchase price). The Company utilized its existing $100.0 million acquisition facility to finance the transaction.

         The VTO Retail Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price has been preliminarily allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price included in goodwill. The cost in excess of identifiable net assets acquired is being amortized over 25 years on a straight-line basis.

         Simultaneously with the closing, the Company entered into a strategic alliance with Vision Twenty-One involving their respective managed care programs, optometry and ophthalmology practices and the co-marketing of Vision Twenty-One's refractive surgery program. On October 25, 1999, Vision Twenty-One announced it has developed an initial plan to substantially exit the business of managing practices of optometry and ophthalmology and the discontinuation of select managed care contracts that are not consistent with the business plan. In light of the foregoing, the status of the strategic alliance with

Vision Twenty-One is being evaluated. Additionally, Vision Twenty-One currently manages 21 optometric practices in Florida, 9 in Arizona and 6 in Texas which are located within or adjacent to the Company's stores.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         Eye Care Centers of America, Inc. is the fourth largest retail optical chain in the United States as measured by net revenues, operating 354 stores, 275 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks", "Hour Eyes", "Dr. Bizer's VisionWorld", "Dr. Bizer's ValuVision", "Doctor's ValuVision", "Vision World", "Stein Optical" and "Eye Drx". The Company operates in the $15.8 billion optical retail market. Management believes that key drivers of growth for retail optical chains include
(i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry and (iv) new product innovations.

         The industry is highly fragmented and is undergoing significant consolidation. Since 1996, the Company has acquired and integrated four acquisitions. The following describes the two most recent acquisitions in 1998 and 1999. In September 1998, the Company acquired certain assets of Dr. Bizer's VisionWorld, PLLC and related entities (the "Bizer Entities"), a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such nineteen stores (collectively, the "Bizer Acquisition"). The results of operations from the date of acquisition from these nineteen stores are included in the Company's consolidated results of operations. In August 1999, the Company consummated the VTO Retail Acquisition acquiring substantially all of the assets used to operate 76 retail eyewear outlets from Vision Twenty-One, Inc. in Minnesota, North Dakota, Iowa, South Dakota, Wisconsin and New Jersey and simultaneously entering into a long-term business management agreement with a private optometrist to manage the nineteen New Jersey locations.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain statement of income data as a percentage of net revenues:

                                                                      THIRTEEN                    THIRTY-NINE
                                                                     WEEKS ENDED                  WEEKS ENDED
                                                              --------------------------     ------------------------
                                                              OCTOBER 3,      OCTOBER 2,     OCTOBER 3,    OCTOBER 2,
                                                                1998            1999           1998          1999
                                                              ----------      ----------     ----------    ----------
STATEMENT OF INCOME DATA:
NET REVENUES:
      Optical sales                                              98.6%          98.9%          98.9%          98.9%
      Management fee                                              1.4            1.1            1.1            1.1
                                                                -----          -----          -----          -----
Total net revenues                                              100.0          100.0          100.0          100.0

OPERATING COSTS AND EXPENSES:
      Cost of goods sold                                         34.9*          34.8*          34.3*          33.8*
      Selling, general and administrative expenses               57.9*          58.4*          55.9*          56.5*
      Recapitalization and other expenses                         0.3             --           14.2             --
      Amortization of intangibles                                 1.4            1.7            1.4            1.7
                                                                -----          -----          -----          -----

Total operating costs and expenses                               93.3           93.8          104.7           91.0
                                                                -----          -----          -----          -----

INCOME/(LOSS) FROM OPERATIONS                                     6.7            6.2           (4.7)           9.0

INTEREST EXPENSE, NET                                             8.8            7.5            7.6            8.0


IN-SUBSTANCE DEFEASED BONDS INTEREST EXPENSE, NET                21.6             --            1.3             --

INCOME TAX EXPENSE                                                0.0            0.8            0.0            0.4
                                                                -----          -----          -----          -----


NET INCOME/(LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE
AND EXTRAORDINARY LOSS                                           (3.7)          (2.1)         (13.6)           0.6

CHANGE IN ACCOUNTING PRINCIPLE                                     --             --             --            0.2

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF LONG-TERM
DEBT                                                              7.0             --            4.6             --
                                                                -----          -----          -----          -----


NET INCOME/(LOSS)                                               (10.7)%         (2.1)%        (18.2)%          0.4%
                                                                =====          =====          =====          =====

*  Percentages based on optical sales only

THE THIRTEEN WEEKS ENDED OCTOBER 2, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 3, 1998.


Net Revenues. The increase in net revenues to $75.4 million for the thirteen weeks ended October 2, 1999 from $59.6 million for the thirteen weeks ended October 3, 1998 was largely the result of the Bizer Acquisition and VTO Acquisition and an increase in comparable store sales of 0.1%. The Bizer and VTO Retail Acquisitions resulted in an increase in net revenues of $9.3 million and $4.4 million, respectively, during the third thirteen weeks of fiscal 1999.

Gross Profit. Gross profit increased to $48.7 million for the thirteen weeks ended October 2, 1999 from $38.2 million for the thirteen weeks ended October 3, 1998. Gross profit as a percentage of optical sales increased to 65.2% for the thirteen weeks ended October 2, 1999 as compared to 65.1% for the thirteen weeks ended October 3, 1998. This percentage increase was primarily due to increased productivity within the store labs.

Selling General & Administrative Expenses (SG&A). SG&A increased to $43.5 million for the thirteen weeks ended October 2, 1999 from $34.0 million for the thirteen weeks ended October 3, 1998. SG&A as a percentage of optical sales increased to 58.4% for the thirteen weeks ended October 2,1999 from 57.9% for the thirteen weeks ended October 3, 1998. This percentage increase was primarily due to the inclusion of doctor payroll expenses for the stores acquired through the Bizer Acquisition, which were not included in the third quarter of 1998 results. This percentage increase was offset by increased leveraging of advertising expenditures.

Amortization Expense. Amortization expense (excluding the amortization of store pre-opening costs) increased to $1.3 million for the thirteen weeks ended October 2, 1999 from $0.9 million for the thirteen weeks ended October 3, 1998. This increase was due to amortization of the goodwill related to the Bizer Acquisition, which was consummated on September 30, 1998.

Net Interest Expense. Net interest expense decreased to $5.7 million for the thirteen weeks ended October 2, 1999 from $6.2 million for the thirteen weeks ended October 3, 1998. This decrease was due to the repayment of interest related to the defeasance of the $70.0 million Senior Notes and was offset by the increased borrowings related to the Bizer and VTO Retail Acquisitions.

Net Income. Net loss decreased to $1.6 million for the thirteen weeks ended October 2, 1999 from a net loss of $6.4 million for the thirteen weeks ended October 3, 1998.

THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998.

Net Revenues. The increase in net revenues to $220.3 million for the thirty-nine weeks ended October 2, 1999 from $179.8 million for the thirty-nine weeks ended October 3, 1998 was largely the result of the Bizer Acquisition, the VTO Retail Acquisition and an increase in comparable store sales of 1.1%. The Bizer Acquisition and the VTO Retail Acquisition resulted in an increase in net revenues of $28.0 million and $4.4 million, respectively, during the thirty-nine weeks of fiscal 1999.

Gross Profit. Gross profit increased to $144.3 million for the thirty-nine weeks ended October 2, 1999 from $116.8 million for the thirty-nine weeks ended October 3, 1998. Gross profit as a percentage of optical sales increased to 66.2% for the thirty-nine weeks ended October 2, 1999 as compared to 65.7% for the thirty-nine weeks ended October 3, 1998. This percentage increase was primarily due to increased productivity within the store labs.

Selling General & Administrative Expenses (SG&A). SG&A increased to $123.1 million for the thirty-nine weeks ended October 2, 1999 from $99.3 million for the thirty-nine weeks ended October 3, 1998. SG&A as a percentage of optical sales increased to 56.5% for the thirty-nine weeks ended October 2, 1999 from 55.9% for the thirty-nine weeks ended October 3, 1998. This percentage increase was primarily due to the inclusion of doctor payroll expenses for the stores acquired through the Bizer Acquisition, which were not included in the third quarter of 1998 results. This percentage increase was offset by increased leveraging of advertising expenditures and other general selling expenses.

Amortization Expense. Amortization expense (excluding the amortization of store pre-opening costs) increased to $3.7 million for the thirty-nine weeks ended October 2, 1999 from $2.5 million for the thirty-nine weeks ended October 3, 1998. This increase was due to amortization of the goodwill related to the Bizer Acquisition, which was consummated on September 30, 1998, and amortization of the debt issuance costs related to the Recapitalization.

Net Interest Expense. Net interest expense increased to $17.5 million for the thirty-nine weeks ended October 2, 1999 from $15.9 million for the thirty-nine weeks ended October 3, 1998. This increase was due to the increased borrowings related to the Recapitalization, the Bizer Acquisition and the VTO Retail Acquisition.

Net Income. Net income increased to $0.8 million for the thirty-nine weeks ended October 2, 1999 from a net loss of $32.8 million for the thirty-nine weeks ended October 3, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities have provided net cash of $16.3 million for the thirty-nine weeks ended October 2, 1999 as compared to a use of $3.5 million for the thirty-nine weeks ended October 3, 1998. As of October 2, 1999, the Company had $1.7 million of cash available to meet the Company's obligations.

         Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for the stores and maintenance of existing facilities. Capital expenditures for the thirty-nine weeks ended October 2, 1999 were $16.5 million. Capital expenditures for 1999 are anticipated to be approximately $22.0 million. Of the 1999 capital expenditures, approximately $11.0 million are expected to be related to new stores, approximately $5.0 million are expected to be for maintenance of existing facilities and the remaining approximately $6.0 million represents the funds necessary to complete the Company's point-of-sale and equipment upgrade programs, which management believes are non-recurring in nature.

         In connection with the Recapitalization, the Company entered into a credit agreement (the "Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"), of which $50.0 million was committed at April 24, 1998. At October 2, 1999, the Company had $53.0 million in term loans outstanding under the Term Loan Facility and $69.2 million outstanding under the Acquisition Facility, which funded the Bizer and VTO Acquisitions. At October 2, 1999, the Company had $35.0 million under the Revolving Credit Facility and $30.8 million under the Acquisition Facility uncommitted. Borrowings made under the Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% or the Base Rate (as defined in the Credit Facility) plus 1.25%. The Term Loan Facility matures five years from the closing date of the Credit Facility and will amortize quarterly in aggregate annual principal amounts of approximately $0.0 million, $4.0 million, $12.0 million, $18.0 million, and $21.0 million, respectively, for years one through five after the closing of the Credit Facility.

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

State of Readiness

         The Company has developed a comprehensive plan to reduce the probability of operational difficulties due to Year 2000 related failures. The Company believes that it is on track towards a timely completion at the beginning of December of 1999. Overall the Company estimates that it has substantially completed the Year 2000 issue identification process, and estimates that approximately 90% of the Year 2000 issues identified have been remediated.

Internal Systems (Information Technology)

         To date, the Company has fully completed its assessment of all information technology systems that could be significantly affected by the Year 2000 issue. The completed assessment indicated that certain systems are already Year 2000 compliant while others are still in the process of being remediated. Compliant systems include the Company's general ledger system, the managed vision care system, the merchandising system and the point-of-sale system. The system remaining to be remediated is the payroll/human resources system, which should be compliant by the end of November 1999.

Suppliers

         The Company is in the process of communicating with its external vendors to gain an understanding of their state of readiness to maintain an uninterrupted supply of goods and services to the Company. Although the Company believes that its products may be purchased from a number of vendors on comparable terms and that therefore it is not dependent on any individual or group of vendors for frames or lenses, the Company has identified vendors that may otherwise be viewed as important to its business. The Company is defining a critical vendor as one whose inability to continue to provide goods and services could have a serious adverse impact on the Company's ability to produce, deliver, and collect payment for eyewear and/or services. To date the Company is not aware of any supplier with a Year 2000 issue that would materially impact the results of operations, liquidity or capital resources. However, the Company has no means of ensuring that suppliers will be Year 2000 ready. Although the Company believes it does not have any vendor which is individually critical, the inability of suppliers to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

Production Equipment

         The Company has completed an inventory of production equipment currently used at the Company. The Company has determined the Year 2000 readiness of this equipment through communication with the equipment manufacturers and testing where appropriate. The Company is not aware of any production equipment that is affected by the Year 2000 issue.

Facility-Related Issues

         The Company is in the process of evaluating facilities-related equipment with the potential for Year 2000 related failures. The Company will determine the Year 2000 readiness of this equipment through communication with the equipment manufacturers and testing where appropriate. It is the Company's intention to repair or replace non-compliant equipment prior to operating difficulties. The Company remains aware of the potential for imbedded logic within microchips to cause equipment failure. The Company believes that it has a prudent approach towards evaluating facilities equipment, however, it may be impracticable or impossible to test certain items of equipment for Year 2000 readiness. To the extent such untested equipment is not Year 2000 ready, it may fail to operate on or after January 1, 2000, resulting in possible interruptions of security, heating, elevator, telephone and other services.

Technical and Advisory Expertise

         The Company has engaged outside consultants to assist it in project planning, testing methodologies, and evaluating our Year 2000 remediation activities.

Costs

         The Company is evaluating the total cost of Year 2000 compliance. At this time, the Company estimates the total cost of Year 2000 related activities to be approximately $2,000,000, with $500,000 of that amount yet to be incurred. This amount is incremental spending and has been budgeted within the normal magnitude of Information Technology spending. This amount includes the replacement of hardware and applications that are outdated and were due for replacement regardless of Year 2000 issues.

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

SEASONALITY AND QUARTERLY RESULTS

         The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third fiscal quarters; however, the opening of new stores and the Bizer Acquisition and the VTO Retail Acquisition may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.


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


ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the third quarter of fiscal 1999. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 2, 1999.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that are deemed to be material to the business or financial condition of the Company that have arisen during the third quarter of fiscal 1999. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 2, 1999.

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

         2.7 Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc., Mark E. Lynn, Dr. Mark Lynn & Associates, PLLC; Dr. Bizer's Vision World, PLLC and its affiliates. (a)

         2.8 Letter Agreement, dated October 1, 1998, amending and modifying that certain Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc.; Mark E. Lynn; Dr. Mark Lynn & Associates, PLLC; Dr. Bizer's VisionWorld, PLLC and its affiliates. (a)

         2.9 Asset Purchase Agreement, dated July 7, 1999 by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Ltd., Corp. (c) (*)

         2.10 Letter Agreement, dated August 31, 1999, amending and modifying that certain Asset Purchase Agreement, dated July 7, 1999 by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Ltd., Corp. (d)

         3.1 Restated Articles of Incorporation of Eye Care Centers of America Inc. (a)

         3.2 Statement of Resolution of the Board of Directors of Eye Care Centers of America, Inc. designating a series of Preferred Stock. (a)

         3.3      Amended and Restated By-laws of Eye Care Centers of America,
                  Inc. (a)

         3.4      Certificate of Incorporation of Eye Drx Retail Management,
                  Inc. (a)

         3.5      Certificate of Incorporation of Stein Optical, Inc. (a)

         3.6      Certificate of Incorporation of Vision World, Inc. (a)

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

         4.3 Form of Floating Rate Exchange Note (included in Exhibit 4.1 Hereto). (a)

         4.4      Form of Guarantee (included in Exhibit 4.1 hereto). (a)

         4.5 Registration Rights Agreement dated April 24, 1998 between Eye Care Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (a)

         27.1     Financial Data Schedule. (d)


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

       (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

       (b) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

       (c) Incorporated by reference from the Company's Quarter Report on Form 10-Q for the period ended July 3, 1999.

       (d) Filed herewith.


(b)      Report on Form 8-K
         Form 8-K dated September 15, 1999, Item 5 reporting VTO Retail Acquisition

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             EYE CARE CENTERS OF AMERICA, INC.




November 15, 1999                            /s/ Alan E. Wiley
-------------------------                    -----------------------------------
Dated                                        Alan E. Wiley
                                             Executive Vice President and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

       Exhibit
         No.      Description
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

         2.10 Letter Agreement, dated August 31, 1999, amending and modifying that certain Asset Purchase Agreement, dated July 7,
                  1999 by and among Eye Care Centers of America, Inc., Vision
                  Twenty-One, Inc., and The Complete Optical Laboratory, Ltd.,
                  Corp. (d)

         3.1      Restated Articles of Incorporation of Eye Care Centers of
                  America Inc. (a)

         3.2      Statement of Resolution of the Board of Directors of Eye Care
                  Centers of America, Inc. designating a series of Preferred
                  Stock. (a)

         3.3      Amended and Restated By-laws of Eye Care Centers of America,
                  Inc. (a)

         3.4      Certificate of Incorporation of Eye Drx Retail Management,
                  Inc. (a)

         3.5      Certificate of Incorporation of Stein Optical, Inc. (a)

         3.6      Certificate of Incorporation of Vision World, Inc. (a)

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

         4.2      Form of Fixed Rate Exchange Note (included in Exhibit 4.1
                  Hereto). (a)

         4.3      Form of Floating Rate Exchange Note (included in Exhibit 4.1
                  Hereto). (a)

         4.4      Form of Guarantee (included in Exhibit 4.1 hereto). (a)

         4.5      Registration Rights Agreement dated April 24, 1998 between Eye
                  Care Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (a)

         27.1     Financial Data Schedule. (d)


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

       (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

       (b) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

       (c) Incorporated by reference from the Company's Quarter Report on Form 10-Q for the period ended July 3, 1999.

       (d) Filed herewith.