Form 10-K
period 2000-01-01
EYE CARE CENTERS OF AMERICA INC
filed 2000-03-13
CIK 759896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
Mark One

 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the fiscal year ended January 1, 2000.


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

                                 (210) 340-3531
                (Company's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                             ---    --

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

     Applicable only to Corporate Registrants: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,426,945 shares of common stock as of March 1, 2000.

     Documents incorporated by reference: None

                                 FORM 10-K INDEX

                                                       PART I

ITEM 1.        BUSINESS....................................................................................... 2

ITEM 2.        PROPERTIES.....................................................................................21

ITEM 3.        LEGAL PROCEEDINGS..............................................................................22

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................22


                                                       PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS...........................23

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA...........................................................23

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........25

ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................33

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................34

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........34


                                                       PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................35

ITEM 11.       EXECUTIVE COMPENSATION.........................................................................38

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................41

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................43


                                                       PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

               ON FORM 8-K....................................................................................44

                                     PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended." All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Commission and under the heading "Government Regulation" herein as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT STATEMENTS ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS, (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION, (V) CONTINUING IMPACT OF REFRACTIVE SURGERY, (VI) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS AND (VII) THE ABILITY OF THE COMPANY TO MAKE AND INTEGRATE ACQUISITIONS.

GENERAL

     Eye Care Centers of America, Inc. ("the Company") is the third largest retail optical chain in the United States as measured by net revenues, operating or managing 360 stores, 282 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Eye DRx," "Vision World" and "Binyon's." The Company utilizes a strategy of clustering its stores within its targeted markets in order to build local market leadership and strong consumer brand awareness, as well as to achieve economies of scale in advertising, management and field overhead. Management believes that the Company has the number one or two superstore market share position in fourteen of its top fifteen markets, including Washington, D.C., Minneapolis, Dallas, Houston, Tampa/St. Petersburg, Phoenix, Miami/Ft. Lauderdale, Portland and San Antonio. Based on a survey conducted on behalf of the Company in seven of its top markets, the Company has average total brand awareness of 90% and a reputation for quality service and value. The Company has achieved positive same store sales growth in each of the past seven years and generated net revenues and EBITDA (as defined within the heading "Item 6. Selected Consolidated Financial Data") for the fiscal year ended January 1, 2000, ("fiscal 1999") of $293.8 million and $42.4 million, respectively.

     The Company's stores, which average approximately 4,100 square feet, carry a broad selection of branded frames at competitive prices, including designer eyewear such as Armani, Laura Ashley, Calvin Klein, Eddie Bauer and Polo/Ralph Lauren, as well as its own proprietary brands. In addition, the Company's superstores offer customers "one-hour service" on most prescriptions, utilizing on-site processing laboratories to grind, coat and edge lenses. Moreover, independent optometrists ("ODs") located inside or adjacent to all of the Company's stores offer customers convenient eye exams and provide a consistent source of retail business. In the Company's experience, over 80% of such ODs' regular eye exam patients purchase eyewear from the Company.

     Since joining the Company as President and Chief Executive Officer in early 1996, Bernard W. Andrews has built a management team with extensive operating, financial, merchandising and marketing experience in the retail industry. This management team has focused on improving operating efficiencies and growing the business through both strategic acquisitions and new store openings. Under current management, the Company's net revenues have increased from $140.2 million in fiscal 1995 to $293.8 million in fiscal 1999, while the Company's store base increased from 152 to 360 over the same period, primarily as a result of four acquisitions. The Company's senior management team owns or has the right to acquire approximately 15% of the Company's common stock on a fully diluted basis, through direct ownership and incentive option plans.

BUSINESS STRATEGY

     The Company plans to capitalize on the favorable industry trends discussed under the heading "Industry" by building local market leadership through the implementation of the following key elements of its business strategy.

     MAXIMIZE STORE PROFITABILITY. Management plans to continue to improve the Company's operating margins through enhanced day-to-day store execution, customer service and inventory asset management. The Company has implemented various programs focused on (i) increasing sales of higher margin, value-added and proprietary products, (ii) continuing store expense reductions, (iii) offering extensive productivity-enhancing employee training and (iv) upgrading the point-of-sale information system. Management believes its store clustering strategy will enable the Company to continue to leverage local advertising and field management costs to improve its operating margins. In addition, management believes that the Company can achieve further improvement in its operating margins by realizing certain synergies from its recent acquisitions, particularly from the introduction of its point-of-sale information system to the acquired stores.

     EXPAND STORE BASE. In order to continue to build leadership in its targeted markets, the Company plans to take advantage of significant "fill-in" opportunities in its existing markets, as well as enter attractive new markets where it can achieve a number one or two market share position. Consequently, the Company currently plans to open twenty to thirty new stores per year over the next three years, with approximately one-third of these new stores currently expected to be opened in existing markets. Management believes that the Company has in place the systems and infrastructure to execute its expanded new store opening plan. The Company uses a sophisticated site selection model utilizing proprietary software which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate the attractiveness of new store openings. The Company has reduced the site development costs of opening a new store from approximately $450,000 in 1993 to $430,000 in 1999, by utilizing a smaller store format averaging approximately 3,500 square feet and by equipping each new store with standardized fixtures and equipment. In addition, pre-opening costs average $18,000 and initial inventory requirements for new stores average $85,000, of which approximately 40% are typically financed by vendors.

     PURSUE ACQUISITION OPPORTUNITIES. The Company has successfully consummated and integrated four acquisitions over the last four years:

o In September 1996, the Company acquired Visionworks Holdings, Inc. and its subsidiaries (collectively, "Visionworks"), a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.C. (the "Visionworks Acquisition").

o In September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries (collectively, "TSGI"), with ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C., a Virginia professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C. (the "PC"), and simultaneously entered into long-term management agreements with the PC to manage the PC's twelve stores in Virginia (collectively, the "Hour Eyes Acquisition").

o In September 1998, the Company acquired certain of the assets of Dr. Bizer's VisionWorld, PLLC and related entities (the "Bizer Entities"), a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist ("Bizer OD") to manage such nineteen stores (collectively, the "Bizer Acquisition").

o In August 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") substantially all of the assets used to operate an aggregate of 76 retail eyewear outlets (the "VTO Retail Acquisition") located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the tradename

     "Vision World," in Wisconsin operating under the tradename "Stein Optical," and in New Jersey operating under the tradename "Eye DRx." Simultaneously, the Company assumed the rights and obligations under a management agreement with a private optometrist ("VTO OD", and together with the PC and Bizer OD, the "OD PCs") to manage the nineteen Eye DRx stores.

     Management believes that the Company has the experience, internal resources and information systems to continue to identify and integrate acquisitions successfully. Acquisition candidates typically would be independent practitioners and smaller chains, which face increasing difficulties competing with larger, more efficient chains, particularly in a managed care environment. In addition, acquisition candidates generally would have significant market share in a given geographic region and offer the Company opportunities to increase revenues, generate cost savings and extend managed care coverage.

     CAPITALIZE ON MANAGED VISION CARE. Management has made a strategic decision to pursue managed care contracts aggressively in order to help grow the Company's retail business and over the past five years has devoted significant management resources to the development of its managed care business. As part of its effort, the Company has (i) implemented direct marketing programs and information systems necessary to compete for managed care contracts with large employers, groups of employers and other third party payors, (ii) developed significant relationships with certain HMOs and insurance companies (e.g., United Healthcare and Humana), which have strengthened the Company's ability to secure managed care contracts, (iii) obtained a single service HMO license in Texas to target additional managed care contracts with large employers and groups of employers and (iv) been asked to participate on numerous regional and national managed care panels. While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed care contracts more than offsets the lower average ticket price. As of January 1, 2000, the Company participated in managed vision care programs covering approximately 4.1 million lives, with retail sales from managed care lives totaling approximately 26% of fiscal 1999 optical sales. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

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

     Since the current management team implemented a strategy focused on improving operating efficiencies and increasing the store base in early 1996, the Company has acquired and integrated four acquisitions.

     o In September 1996, the Company consummated the Visionworks Acquisition, acquiring a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D. C., with forty-nine superstores and eleven optical stores located near Eckerd Corporation stores.

     o In September 1997, the Company consummated the Hour Eyes Acquisition, acquiring ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of the PC relating to the twelve Hour Eyes stores in Virginia, and simultaneously entered into long-term management agreements with the PC to manage the PC's twelve stores in Virginia.

     o In September 1998, the Company consummated the Bizer Acquisition, acquiring certain of the assets of the Bizer Entities relating to the nineteen optical stores located primarily in Kentucky and Tennessee operated under the tradenames Dr. Bizer's VisionWorld, Dr. Bizer's ValuVision and Doctor's ValuVision, and simultaneously entered into long-term management agreements with the Bizer OD to manage such nineteen stores.

     o In August 1999, the Company consummated the VTO Retail Acquisition, acquiring all of the assets used to operate 76 retail eyewear outlets located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the tradename "Vision World," in Wisconsin operating under the tradename "Stein Optical," and in New Jersey operating under the tradename "Eye DRx." Simultaneously, the Company assumed the rights and obligations under a management agreement with the VTO OD to manage the nineteen Eye DRx stores.

     The following table sets forth a summary of the Company's stores, as of March 1, 2000, ranked by number of stores by trade name:

                                          NUMBER OF     GEOGRAPHIC    AVERAGE STORE
    TRADE NAME                             STORES         FOCUS          FORMAT          BUSINESS MIX
  ------------------------------------    ---------   ------------    -------------      ------------

  EyeMasters                                 161      Southwest,      Superstores        Glasses
                                                      Midwest,        Sq. Ft. 4,000      Managed Care
                                                      Southeast       Lab
                                                                      OD Subleases

  Visionworks                                 59      Mid Atlantic,   Superstores        Glasses
                                                      Southeast       Sq. Ft. 6,700      Contacts
                                                                      Lab                Managed Care
                                                                      OD Subleases

  Hour Eyes                                   27      Mid Atlantic    Conventional       Glasses
                                                                      Sq. Ft. 2,900      Contacts
                                                                      Lab                Managed Care

  Dr. Bizer's VisionWorld, Dr. Bizer's        23      Southeast       Superstores        Glasses
    ValuVision and Doctor's ValuVision                                Sq. Ft. 5,900      Contacts
                                                                      Lab                Managed Care

  Vision World                                39      Midwest         Conventional       Glasses
                                                                      Sq. Ft. 2,300      Contacts
                                                                                         Managed Care


  Stein Optical                               18      Midwest         Superstores        Glasses
                                                                      Sq. Ft. 3,200      Contacts
                                                                      Lab                Managed Care


  Eye DRx                                     19      Northeast       Conventional       Glasses
                                                                      Sq. Ft. 3,000      Contacts
                                                                                         Managed Care

  Binyon's                                    14      Pacific         Superstores        Glasses
                                                      Northwest       Sq. Ft. 4,200      Managed Care
                                                                      Lab
                                                                      OD Subleases
                                          ------
  Total                                      360
                                          ======


STORE OPERATIONS

     OVERVIEW. The Company believes that the location of its stores is an essential element of its strategy to compete effectively in the optical retail market. The Company emphasizes locations within regional shopping malls, power centers, strip shopping centers and freestanding locations. The Company generally targets retail space that is close to high volume retail anchor stores frequented by middle to high-income clientele. In order to generate economies of scale in advertising, management and field overhead expenses, the Company attempts to cluster its stores within a direct marketing area.

     The following table sets forth as of January 1, 2000 the Company's top fifteen markets and management's estimate of the Company's superstore market share ranking is number one or two in each of these markets as measured by sales.

                                                                NUMBER OF
          DESIGNATED MARKET AREA                               SUPERSTORES
          ----------------------                               -----------
          Washington, D.C.                                          25
          Minneapolis/St. Paul                                      25
          Dallas                                                    19
          Houston                                                   18
          Tampa/St. Petersburg                                      13
          Louisville                                                 6
          Milwaukee                                                 18
          Phoenix                                                   13
          Miami/Ft. Lauderdale                                      10
          Portland                                                  12
          San Antonio                                                8
          Cleveland/Akron                                           11
          Kansas City                                                8
          Charlotte/Gastonia                                         6
          Austin                                                    14
                                                               -------
          Total of Top Fifteen Markets                             206
                                                               =======


     LOCATIONS. The Company operates 360 stores, 282 of which are superstores, located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Of the Company's stores, 177 are located in enclosed regional malls, 118 are in strip shopping centers and 65 are freestanding locations.

     The following table sets forth by location, ranked by number of stores, the Company's store base as of March 1, 2000.

   LOCATION        EYEMASTERS  VISIONWORKS   HOUR EYES      BIZER    VISION WORLD     STEIN      EYE DRX      BINYON'S        TOTAL
----------------   ----------  -----------   ---------      -----    ------------     -----      -------      --------        -----

Texas                  74           --           --           --           --           --           --           --           74
Florida                --           42           --           --           --           --           --           --           42
Minnesota              --           --           --           --           33           --           --           --           33
Wisconsin              --           --           --           --            2           18           --           --           20
New Jersey             --           --           --           --           --           --           19           --           19
Tennessee               7           --           --           12           --           --           --           --           19
Virginia               --            1           15           --           --           --           --           --           16
Arizona                14           --           --           --           --           --           --           --           14
Oregon                 --           --           --           --           --           --           --           13           13
North Carolina         --           12           --           --           --           --           --           --           12
Louisiana              12           --           --           --           --           --           --           --           12
Ohio                    9           --           --           --           --           --           --           --            9
Maryland               --           --            9           --           --           --           --           --            9
Kentucky               --           --           --            9           --           --           --           --            9
Missouri                6           --           --            1           --           --           --           --            7
Oklahoma                6           --           --           --           --           --           --           --            6
Kansas                  5           --           --           --           --           --           --           --            5
Nevada                  5           --           --           --           --           --           --           --            5
Alabama                 4           --           --           --           --           --           --           --            4
New Mexico              4           --           --           --           --           --           --           --            4
Nebraska                4           --           --           --           --           --           --           --            4
Mississippi             3           --           --           --           --           --           --           --            3
Idaho                   3           --           --           --           --           --           --           --            3
South Carolina         --            3           --           --           --           --           --           --            3
Washington, D.C.       --           --            3           --           --           --           --           --            3
Utah                    3           --           --           --           --           --           --           --            3
Iowa                    1           --           --           --            2           --           --           --            3
Washington              1           --           --           --           --           --           --            1            2
Georgia                --            1           --           --           --           --           --           --            1
Indiana                --           --           --            1           --           --           --           --            1
North Dakota           --           --           --           --            1           --           --           --            1
South Dakota           --           --           --           --            1           --           --           --            1
                      ---          ---          ---          ---          ---          ---          ---          ---          ---
Total                 161           59           27           23           39           18           19           14          360
                      ===          ===          ===          ===          ===          ===          ===          ===          ===


     STORE LAYOUT AND DESIGN. The average size of the Company's stores is approximately 4,100 square feet. In the last three years, the Company has developed and implemented a smaller and more efficient new store prototype, which averages approximately 3,500 square feet in size. This new store prototype typically has approximately 450 square feet dedicated to the in-house lens processing area and 1,750 square feet devoted to product display and fitting areas. The optometrist's office is generally 1,300 square feet and is, depending on state regulation, either in or adjacent to the store. Each store follows a uniform merchandise layout plan, which is designed to emphasize fashion, invite customer browsing and enhance the customer's shopping experience. Frames are displayed in self-serve cases along the walls and on tabletops located throughout the store and are organized by gender suitability and frame style. The Company believes its self-serve displays are more effective than the less customer friendly locked glass cases or "under the shelf" trays used by some of its competitors. Above the display racks are photographs of men and women which are designed to help customers coordinate frame shape and color with their facial features. In-store displays and signs are rotated periodically to emphasize key vendors and new styles.

     IN-HOUSE LENS PROCESSING. Most stores have an on-site lens-processing laboratory of approximately 450 square feet in which most prescriptions can be prepared in one hour or less. Lens processing involves grinding, coating and edging lenses. Some stores utilize the Company's main laboratory in San Antonio, Texas, which has a typical turnaround of two to four days and also handles unusual or difficult prescriptions.

     ON-SITE OPTOMETRIST. Most stores have an OD, located in or adjacent to the store, who performs eye examinations and in some cases dispenses contact lenses. The ODs are generally available during the same hours as the Company's store hours. The ODs offer customers convenient eye exams and provide a consistent source of retail business. In the Company's experience, over 80% of such ODs' regular eye exam patients purchase eyewear from the adjacent eyewear store. In addition, the Company believes proficient ODs help to generate repeat customers and reinforce the quality and professionalism of each store. Due to the various applicable state regulations, the ODs are either independent optometrists (the "Independent ODs") who lease space in or adjacent to each store from the Company or landlord, employees of the OD PCs, or employees of the Company. Independent ODs represent approximately 74% of the ODs and most pay the Company monthly rent consisting of a percentage of gross receipts, base rental or a combination of both. Approximately 19% of the ODs are employed by the OD PCs and the remaining 7% are employees of the Company.

     STORE MANAGEMENT. Each store has an operating plan, which maps out appropriate staffing levels to maximize store profitability. In addition, a general manager who is responsible for its day-to-day operations runs each store. In higher volume locations, a retail manager supervises the merchandising area and the eyewear specialists. Customer service is highly valued by the Company and is monitored by location and associate. A lab manager trains the lab technicians and supervises eyewear manufacturing. Sales personnel are trained to assist customers effectively in making purchase decisions. A portion of store managers' and territory directors' compensation is based on sales, profitability and customer service scores at their particular stores. The stores are open during normal retail hours, typically 10 a.m. to 9 p.m., six days a week, and typically 12:00 p.m. to 6:00 p.m. on Sundays.

MERCHANDISING

     The Company's merchandising strategy is to offer its customers a wide selection of high quality and fashionable frames at various price points, with particular emphasis on offering a broad selection of competitively priced designer and proprietary branded frames. The Company's product offering is supported by strong customer service and advertising. The key elements of the Company's merchandising strategy are described below.

     BREADTH AND DEPTH OF SELECTION. The Company offers its customers high quality frames, lenses, accessories and sunglasses, including designer and proprietary brand frames. Frame assortments are tailored to match the demographic composition of each store's market area. On average, each store features between 1,500 and 2,000 frame stock keeping units in 350 to 400 different styles of frames. This represents two to three times the assortment provided by conventional optical retail chains or independent optical retailers. Approximately 25% of the frames carry designer names such as Polo, Armani, Gucci, Liz Claiborne, Laura Ashley and Calvin Klein. In fiscal 1999, other well-known frame manufacturers supplied over 24% of the Company's frames and about 32% of the Company's frames were manufactured specifically for the Company under proprietary brands. The Company believes that a broader selection of high-quality, lower-priced proprietary brand frames allow it to offer more value to customers while improving the Company's gross margin. In addition, the Company also offers customers a wide variety of value-added eyewear features and services on which it realizes a higher gross margin. These include thinner and lighter lenses, progressive lenses and customer lens features, such as tinting, anti-reflecting coatings, scratch-resistant coatings, ultra-violet protection and edge polishing.

     PROMOTIONAL STRATEGY. The Company's frames and lenses are generally comparably priced or priced lower than its direct superstore competitors, with prices varying based on geographic region. The Company employs a comprehensive promotional strategy on a wide selection of frames and/or lenses, offering discounts and "two for one" promotions. These promotions are highly effective at attracting customers to shop the Company's stores. While the promotional strategy is fairly common for optical retail chains, independent optometric practitioners tend to offer fewer promotions in order to guard their margins and mass merchandisers tend to generally adhere to an "Every Day Low Pricing" strategy.

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

MARKETING

     The Company actively supports its stores by aggressive local advertising in individual geographical markets. Advertising expenditures totaled $26.9 million, or 9.1% of net revenues, in fiscal 1999. The Company utilizes a variety of advertising media and promotions in order to establish the Company's image as a high quality, cost competitive eyewear provider with a broad product offering. The Company's brand positioning is supported by a marketing campaign which features the phrase "See Better, Look Better." Through this campaign, the Company has recognized an increase in top of mind brand awareness with consumers. In addition, the Company's strategy of clustering stores in each targeted market area allows it to maximize the benefit of its advertising expenditures. As managed care becomes a larger part of the Company's business in certain local markets, advertising expenditures as a percentage of sales are likely to decrease in those markets, since managed care programs tend to reduce the need for marketing expenditures to attract customers to shop the Company's stores.

STORE EXPANSION

     The Company has an aggressive but disciplined new store expansion strategy. The Company currently plans to open approximately twenty to thirty new stores per year over the next three years, with one-third of these new stores expected to be opened in existing markets. The new stores are expected to have an on-site OD and a lens-processing laboratory. The Company uses a sophisticated site selection model utilizing proprietary software which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate which new markets to enter. The Company has reduced the new store site development costs of opening a new store from approximately $450,000 in fiscal 1993 to $430,000 in fiscal 1999, by utilizing a smaller store format averaging approximately 3,500 square feet and by equipping each new store with standardized fixtures and equipment. In addition, pre-opening costs average $18,000 and initial inventory requirements for new stores average $85,000, of which approximately 40% are typically financed by vendors.

EMPLOYEE TRAINING

     The Company believes that its dedication to employee training has improved customer service, increased morale among its employees and contributed to the Company's increased productivity levels. Each new employee with no prior experience in the optical industry receives approximately eighty hours of initial training. New employees with previous optical experience receive approximately forty hours of initial training. Store managers participate in approximately fifty hours of annual training. The American Board of Opticianary ("ABO") has certified the Company to offer up to seventy hours of ABO continuing education credits to maintain opticianary-licensing requirements. Employee training emphasizes customer service, thorough product and service knowledge, optical knowledge, lab skills, selling techniques and the utilization of store performance data to better manage day-to-day store operations. Store level employees may also be cross-trained in sales and lab-related skills to promote increased staffing flexibility. Ongoing training is conducted periodically to familiarize management and employees with new products and services, to improve the level of understanding of store operations and productivity and to maintain the Company's overall high quality standards.

COMPETITION

     The retail optical industry is fragmented and highly competitive. The Company competes with (i) independent practitioners (including opticians, optometrists and ophthalmologists who operate an optical dispensary within their practice) (ii) optical retail chains (including superstores) and (iii) mass merchandisers and warehouse clubs. The Company's largest optical retail chain competitors are LensCrafters, Inc. and Cole National Corporation. From time and time, competitors have launched aggressive promotional programs, which have temporarily impacted the Company's ability to achieve comparable stores sales growth and maintain gross margin. Some of the Company's competitors are larger, have longer operating histories, greater financial resources and greater market recognition than the Company.

VENDORS

     The Company purchases a majority of its lenses from four principal vendors and purchases frames from over twenty different vendors. In fiscal 1999, four vendors collectively supplied approximately 55.3% of the frames purchased by the Company. Two vendors supplied over 44.2% of the Company's lens materials during the same period. While such vendors supplied a significant share of the lenses used by the Company, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. Management of the Company therefore does not believe that it is dependent on such vendors or any other single vendor for frames or lenses. Management of the Company believes that the Company's relationships with its existing vendors are satisfactory. Management of the Company believes that significant disruption in the delivery of merchandise from one or more of its current principal vendors would not have a material adverse effect on the Company's operations because multiple vendors exist for all of the Company's products.

MANAGED VISION CARE

     Managed vision care has grown in importance in the eyewear market. Health insurers have sought a competitive advantage by offering a full range of health insurance options, including coverage of primary eye care. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of managed care participants. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed care programs encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement.

     While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. Management of the Company believes that the increased volume resulting from managed care contracts more than offsets the lower average ticket price.

     While managed vision care encompasses many of the conventional attributes of managed care, there are significant differences. For example, there is no medical risk involved, as these programs cover only a customer's eye examination and no medical condition of such customer. Moreover, less than 1% of the Company's total revenues are derived from traditional capitated managed care programs. In capitated programs, the Company is compensated by a third party on a per member per month flat fee basis. The Company allocates such payment between the provider of services: the OD for eye examinations performed at non-Company employed OD locations and the Company (or the OD PC, where applicable) for eyewear purchased. Since the number of visits to an OD is limited to annual or bi-annual appointments, exam utilization is more predictable, so costs to insurers are easier to quantify, generally resulting in lower capitation risk. Even though managed vision care programs typically limit coverage to a certain dollar amount or discount for an eyewear purchase, the member's eyewear benefit generally allows the member to "trade up." Management believes that the growing consumer perception of eyewear as a fashion accessory as well as the consumer's historical practice of paying for eyewear purchases out-of-pocket contributes to the frequency of "trading-up." The Company has historically found that managed care participants who take advantage of the eye exam benefit under the managed care program in turn have typically had their prescriptions filled at adjacent optical stores.

     Management has made a strategic decision to pursue managed care contracts aggressively in order to help grow the Company's retail business and over the past five years has devoted significant management resources to the development of this business. As part of its effort, the Company has (i) implemented direct marketing programs and information systems necessary to compete for managed care contracts with large employers, groups of employers and other third party payors, (ii) developed significant relationships with certain HMOs and insurance companies (e.g., United Healthcare and Humana), which have strengthened the Company's ability to secure managed care contracts, (iii) obtained a single service HMO license in Texas to target additional managed care contracts with large employers and groups of employers and (iv) been asked to participate on numerous regional and national managed care panels.

     As of January 1, 2000, the Company participated in managed vision care programs covering approximately 4.1 million lives, with retail sales from managed care lives totaling approximately 26% of fiscal 1999 optical sales. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains. Managed care is likely to accelerate industry consolidation as payors look to contract with large retail optical chains who deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations and hours of operation, and possess sophisticated information management and billing systems. Large optical retail chains are likely to be the greatest beneficiaries of this trend as independents cannot satisfy the scale requirements of managed care programs and mass merchandisers' "Every Day Low Price" strategy is generally incompatible with the price structure required by the managed vision care model.

GOVERNMENT REGULATION

     At 266 of the Company's stores, the Company or its landlord leases a portion of the store or adjacent space to Independent ODs. The availability of such professional services in or adjacent to the Company's stores is critical to the Company's marketing strategy. At 68 of the stores, to address and comply with certain regulatory restrictions, the Company and the OD PCs have entered into long-term management contracts whereby the Company (through its subsidiaries) provides certain management services such as accounting, human resources, marketing and information services for an agreed upon fee. The OD
PCs employ doctors and manage the practice of optometry.

     The delivery of health care, including the relationships among health care providers such as optometrists and suppliers (e.g., providers of eyewear), is subject to extensive federal and state regulation. The laws of most states prohibit business corporations such as the Company from practicing optometry or exercising control over the medical judgments or decisions of optometrists and from engaging in certain financial arrangements, such as splitting fees with optometrists.

     Management of the Company believes the operations of the Company are in material compliance with federal and state laws and regulations; however, these laws and regulations are subject to interpretation and finding the Company is not in such compliance could have a material adverse effect upon the Company.

     The Company currently is required to maintain local and state business licenses to operate. However, as a result of the capitation element of some of its managed care contracts, the Company is required in the states of North Carolina, Texas and California to obtain insurance licenses and to comply with certain routine insurance laws and regulations as an insurer in order to offer managed care discount programs to various employee groups. The cost of such compliance is minimal. These insurance laws require that the Company make certain mandatory filings with the state relating to: (i) pertinent financial information and (ii) quality of care standards. Violation of any of these laws or regulations could possibly result in the Company incurring monetary fines and/or other penalties. Management of the Company believes the Company is currently in material compliance with each of these laws and regulations.

     The fraud and abuse provisions of the Social Security Act and anti-kickback laws and regulations adopted in many states prohibit the solicitation, payment, receipt, or offering of any direct or indirect remuneration in return for, or as an inducement to, certain referrals of patients, items or services. Provisions of the Social Security Act also impose significant penalties for false or improper billings to Medicare and Medicaid, and many states have adopted similar laws applicable to any payor of health care services. In addition, the Stark Self-Referral Law imposes restrictions on physicians' referrals for designated health services reimbursable by Medicare or Medicaid to entities with which the physicians have financial relationships, including the rental of space if certain requirements have not been satisfied. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. Violations of any of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and, in the case of violations of federal laws, exclusion from participation in the Medicare and Medicaid programs. Such exclusions and penalties, if applied to the Company, could have a material adverse effect on the Company. Management of the Company believes the Company is currently in material compliance with all of the foregoing laws and no determination of any violation in any state has been made with respect to the foregoing laws. Finding it is not in compliance could have a material adverse effect on the Company.

TRADEMARK AND TRADE NAMES

     The Company's superstores operate under the trade names "EyeMasters," "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld", "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Vision World" and "Eye DRx." In addition, "SlimLite" is the Company's trademark for its line of lightweight plastic lenses and "SunMasters" is the trade name for the sunglass kiosk within the "EyeMasters" superstore. Other trademarks and trade names used by the Company are "Master Eye Associates," "Master Eye Exam," "EyeMasters" and the "eyeball" mark used in conjunction with the trade name "EyeMasters."

EMPLOYEES

     As of January 1, 2000, the Company employed approximately 4,200 employees. Approximately 90 hourly paid workers in the Eye DRx stores are affiliated with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, with which the Company has a contract extending through November 30, 2003. The Company considers its relations with its employees to be good.

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

SEASONALITY AND QUARTERLY RESULTS

     The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third quarters. In addition, quarterly results are affected by the opening of new stores; therefore, the Company's growth, the Visionworks Acquisition, the Hour Eyes Acquisition, the Bizer Acquisition and the VTO Retail Acquisition may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.

INDUSTRY

     OVERVIEW. Optical retail sales in the United States totaled $16.0 billion in 1999, according to industry sources. The optical retail market has grown each year at an average annual rate of approximately 5% from 1991 to 1997. During 1998 and 1999, the average annual growth rate decreased to approximately 2.5%. Management believes that the industry will continue to grow at the current rates until consolidation reduces the number of retail optical superstores.

     The following chart sets forth expenditures (based upon products sold) in the optical retail market over the past nine years according to a leading industry publication.

                 U.S. OPTICAL RETAIL SALES BY SECTOR 1991 - 1999
                              (DOLLARS IN BILLIONS)

                                                                                                1999
                       1991    1992    1993    1994    1995    1996    1997    1998    1999     SHARE
                    --------  ------  ------  ------  ------  ------  ------  ------  ------   -------

 Lenses/treatments    $  5.2  $  5.6  $  6.0  $  6.5  $  6.8  $  7.2  $  7.6  $  7.4  $  7.4    46.3%
 Frames                  3.9     4.0     4.1     4.1     4.4     4.6     5.0     4.8     4.8    30.0
 Sunglasses              0.5     0.5     0.5     0.5     0.7     0.8     0.9     1.2     1.3     8.1
 Contact lenses          1.8     1.8     1.7     1.8     1.9     1.9     1.9     2.4     2.5    15.6
                    --------  ------  ------  ------  ------  ------  ------  ------  ------   -------
                      $ 11.5  $ 11.9  $ 12.3  $ 12.9  $ 13.8  $ 14.6  $ 15.4  $ 15.8  $ 16.0   100.0%
                    ========  ======  ======  ======  ======  ======  ======  ======  ======   =======


     DISTRIBUTION. Eye care services in the United States are delivered by local providers consisting of approximately 65,000 opticians, 31,000 optometrists and 16,500 ophthalmologists. The optical retail industry in the United States is highly fragmented and consists of (i) independent practitioners (including opticians, optometrists and ophthalmologists) who operate an optical dispensary within their practice, (ii) optical retail chains and (iii) warehouse clubs and mass merchandisers. In 1998, optical retail chains accounted for approximately 33.0% of the total market, while independent practitioners comprised approximately 59.9% and other distribution channels represented approximately 7.1%. Optical retail chains have begun consolidating the optical retail market resulting in a decreased marketshare for independent practitioners. Independent practitioners' market share dropped from 63.0% to 59.9% between 1996 and 1998, while optical retail chains' market share increased over the same period from 31.3% to 33.0%.

     Independent Practitioners. In 1998, independent practitioners represented $9.5 billion of eyewear retail sales, or 59.9% of the industry's total optical retail sales volume of $15.8 billion. Independent practitioners typically cannot provide quick turnaround of eyeglasses because they do not have laboratories on site and generally charge higher prices than other competitors. Moreover, their eyewear product assortment is usually narrow, although a growing portion includes some designer or branded products. Prior to 1974, independent practitioners benefited from regulatory and other factors which inhibited commercial retailing of prescription eyewear. In 1974, the Federal Trade Commission began requiring doctors to provide their patients with copies of their prescriptions, enabling sophisticated retailers to implement retail marketing concepts which gave way to a more competitive marketplace. Independent practitioners' market share has declined from approximately 100% in 1974 to 59.9% in 1998, dropping 3.1% from 1996. Management believes that independent practitioners will continue to lose market share over the next several years.

     Optical Retail Chains. Optical retail chains represented 33.0% of the total optical retail market in 1998. Over the past four years, the top one hundred optical retail chains (in terms of net revenues) have grown at a rate faster than the overall market. Optical retail chains include both superstores and conventional optical stores. Optical retail chains offer quality service provided by on-site optometrists and also carry a wide product line, emphasizing the fashion element of eyewear, although lower-priced lenses and frames are also available. In addition, the retail optical chains, particularly the superstores, are generally able to offer better value and service through a reduced cost structure, sophisticated merchandising and display, economies of scale and greater volume. Furthermore, they can generate greater market awareness than the fragmented independent practitioners as optical retail chains usually invest more in advertising and promotions. Management believes that large optical chains are best positioned to benefit from industry consolidation trends including the growth in managed vision care.

     Warehouse Clubs and Mass Merchandisers. Warehouse clubs and mass merchandisers usually provide eyewear in a host environment which is typically a larger general merchandise store. This segment typically provides some of the service elements of retail optical chains, but competes primarily on price. As a result, its eyewear selection tends to focus on lower-priced optical products. Moreover, this segment's "Every Day Low Price" strategy is generally incompatible with the pricing structure required by the managed vision care model. Warehouse clubs and mass merchandisers' market share increased from 4.2% in 1996 to 5.0% in 1998.

     Other. Other participants in the optical retail market include HMOs and school-controlled dispensaries. In 1998, other participants represented approximately 2.0% of the total optical retail market.

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

     Increasing Role of Managed Vision Care. Management believes that optical retail sales through managed vision care programs, which were approximately $5.0 billion (or approximately 30% of the market) in 1997, will continue to increase over the next several years. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of managed care participants. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed care programs encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement. Management believes that large optical retail chains are likely to be the greatest beneficiaries of this trend as payors look to contract with chains who deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations and flexible hours of operation, and possess sophisticated information management and billing systems.

     Consolidation. Although the optical retail market in the United States is highly fragmented, the industry is experiencing increased consolidation. In 1998, the top ten and the top one hundred optical retail chains represented approximately 18% and 28% of the total optical market, respectively. The remaining 72% of the market included independent practitioners, smaller chains, warehouse clubs and mass merchandisers. Independent practitioners' market share dropped from 63.0% to 59.9% between 1996 and 1998, while optical retail chains' market share increased over the same period from 31.3% to 33.0%. Management believes that several factors are likely to drive further consolidation: (i) the importance of scale to managed care programs which require providers with strong store brand awareness, multiple locations and sophisticated information management and billing systems; (ii) efficiencies of scale in merchandising, marketing, manufacturing and sourcing product; (iii) the significant capital required to build lens processing laboratories on premises; (iv) the desire of small regional chains and independent practitioners to achieve liquidity by selling to larger optical retail chains and (v) the slower industry growth rates in 1998 and 1999 will cause acceleration of consolidation opportunities. Management believes that the large optical retail chains are better positioned than mass merchandisers and warehouse clubs to benefit from this consolidation trend and that such chains will continue to gain market share from the independent practitioners over the next several years.

     New Product Innovations. Since the late 1980's, several technological innovations have led to the introduction of new optical lenses and lens treatments, including progressive addition lenses (no-line bifocals), high-index and aspheric lenses (thinner and lighter), polycarbonate lenses (shatter resistant) and anti-reflective coatings. These innovative products are popular among consumers, generally command premium prices and yield higher margins than traditional lenses. The average retail price for all lenses and lens treatments has increased over 5% per year from $88 to $102 between 1995 and 1998, reflecting, in part, the rising popularity of these products. Similarly, during the same period, the average retail price for eyeglass frames has increased over 12% per year from $57 to $83, due in large part to both technological innovation and an evolving customer preference for higher priced, branded frames.

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

ITEM 2. PROPERTIES

     As of March 1, 2000, the Company operated 360 retail locations in the United States. The Company believes its properties are adequate and suitable for its purposes. The Company leases all its retail locations, the majority of which are under triple net leases that require payment by the Company of its pro rata share of real estate taxes, utilities, and common area maintenance charges. These leases range in terms of up to 15 years. Certain leases require percentage rent based on gross receipts in excess of a base rent. The Company subleases a portion of substantially all of the stores or the landlord leases an adjacent space, to an independent optometrist or a corporation controlled by an independent optometrist. With respect to the OD PC, the Company subleases the entire store to the OD PC. The terms of these leases or subleases range from one to fifteen years, with rentals consisting of a percentage of gross receipts, a base rental, or a combination of both. The general character of the Company's stores is described in Item 1 of this report.

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

     The Government of the District of Columbia, Office of Corporate Counsel has terminated its investigation relating to Medicaid claims submitted for reimbursement by certain optometrists who provided services from (i) one Hour Eyes store located in Washington, D.C. which was subsequently acquired by the Company in connection with the Hour Eyes Acquisition and (ii) one other Hour Eyes store located in Washington, D.C. which was not acquired by the Company but which was under common control with the corporation which sold certain Hour Eyes stores to the Company in 1997. This matter has been referred to the Commission of Health Care Finance for the Department of Health Care for the District of Columbia (the "Health Commission") for further handling and disposition. The Company is entitled to certain rights of indemnification with respect to matters arising out of this investigation under the stock purchase agreement relating to the Hour Eyes Acquisition, and a limited dollar amount has been set aside in an escrow account to secure the sellers' indemnification obligations. In light of the ongoing investigation by the Health Commission, the Company at this time is unable to determine whether any action or claim will be brought against the Company or, if brought, the precise nature or extent of any such action or claim. No assurance can be given that the Health Commission or any other governmental body will not bring an action, assert one or more claims or seek material damages, interest, fines and/or penalties, including criminal penalties, against the Company for matters arising out of this investigation. The Company believes the indemnification arrangement under this agreement is reasonably adequate to satisfy any assessed penalties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock, par value $.01 per share, of the Company is not traded on any established public trading market. There are 16 holders of the Common Stock. No dividends were paid in fiscal 1998 or 1999 and payment of dividends is restricted by the Indenture governing the Exchange Notes. See discussion under "The Recapitalization."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data in the table are derived from the consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. All references in this Annual Report on Form 10-K to 1995 or fiscal 1995, 1996 or fiscal 1996, 1997 or fiscal 1997, 1998 or fiscal 1998 and 1999 or fiscal 1999 relate to the fiscal years ended December 30, 1995, December 28, 1996, January 3, 1998, January 2, 1999 and January 1, 2000 respectively.

                                                   December 30,  December 28,  January 3,   January 2,    January 1,
                                                       1995         1996          1998         1999          2000
                                                   ------------  ------------  ----------   ----------    ----------
STATEMENT OF OPERATIONS DATA:
Net revenues                                        $ 140,198     $ 158,224    $ 219,611    $ 237,851     $ 293,795

Operating costs and expenses:
   Cost of goods sold                                  47,525        51,884       77,134       80,636        98,184
   Selling, general and administrative (a)             87,402        91,897      120,319      132,390       170,146
   Recapitalization and other expenses                     --            --           --       25,803            --
   Amortization of intangible assets                    5,551         2,938        2,870        3,705         5,653
                                                    ---------     ---------    ---------    ---------     ---------
   Total costs and expenses                           140,478       146,719      200,323      242,534       273,983
                                                    ---------     ---------    ---------    ---------     ---------
Operating income (loss)                                  (280)       11,505       19,288       (4,683)       19,812
Interest expense, net                                   8,839         9,899       13,738       19,159        24,685
In-substance defeased bonds interest expense, net          --            --           --        2,418            --
                                                    ---------     ---------    ---------    ---------     ---------
Income (loss) before income taxes                      (9,119)        1,606        5,550      (26,260)       (4,873)
Income tax expense                                         --           188          335           13           384
                                                    ---------     ---------    ---------    ---------     ---------
Net income (loss) before extraordinary item            (9,119)        1,418        5,215      (26,273)       (5,257)
Cumulative effect of change in acct principle              --            --           --           --           491
Extraordinary loss                                         --            --           --        8,355            --
                                                    ---------     ---------    ---------    ---------     ---------
Net income (loss)                                   $  (9,119)    $   1,418    $   5,215    $ (34,628)    $  (5,748)
                                                    =========     =========    =========    =========     =========
OTHER FINANCIAL DATA:

Depreciation and amortization (b)                   $  15,229     $  12,449    $  15,001    $  16,050     $  22,753
Capital expenditures                                    6,765         4,233        9,470       20,656        19,920
Gross Margin %                                           66.1%         67.2%        64.9%        66.1%         66.6%
Ratio of earnings to fixed charges(c)                      --         1.11x        1.27x         0.14x         0.85x

MISCELLANEOUS DATA:

EBITDA  (d)                                         $  14,949     $  23,954    $  34,289    $  37,170     $  42,386
EBITDA margin %                                          10.7%         15.1%        15.6%        15.6%         14.4%
Comparable store sales growth (e)                         4.2%          3.5%         3.8%         1.1%          1.1%
End of period stores                                      152           218          239          270           360
Sales per store (f)                                 $     904     $     935    $     995    $   1,007     $     987

----------

(a) The Company recorded a $0.7 million non-cash impairment charge related to its investment in its subsidiary in Mexico, which is included in selling, general and administrative expenses for 1996.

(b) Depreciation and amortization shown here does not include the amortization of store pre-opening costs, which prior to 1999 was included in selling, general and administrative expenses.

(c) In computing the ratio of earnings to fixed charges, "earnings" represents income (loss) before income tax expense plus fixed charges. "Fixed charges" consists of interest, amortization of debt issuance costs and a portion of rent, which is representative of interest factor (approximately one-third of rent expense). For the year ended December 30, 1995, earnings were insufficient to cover fixed charges by $9.1 million.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Eye Care Centers of America, Inc. is the third largest retail optical chain in the United States as measured by net revenues, operating 360 stores, 282 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Vision World" and "Eye DRx." The Company operates in the $5.0 billion retail optical chain sector of the $16.0 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry, (iv) new product innovations and (v) the greater frequency of eyewear purchases.

     The industry is highly fragmented and is undergoing significant consolidation. See the discussion under the heading "Industry" within "ITEM 1. BUSINESS." Under the current management team, the Company has successfully acquired and integrated four acquisitions.

     o    In September 1996, the Company consummated the Visionworks
          Acquisition.

     o In September 1997, the Company consummated the Hour Eyes Acquisition and simultaneously entered into a long-term business management agreement with the PC to manage an additional twelve Hour Eyes optical stores in Virginia.

     o In September 1998, the Company consummated the Bizer Acquisition and simultaneously entered into a long-term business management agreement with the Bizer OD to manage the nineteen stores primarily in Kentucky and Tennessee.

     o In August 1999, the Company acquired "Vision World," "Stein Optical," and "Eye DRx." Simultaneously, the Company entered into a long-term management agreement with the VTO OD to manage the nineteen Eye DRx stores in New Jersey.

     Concurrent with the closing of the VTO Retail Acquisition, the Company entered into a strategic alliance with Vision Twenty-One involving their respective managed care programs, optometry and ophthalmology practices and the co-marketing of Vision Twenty-One's refractive surgery program. Additionally, Vision Twenty-One currently manages 21 optometric practices in Florida, 9 in Arizona and 6 in Texas which are located in or adjacent to the Company's stores. On October 25, 1999, Vision Twenty-One announced it has developed an initial plan to substantially exit the business of managing practices of optometry and ophthalmology and the discontinuation of select managed care contracts that are not consistent with the business plan. Additionally, Vision Twenty-One announced in January 2000 that it has agreed to a merger with Opticare Health Systems, Inc., subject to shareholder approval from both companies. In light of the foregoing, the status of the strategic alliance with Vision Twenty-One and the impact on the Company's stores located adjacent to the optometric practices managed by Vision Twenty-One is uncertain.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed care contracts aggressively in order to help the Company's retail business grow and over the past four years has devoted significant management resources to the development of its managed care business. While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed care contracts more than offsets the lower average ticket price. During fiscal year 1999, approximately 26% of the Company's total revenues were derived from managed care programs. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local markets shares, broad geographic coverage and sophisticated information management and billing systems.

     Historically, the Company has operated on a calendar year basis. Effective January 1, 1994, the Company began reporting using a 52- or 53-week fiscal year ending on the Saturday closest to December 31, with monthly results on a 4-4-5 week basis each quarter. Fiscal 1998 and 1999 were 52-week fiscal years and fiscal 1997 was a 53-week year.

     On March 6, 1998, Merger Corp., THL Co., and the Company entered into the Recapitalization Agreement providing for, among other things, the Merger of Merger Corp. with and into the Company. Upon consummation of the Recapitalization on April 24, 1998, THL owned approximately 89.7% of the issued and outstanding shares of Common Stock of the Company, existing shareholders (including management) of the Company retained approximately 7.3% of the issued and outstanding Common Stock and management purchased additional shares representing approximately 3.0% of the issued and outstanding Common Stock. The total transaction value of the Recapitalization was approximately $323.8 million, including related fees and expenses, and the implied total equity value of the Company following the Recapitalization was approximately $107.3 million.

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

     The following is a discussion of certain factors affecting the Company's results of operations from fiscal 1997 to fiscal 1999 and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net revenues of certain income statement data.

                                                                       FISCAL YEAR ENDED
                                                             ---------------------------------------
                                                             1997             1998             1999
                                                             -----            -----            -----
Net Revenues:
Optical sales                                                 99.7%            98.9%            99.0%
Management fee                                                 0.3              1.1              1.0
                                                             -----            -----            -----

Total net revenues                                           100.0            100.0            100.0
Operating costs and expenses:
Cost of goods sold (a)                                        35.2             34.3             33.8
Selling, general and administrative expenses (a)              55.0             56.3             58.5
Recapitalization and other expenses                             --             10.8               --
Amortization of intangibles                                    1.3              1.6              1.9
                                                             -----            -----            -----

Total operating costs and expenses                            91.2            102.0             93.3
                                                             -----            -----            -----
Income (loss) from operations                                  8.8             (2.0)             6.7
Interest expense, net                                          6.3              8.1              8.4
In-substance defeased bonds interest expense, net               --              1.0               --
                                                             -----            -----            -----
Income (loss) before income taxes                              2.5            (11.1)            (1.7)
Income tax expense                                            (0.1)              --              0.1
                                                             -----            -----            -----
Net income (loss) before extraordinary item                    2.4            (11.1)            (1.8)
Cumulative effect of change in accounting principle             --               --              0.2
Extraordinary loss on early extinguishment of long-
  term debt                                                     --              3.5               --
                                                             -----            -----            -----
Net income (loss)                                              2.4            (14.6)            (2.0)
                                                             =====            =====            =====

EBITDA margin                                                 15.1%            15.6%            14.4%

(a) Percentages based on optical sales only

FISCAL 1999 COMPARED TO FISCAL 1998

     Net Revenues. The increase in net revenues to $293.8 million in 1999 from $237.9 million in fiscal 1998 was largely the result of the VTO Retail Acquisition and the Bizer Acquisition and an increase in comparable store sales of 1.1%. These acquisitions resulted in an increase in net revenues of $44.3 million for fiscal 1999.

     Gross Profit. Gross profit increased to $195.6 million in fiscal 1999 from $157.2 million in fiscal 1998. Gross profit as a percentage of optical sales increased to 66.2% ($192.6 million) in fiscal 1999 as compared to 65.7% ($154.6 million) in fiscal 1998. This percentage increase was primarily due to increased productivity within the store labs.

     Selling General & Administrative Expenses (SG&A). SG&A increased to $170.1 million in fiscal 1999 from $132.4 in fiscal 1998. SG&A as a percentage of optical sales increased to 58.5% in fiscal 1999 from 56.3% in fiscal 1998. This percentage increase was due primarily to the inclusion of doctor payroll expenses for the stores acquired through the Bizer Acquisition and VTO Retail Acquisition and increases in overhead expenses. The increases in overhead expenses were primarily due to non-recurring expenses related to the integration of the VTO Retail Acquisition. These increased costs were partially offset by savings realized through economies of scale achieved in advertising.

     Amortization Expense. Amortization expense (excluding the amortization of store pre-opening costs for fiscal 1998) increased to $5.7 million for fiscal 1999 from $3.7 million in fiscal 1998. This increase was due to amortization of the goodwill related to the Bizer Acquisition and the VTO Retail Acquisition, which were recorded during the fourth quarter of fiscal 1998 and fiscal 1999, respectively.

     Net Interest Expense. Net interest expense increased to $24.7 million for fiscal 1999 from $19.2 million for fiscal 1998. This increase was due to the increased borrowings made in connection to the Recapitalization and the Bizer Acquisition and VTO Retail Acquisition but is partially offset by reduced rates on the new debt issued in the Recapitalization.

     Cumulative Effect Of Change in Accounting Principle. Upon the adoption of SOP 98-5, the Company recorded a charge of $0.5 million for the write-off of capitalized store preopening costs and organization costs.

FISCAL 1998 COMPARED TO FISCAL 1997

     Net Revenues. The increase in net revenues to $237.9 million in 1998 from $219.6 million in fiscal 1997 was largely the result of the Hour Eyes Acquisition and the Bizer Acquisition and an increase in comparable store sales of 1.1%. These acquisitions resulted in an increase in net revenues of $16.7 million for fiscal 1998.

     Gross Profit. Gross profit increased to $157.2 million in fiscal 1998 from $142.5 million in fiscal 1997. Gross profit as a percentage of optical sales increased to 65.7% ($154.6 million) in fiscal 1998 as compared to 64.8% ($141.8 million) in fiscal 1997. This percentage increase was primarily due to stores acquired in the Hour Eyes Acquisition which perform at a higher margin than the stores owned by the Company prior to the Hour Eyes Acquisition. This is primarily due to the doctor examination revenues and expenses at the Hour Eyes stores in Maryland and Washington, D.C., which are not earned by the Company's other locations.

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

     Amortization Expense. Amortization expense (excluding the amortization of store pre-opening costs) increased to $3.7 million for fiscal 1998 from $2.9 million in fiscal 1997. This increase was due to amortization of the goodwill related to the Hour Eyes Acquisition and the Bizer Acquisition, which were recorded during the fourth quarter of fiscal 1997 and fiscal 1998, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities provided net cash for 1999, 1998 and 1997 of $15.3 million, $0.2 million and $15.5 million, respectively. As of January 1, 2000, the Company had $3.0 million of cash available to meet the Company's obligations.

     Capital expenditures for 1999, 1998 and 1997 were $19.9 million, $20.7 million and $9.5 million, respectively. Capital expenditures for 2000 are projected to be approximately $18 to $20 million. Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets and new computer systems for the stores. These capital expenditures include leasehold improvements, laboratory, equipment, furniture and fixtures, doctors' equipment, point-of-sale equipment, and computer hardware and software.

     On April 24, 1998, the Company entered into a credit agreement (the "New Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"), of which $50.0 million was committed at April 24, 1998. The proceeds of the "New Credit Facility" were used to pay long term debt outstanding under the previous credit facility. At January 1, 2000, the Company had $52.0 million in term loans outstanding under the Term Loan Facility, $7.5 million under the Revolving Credit Facility, and $69.2 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition. Borrowings made under the New Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% or the Base Rate (as defined in the New Credit Facility) plus 1.25%. The Term Loan Facility matures five years from the closing date of the New Credit Facility and will amortize quarterly in aggregate annual principal amounts of approximately $0.0 million, $4.0 million, $12.0 million, $18.0 million, and $21.0 million, respectively, for years one through five after April 24, 1998.

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

     In connection with the Recapitalization, the Company completed a debt offering of the Initial Notes, consisting of the Fixed Rate Notes and the Floating Rate Notes. Interest on the Initial Notes will be payable semiannually on each May 1 and November 1, commencing on November 1, 1998. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR (as defined in the Indenture) plus 3.98%. The Initial Notes will not be entitled to the benefit of any mandatory sinking fund. For discussion of restrictions on subsidiaries, see Note 8 to the January 1, 2000 Consolidated Financial Statements. On April 24, 1998, the Company entered into an interest rate swap agreement that converts a portion of the Floating Rate Notes to a fixed rate.

     The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for Exchange Notes. The registration statement was declared effective on January 28, 1999. The exchange period ended March 4, 1999. The Exchange Notes are the only notes of the Company which are currently outstanding.

     During 1996, the Company issued 110,000 shares of Series A Cumulative Mandatorily Redeemable Exchangeable Pay-in-Kind Preferred Stock ("Preferred Stock"). In conjunction with the Recapitalization, the Company repurchased the Preferred Stock, canceled it and issued 300,000 shares of a new series of preferred stock (the "New Preferred Stock"), par value $.01 per share. Dividends on shares of New Preferred Stock are cumulative from the date of issue (whether or not declared) and will be payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded quarterly. The New Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets.

     In connection with the Visionworks Acquisition, the Company assumed an agreement to sublease land, buildings and equipment at eight operating locations. Under the terms of the agreement, the Company committed to purchase such properties for $10.0 million and to pay Eckerd Corporation an annual rent of $1.3 million for the subleases. During the second quarter of 1999, a third party paid $8.6 million of the Company's $10.0 million capital lease obligations to the Eckerd Corporation. The Company simultaneously leased seven of these same properties under separate lease agreements, accounting for these transactions as sales leaseback transactions. The remaining capital lease obligation of $1.4 million under the original $10.0 million capital lease obligation was renewed as an operating lease. A gain of $0.5 million has been deferred related to the sales leaseback transactions.

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

SEASONALITY AND QUARTERLY RESULTS

     The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third quarters. In addition, quarterly results are affected by the opening of new stores; therefore, the Company's growth, the Visionworks Acquisition, the Hour Eyes Acquisition, the Bizer Acquisition and VTO Retail Acquisition may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.

YEAR 2000 UPDATE

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $4,000,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

     The Company's primary market risk exposure is interest rate risk, with specific vulnerability to changes in LIBOR. At January 1, 2000, $128.7 million of the Company's long-term debt bears interest at variable rates, with $66.6 million of that amount effectively converted to fixed rates through interest rate swap agreements. Accordingly, the Company's net income is affected by changes in interest rates. Assuming a two hundred basis point change in the 1999 average interest rate under the $62.1 million in unhedged borrowings, the Company's 1999 interest expense would have changed approximately $1.2 million.

     At January 1, 2000, the Company had an unrealized gain of $0.3 million related to the $66.6 million swap portfolio. The Company's fixed pay rate is 5.9% while the floating receive rate is based on LIBOR, 6.1% at end of fiscal 1999. A two hundred basis point change in the receive rate would affect the Company's position by $1.3 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names, ages and positions of the executive officers and directors of the Company.

     NAME                       AGE         POSITION
     ----                       ---         --------

     Bernard W. Andrews          58         Chairman and Chief Executive Officer
     David E. McComas            57         President and Chief Operating Officer
     Alan E. Wiley               52         Executive Vice President, Chief Financial Officer, Secretary and
                                               Treasurer
     George E. Gebhardt          49         Executive Vice President of Merchandising and Managed Vision Care
     Michele M. Benoit           43         Senior Vice President of Human Resources
     Charles A. Brizius          31         Director
     Anthony J. DiNovi           37         Director
     Norman S. Matthews          66         Director
     Warren C. Smith, Jr.        43         Director
     Antoine G. Treuille         50         Director


     Directors of the Company are elected at the annual shareholders' meeting and hold office until their successors have been elected and qualified. The officers of the Company are chosen by the Board of Directors and hold office until they resign or are removed by the Board of Directors.

     Bernard W. Andrews has been Chairman of the Company since the consummation of the Recapitalization. Mr. Andrews joined the Company as Director and Chief Executive Officer in March 1996. From January 1994 to April 1995, Mr. Andrews was President and Chief Operating Officer as well as a Director of Montgomery Ward-Retail. He was an Executive Vice President and a Director of Circuit City Stores, Inc., from October 1990 to January 1994. Mr. Andrews was with Montgomery Ward-Retail from October 1983 to May 1990, serving as President-Hardlines, Executive Vice President-Marketing and Vice President-Home Fashions. Prior to that, Mr. Andrews spent twenty years with Sears, Roebuck & Co. in a number of merchandising, marketing and operating positions.

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

     Alan E. Wiley has served as Executive Vice President and Chief Financial Officer of the Company since November 1998. From 1992 until November 1998, Mr. Wiley served as the Senior Executive Vice President, Secretary, Chief Financial and Administrative Officer and a Director of The Cato Corporation. From 1981 through 1990, Mr. Wiley held senior administrative and financial positions with British American Tobacco, U.S. in various companies of the specialty retail division.

     George E. Gebhardt has served as the Company's Executive Vice President of Merchandising, since September 1996 when the Company purchased his former employer, Visionworks. He assumed the responsibilities of Marketing in June 1998 and Managed Vision Care Sales in February 1999. Mr. Gebhardt was with Visionworks from February 1994 to September 1996 serving in various positions, most recently Senior Vice President of Merchandising and Marketing. Prior to that, Mr. Gebhardt spent over thirteen years with Eckerd Corporation in various operational positions including Senior Vice President, General Manager of Eckerd Vision Group. Mr. Gebhardt also spent seven years working for Procter & Gamble serving in various positions including Unit Sales Manager of Procter & Gamble's Health and Beauty Care Division.

     Michele M. Benoit has served as the Company's Senior Vice President of Human Resources since April 1997. From 1995 until joining the Company, she was Vice President, Human Resources for Ben Franklin Retail Stores, Inc. Prior to 1995, Ms. Benoit was a Vice President and Managing Director with Kennedy and Company, a retail executive search firm based in Chicago, Illinois. She also spent fourteen years with Montgomery Ward and Company where she held a variety of human resources and operational positions.

     Norman S. Matthews has served as a Director of the Company since October 1993 and served as Chairman from December 1996 to April 1998. Mr. Matthews is Chairman of the Executive Committee of the Company's Board of Directors. From 1988 to the present, Mr. Matthews has been an independent retail consultant and venture capitalist. Mr. Matthews was President of Federated Department Stores from 1987 to 1988, and served as Vice Chairman from 1983 to 1987. He is also a Director of Finlay Fine Jewelry Corporation, Toys "R" Us, Inc., The Progressive Corporation and Lechters, Inc.

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

     Anthony J. DiNovi has served as a Director of the Company since the consummation of the Recapitalization. Mr. DiNovi has been employed by Thomas H. Lee Company since 1988 and currently serves as a Managing Director. Mr. DiNovi is a Managing Director and Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fundy IV, LP and Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition fund II (Retirement Accounts), L.P., respectively. Mr. DiNovi also serves as a Director of Safelite Glass Corp., Fisher Scientific International, Inc., LiveWire Systems, LLC, MJD Communications, Inc., ProcureNet Inc. and Tibbar, LLC.

     Warren C. Smith, Jr., has served as a Director of the Company since the consummation of the Recapitalization. Mr. Smith has been employed by Thomas H. Lee Company since 1990 and currently serves as a Managing Director. Mr. Smith is a Managing Director and Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP and Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II, affiliates of ML-Lee Acquisition Fund, L.P., ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund II (Retirement Accounts), L.P., respectively. Mr. Smith also serves as a Director of Rayovac Corporation and Finlay Fine Jewelry Corporation.

     Charles A. Brizius has served as a Director of the Company since the consummation of the Recapitalization. Mr. Brizius worked at Thomas H. Lee Company from 1993 to 1995, rejoined in 1997 and currently serves as an Associate. Mr. Brizius is a Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP. From 1991 to 1993, Mr. Brizius worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Brizius also serves as a Director of United Industries Corporation and Big V Supermarkets, Inc.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation paid during the last three years to the Company's Chief Executive Officer during fiscal 1999 and the four other most highly compensated executive officers serving as executive officers at the end of fiscal 1999 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                              ANNUAL                   -------------
                                                           COMPENSATION                   AWARDS
                                              ------------------------------------------------------
                                                                          OTHER ANNUAL    SECURITIES       ALL OTHER
         NAME AND                                                         COMPENSATION    UNDERLYING     COMPENSATION
     PRINCIPAL POSITION               YEAR    SALARY($)(a)   BONUS($)(b)     ($)(c)       OPTIONS(#)        ($)(d)
     ------------------               ----    ------------   -----------  ------------    ----------     ------------

Bernard W. Andrews                    1999       530,774       100,000          --               --           5,211
   Chairman and Chief                 1998       489,480            --          --          371,376       8,663,996
   Executive Officer                  1997       398,567            --          --               --           4,591

David E. McComas                      1999       340,800        75,000          --               --              --
   President and Chief                1998       153,750       500,000          --          120,000              --
   Operating Officer                  1997            --            --          --               --              --

Alan E. Wiley                         1999       226,269        73,508      75,991               --              --
   Executive Vice                     1998        34,615        38,850          --           32,500              --
   President, Chief                   1997            --            --          --               --              --
   Financial Officer,
   Secretary and Treasurer

George E. Gebhardt                    1999       206,769        40,000          --               --              --
   Executive Vice President           1998       205,577            --          --           35,000         790,175
   of Merchandising, Marketing        1997       188,231            --      49,166               --              --
   and Managed Vision Care
   Sales

Michele Benoit                        1999       140,923        25,000          --               --              --
   Senior Vice President of           1998       143,673            --          --           25,000         384,379
   Human Resources                    1997        81,731        25,000      55,798            7,000              --


------------

(a) Represents annual salary, including any compensation deferred by the Named Executive Officer pursuant to the Company's 401(k) defined contribution plan or the Company's deferred stock plan.

(b) Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year.

(c) Except with respect to Mr. George E. Gebhardt and Ms. Michele Benoit for 1997 and Mr. Alan E. Wiley for 1999, the dollar value of the perquisites and other personal benefits, securities or property paid to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus received by the Named Executive Officer. Of the total other annual compensation received by Mr. Gebhardt in 1997, $41,966 related to relocation expenses paid by the Company on behalf of Mr. Gebhardt. Of the total other annual compensation received by Ms. Benoit in 1997, $51,090 related to relocation expenses paid by the Company on behalf of Ms. Benoit. Of the total other annual compensation received by Mr. Wiley in 1999, $68,791 related to relocation expenses paid by the Company on behalf of Mr. Wiley.

(d) In connection with the Recapitalization, all outstanding options were simultaneously vested and exercised. Except with respect to Mr. Bernard W. Andrews' term life insurance premiums discussed below, all 1998 amounts represent the compensation amounts related to the exercise of options. During 1999, 1998 and 1997, the Company paid $5,211, $4,893 and $4,591, respectively, for premiums for term life insurance for Mr. Andrews.

     STOCK OPTION GRANTS. The Named Executive Officers have not been granted any options or SARs in fiscal 1999.

     STOCK OPTION EXERCISES AND HOLDINGS TABLE. The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held as of January 1, 2000. The Named Executive Officers have not been granted any SARs.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                    NUMBER OF
                                                    SECURITIES              VALUE OF
                                                    UNDERLYING            UNEXERCISED
                                                    UNEXERCISED           IN-THE-MONEY
                                                    OPTIONS AT            OPTIONS AT
                                                    FY-END (#)            FY-END ($)
                           SHARES      VALUED      ------------------------------------
                         ACQUIRED ON  REALIZED      EXERCISABLE/         EXERCISABLE/
NAME                     EXERCISE(#)    ($)        UNEXERCISABLE       UNEXERCISABLE(a)
----                     -----------  --------     -------------       ----------------

Bernard W. Andrews           --          --        92,844/278,532              --

David E. McComas             --          --        12,000/108,000              --

George E. Gebhardt           --          --          3,500/31,500              --

Alan E. Wiley                --          --          3,250/29,250              --

Michele Benoit               --          --          2,500/22,500              --

(a) There is currently no active trading market for the Common Stock and thus the fair market value as of January 1, 2000 is not determinable.

(b) All options have been granted at an exercise price of $10.41 per share and with the exception of Mr. Andrews' grant begin vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50%. For a discussion of Mr. Andrews' vesting schedule see the heading "Employment Agreement."


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

DIRECTOR COMPENSATION

     The Company compensates its directors for services rendered in such capacity as follows.

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

EMPLOYMENT AGREEMENTS

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

     Mr. Andrews is entitled to receive severance of two times his base salary upon termination by the Company without cause or by Mr. Andrews for good reason, as defined within the employment agreement. Severance shall be paid over twelve months. Mr. Andrews is also subject to a standard restrictive covenants agreement (including non-competition, non-solicitation, and non-disclosure covenants) during the term of his employment and for a period of three years following termination for any reason.

     Mr. Andrews has received non-qualified options to purchase 371,376 shares of Common Stock at an exercise price of $10.41 per share. Certain of these options vest over time and others vest upon the Company reaching certain profitability levels. If the profitability levels are not reached for a given year, the options fail to become exercisable and are carried forward to the next succeeding vesting period.

    The remaining Named Executive Officers are each subject to annual employment agreements that automatically renew unless either party gives thirty days notice. Each Named Executive Officer is eligible to participate in the Company's Incentive Plan for Key Management, whereby they may receive a certain percentage of their base compensation upon the achievement of certain EBITDA levels as determined by the Board of Directors.

    Upon termination without cause, as defined in the employment agreement, the Named Executive Officers are eligible for a range of nine to twelve months of severance. The employment agreements also contain standard restrictive covenants such as non-competition, non-solicitation and non-disclosure during the term of employment and for a period of two years following termination for any reason.

STOCK OPTION PLAN

     The Company has granted stock options to certain officers under the Company's 1999 stock option plan. As of March 1, 2000, options to purchase 515,000 shares of Common Stock were outstanding. Subject to acceleration under certain circumstances, the options vest over a four-year period. The per option exercise price is $10.41. Generally, all unvested options will be forfeited upon termination of employment.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During 1999, the Compensation Committee consisted of Messrs. Matthews, DiNovi and Smith, none of whom were an officer or employee of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the anticipated beneficial ownership of shares of the Common Stock as of March 1, 2000 by persons who are beneficial owners of more than 5% of the common stock, by each director, by each Named Executive Officer of the Company and by all directors and executive officers as a group, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All shares of the Common Stock are voting stock.


                                                                            SHARES OF    PERCENTAGE
                                                                          COMMON STOCK    OF CLASS
                                                                          ------------   ----------

Affiliates of THL Co.(b)..................................................   6,664,800     89.7%
Equity-Linked Investors-II (c)............................................     383,616      5.2
Bernard W. Andrews (e)....................................................     315,912      4.2
David E. McComas (f)......................................................      36,015      *
Norman S. Matthews (g)....................................................      30,833      *
Antoine G. Treuille (h)...................................................      .7,028      *
George E. Gebhardt (i)....................................................      38,499      *
Alan E. Wiley(k)..........................................................      12,856      *
Michele Benoit (j)........................................................      12,100      *
Anthony J. DiNovi (b).....................................................   6,664,800     89.7
Warren C. Smith (b).......................................................   6,664,800     89.7
Charles A. Brizius (b)....................................................   6,664,800     89.7
All directors and executive officers of the Company as a group (11)(d)....   7,110,793     93.9


---------------
* Less than 1%.

(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and reflects general voting power and/or investment power with respect to securities.


(b) The business address for such person(s) is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109. Of the securities held by affiliates of Thomas H. Lee Company, 5,664,330 are held by the Thomas H. Lee Equity Fund IV, L.P., 195,133 are held by the Thomas H. Lee Foreign Fund IV, L.P., 551,323 are held by Thomas H. Lee Foreign Fund IV-B, L.P. and 254,014 are held by others. All such voting securities may be deemed to be beneficially owned by THL Equity Advisors IV, LLC ("Advisors"), the general partner of THL Fund IV, Thomas H. Lee, Messrs. DiNovi, Smith and the other managing directors and by Mr. Brizius and the other officers of THL Co., in each case pursuant to the definition of beneficial ownership provided in footnote (a). Each of such persons disclaims beneficial ownership of such shares.


(c) Equity-Linked Investors-II is an investment partnership managed by Desai Capital Management Incorporated. The business address for such person is c/o Desai Capital Management, Incorporated, 540 Madison Avenue, New York, New York 10022.

(d)  Includes 6,664,800 shares beneficially owned by THL described in footnote
     (b).

(e) Includes 123,792 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2000). Excludes 247,584 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2000).

(f) Includes 12,000 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2000). Excludes 108,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2000).

(g) Includes 11,141 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2000). Excludes 100,271 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2000).

(h) Includes 500 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2000). Excludes 9,500 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2000).

(i) Includes 3,500 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2000). Excludes 31,500 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2000).

(j) Includes 2,500 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2000). Excludes 22,500 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2000).

(k) Includes 3,250 shares issuable pursuant to presently exercisable options or those exercisable prior to May 1, 2000). Excludes 29,250 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2000).


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

                                                                                                   Page
                                                                                                  of 10-K
                                                                                                  -------
    1.  FINANCIAL STATEMENTS

         Report of Independent Auditors                                                             F-2

         Consolidated Balance Sheets at January 2, 1999 and January 1, 2000                         F-3

         Consolidated Statements of Operations for the Years Ended January 3, 1998,
         January 2, 1999 and January 1, 2000                                                        F-4

         Consolidated Statements of Shareholders' Equity/(Deficit) January 3, 1998,
         January 2, 1999 and January 1, 2000                                                        F-5

         Consolidated Statements of Cash Flows January 3, 1998,
         January 2, 1999 and January 1, 2000                                                        F-7

         Notes to the Consolidated Financial Statements                                             F-9


    2.  FINANCIAL STATEMENT SCHEDULES


         Schedule II - Consolidated Valuation and Qualifying Accounts - For the Years Ended
         January 3, 1998, January 2, 1999 and January 1, 2000                                      F-48


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

          2.7 Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc., Mark E. Lynn, Dr. Mark Lynn & Associates, PLLC; Dr. Bizer's Vision World, PLLC and its affiliates. (a)

          2.8 Letter Agreement, dated October 1, 1998, amending and modifying that certain Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc.; Mark E. Lynn; Dr. Mark Lynn & Associates, PLLC; Dr. Bizer's VisionWorld, PLLC and its affiliates. (a)

          2.9 Asset Purchase Agreement, date July 7,1999, by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Ltd., Corp. + (c)

          2.10 Letter Agreement, dated August 31,1999, amending and modifying that certain Asset Purchase Agreement, date July 7,199 by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Inc., Corp. (d)

          2.11   Agreement Regarding Strategic Alliance. (d)

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

          10.2   1998 Stock Option Plan. (a)

          10.3 Amended and Restated Deferred Stock Plan of Eye Care Centers of America, Inc. (a)

          10.4 Employment Agreement dated April 24, 1998 by and between Eye Care Centers of America, Inc. and Bernard W. Andrews. (a)

          10.5 Stock Option Agreement dated April 24, 1998 by and between Bernard W. Andrews and Eye Care Centers of America, Inc. (a)

          10.6 Form of Employment Agreement dated January 1, 1998 between Eye Care Centers of America, Inc. and George Gebhardt. (a)

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

          10.23 Form of Eye Care Centers of America, Inc. standard managed care contract. (a)

          10.24 Employment Agreement, dated July 8, 1998, by and between Eye Care Centers of America, Inc. and David E. McComas. (a)

          10.25 Employment Agreement, dated November 2, 1998, by and between Eye Care Centers of America, Inc. and Alan E. Wiley. (a)

          10.26 Retail Business Management Agreement, dated October 1, 1998, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. + (b)

          10.27 Professional Business Management Agreement, dated October 1, 1998, by and between Visionary MSO, Inc., a Delaware Corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. + (b)

          10.28  Form of Stock Option Agreement. (e)

          12.1   Statement re Computation of Ratios (e)

          21.1   List of subsidiaries of Eye Care Centers of America, Inc. (e)

          24.1 Powers of Attorney (contained on the signature pages of this report). (e)

          27.1   Financial Data Schedule. (e)

---------

        + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

        (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

        (b) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended January 2,1999.

        (c) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended July 3,1999.

        (d) Previously, provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended October 2,1999.

        (e) Filed herewith.

(b) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended January 1, 2000.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to security holders of the Company.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SAN ANTONIO, STATE OF TEXAS, ON MARCH 13, 2000.

                                               EYE CARE CENTERS OF AMERICA, INC.

                                               By: /S/ BERNARD W. ANDREWS
                                                  ------------------------------
                                                       BERNARD W. ANDREWS
                                                   CHAIRMAN OF THE BOARD AND
                                                    CHIEF EXECUTIVE OFFICER

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

     SIGNATURE                        TITLE                           DATE

                              Chairman of the Board and
 /S/ Bernard W. Andrews         Chief Executive Officer           March 13, 2000
-----------------------         (Principal Executive Officer)
 BERNARD W. ANDREWS

                              Executive Vice President and
 /S/ Alan E. Wiley              Chief Financial Officer           March 13, 2000
-------------------------       (Principal Financial and
 ALAN E. WILEY                  Accounting Officer)

 /S/ Norman S. Matthews       Director                            March 13, 2000
-------------------------
 NORMAN S. MATTHEWS

 /S/ Antoine G. Treuille      Director                            March 13, 2000
-------------------------
 ANTOINE G. TREUILLE

 /S/ Anthony J. DiNovi        Director                            March 13, 2000
-------------------------
 ANTHONY J. DINOVI

 /S/ Warren C. Smith, Jr.     Director                            March 13, 2000
-------------------------
 WARREN C. SMITH, JR.


 /S/ Charles A. Brizius       Director                            March 13, 2000
-------------------------
 CHARLES A. BRIZIUS


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               EYE CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES

Report of Independent Auditors                                                  F-2

Consolidated Balance Sheets at January 2, 1999 and January 1, 2000              F-3

Consolidated Statements of Operations for the Years Ended January 3, 1998,
   January 2, 1999 and January 1, 2000                                          F-4

Consolidated Statements of Shareholders' Equity/(Deficit) as of
   January 3, 1998, January 2, 1999 and January 1, 2000                         F-5

Consolidated Statements of Cash Flows for the Years Ended January 3, 1998,
   January 2, 1999 and January 1, 2000                                          F-7

Notes to the Consolidated Financial Statements                                  F-9

Schedule II - Consolidated Valuation and Qualifying Accounts - For the
   Years Ended January 3, 1998, January 2, 1999, and January 1, 2000           F-48

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Eye Care Centers of America, Inc.
San Antonio, Texas

We have audited the accompanying consolidated balance sheets of Eye Care Centers of America, Inc. and Subsidiaries as of January 1, 2000 and January 2, 1999, and the related consolidated statements of operations, shareholders' equity/(deficit), and cash flows for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Care Centers of America, Inc. and Subsidiaries at January 1, 2000 and January 2, 1999, and the consolidated results of their operations and their cash flows for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.



Ernest & Young LLP
San Antonio, Texas
March 3, 2000

                        EYE CARE CENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                                      JANUARY 2,  JANUARY 1,
                                                                                         1999        2000
                                                                                      ----------  ----------

ASSETS
Current assets:
   Cash and cash equivalents                                                          $   5,127    $   2,955
   Accounts and notes receivable, less allowance for doubtful accounts of $559
     in 1998 and $1,471 in 1999                                                           6,453       11,215
   Inventory, less reserves of $852 in 1998 and $700 in 1999                             26,977       30,146
   Prepaid expenses and other                                                             2,286        1,514
   Deferred income taxes                                                                    391          446
                                                                                      ---------    ---------
Total current assets                                                                     41,234       46,276


Property and equipment, net of accumulated depreciation and amortization of
   $58,134 in 1998 and $74,053 in 1999                                                   68,118       74,489
Intangibles, net of accumulated amortization of $10,344 in 1998 and $15,702 in
   1999                                                                                 102,459      129,908
Other assets                                                                             11,096       11,005
                                                                                      ---------    ---------

Total Assets                                                                          $ 222,907    $ 261,678
                                                                                      =========    =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
   Current liabilities:
     Accounts payable                                                                 $  20,921    $  22,773
     Current portion of long-term debt                                                    3,578       10,799
     Deferred revenue                                                                     5,331        6,132
     Accrued payroll expense                                                              2,788        4,832
     Accrued interest                                                                     3,347        3,584
     Other accrued expenses                                                               8,186       10,573
                                                                                      ---------    ---------
   Total current liabilities                                                             44,151       58,693

   Deferred income taxes                                                                    391          446
   Long-term debt, less current maturities                                              242,945      272,968
   Deferred rent                                                                          3,246        3,599
   Deferred gain                                                                          2,175        2,467
                                                                                      ---------    ---------

   Total liabilities                                                                    292,908      338,173
                                                                                      ---------    ---------

   Commitments and contingencies

   Shareholders' deficit:
     Common stock, par value $.01 per share; 20,000,000 shares authorized;
         issued and outstanding 7,451,030 in 1998 and 7,426,945 in 1999                      75           74
     Preferred stock, par value $.01 per share, 300,000 shares authorized, issued
         and outstanding in 1998 and 1999                                                32,793       37,268
     Additional paid-in capital                                                          60,958       55,738
     Accumulated deficit                                                               (163,827)    (169,575)
                                                                                      ---------    ---------

  Total shareholders' deficit                                                           (70,001)     (76,495)
                                                                                      ---------    ---------


                                                                                      $ 222,907    $ 261,678
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



        The accompanying notes are an integral part of these consolidated financial statements

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                       FISCAL YEAR ENDED
                                                          ------------------------------------------
                                                          JANUARY 3,      JANUARY 2,      JANUARY 1,
                                                             1998            1999            2000
                                                          ----------      ----------      ----------

Revenues:
   Optical sales                                          $ 218,958       $ 235,236        $ 290,789
   Management fees                                              653           2,615            3,006
                                                          ---------       ---------        ---------
Net revenues                                                219,611         237,851          293,795

Operating costs and expenses:
   Cost of goods sold                                        77,134          80,636           98,184
   Selling, general and administrative expenses             120,319         132,390          170,146
   Recapitalization and other expenses                           --          25,803               --
   Amortization of intangibles:
     Goodwill                                                 2,722           3,552            4,994
     Noncompete and other intangibles                           148             153              659
                                                          ---------       ---------        ---------

Total operating costs and expenses                          200,323         242,534          273,983
                                                          ---------       ---------        ---------

Income (loss) from operations                                19,288          (4,683)          19,812

Interest expense, net                                        13,738          19,159           24,685

In-substance defeased bonds interest expense, net                --           2,418               --
                                                          ---------       ---------        ---------

Income (loss) before income taxes                             5,550         (26,260)          (4,873)

Income tax expense                                              335              13              384
                                                          ---------       ---------        ---------

Net income (loss) before cumulative effect of change in
   accounting principle and extraordinary item                5,215         (26,273)          (5,257)

Cumulative effect of change in accounting principle              --              --              491

Extraordinary loss on early extinguishment of
   long-term debt                                                --           8,355               --
                                                          ---------       ---------        ---------

Net income (loss)                                         $   5,215       $ (34,628)       $  (5,748)
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

                        EYE CARE CENTERS OF AMERICA, INC.

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                                                                    Total
                                                                       Additional                                Shareholders'
                                                   Common Stock         Paid-In      Preferred     Accumulated     Equity
                                              Shares        Amount      Capital        Stock        (Deficit)     (Deficit)
                                            ----------    ----------   ----------    ----------    -----------   ------------
Balance at December 28, 1996                 1,008,548    $       10   $   31,864    $       --    $  (28,342)   $    3,532

Proceeds from deferred stock
   compensation plan                                --            --          179            --            --           179

Purchase of deferred stock shares                   --            --          (96)           --            --           (96)

Stock options exercised                          3,000            --          195            --            --           195

Dividends accrued on mandatorily
   redeemable preferred stock                       --            --         (897)           --            --          (897)

Net income                                          --            --           --            --         5,215         5,215
                                            ----------    ----------   ----------    ----------    ----------    ----------

Balance at January 3, 1998                   1,011,548    $       10   $   31,245    $       --    $  (23,127)   $    8,128

Dividends accrued on mandatorily
   redeemable preferred stock                       --            --         (268)           --            --          (268)

Repurchase of common stock and
   conversion of options and warrants
   as a part of the recapitalization        (1,011,548)           10      (30,977)           --       (98,198)     (129,185)

Common stock issued as a part of the
   recapitalization                            565,923             6       70,684            --            --        70,690

Rollover of shares of common stock to
   common stock and preferred stock
   as a part of the recapitalization            45,030            --        5,624         2,250        (7,874)           --

Common stock issued for shareholder
   loan as a part of the recapitalization        8,005            --           --            --            --            --

Preferred stock issuance as a part of
   the recapitalization                             --            --           --        27,750            --        27,750

Recapitalization fees                               --            --      (12,733)           --            --       (12,733)

Stock split                                  6,808,538            68          (68)           --            --            --

Dividends accrued on preferred stock                --            --       (2,793)        2,793            --            --

Stock buyback                                  (19,680)           --         (205)           --            --          (205)

Issuance of common stock                        43,227             1          449            --            --           450

Net loss                                            --            --                         --       (34,628)      (34,628)

                        EYE CARE CENTERS OF AMERICA, INC.

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                                                                                                       Total
                                                                     Additional                                    Shareholders'
                                              Common Stock             Paid-In       Preferred     Accumulated        Equity
                                          Shares         Amount        Capital         Stock        (Deficit)        (Deficit)
                                        ------------    ---------    ------------    ----------    -------------   -------------

Balance at January 2, 1999                 7,451,030     $    75      $    60,958     $  32,793     $   (163,827)     $(70,001)
                                        ------------     -------      -----------     ---------     ------------      --------
Dividends accrued on preferred stock                                       (4,475)        4,475                             --

Interest receivable on loan to                                               (164)                                        (164)
   shareholder

Distribution to affiliated OD                                                (331)                                        (331)

Stock buyback                                (42,266)         (1)            (439)                                        (440)

Issuance of common stock                      18,181          --              189                                          189

Net loss                                                                                                  (5,748)       (5,748)
                                        ------------     --------     -----------     ---------     ------------      --------

Balance at January 1, 2000                 7,426,945     $    74      $    55,738     $  37,268     $   (169,575)     $(76,495)
                                        ============     ========     ===========     =========     ============      ========



        The accompanying notes are an integral part of these consolidated financial statements

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                             FISCAL YEAR ENDED
                                                             ---------------------------------------------------
                                                              JANUARY 3,          JANUARY 2,          JANUARY 1,
                                                                 1998                1999               2000
                                                              ----------          ----------          ----------

Cash flows from operating activities:
   Net income (loss)                                          $  5,215             $(34,628)            $ (5,748)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation                                             12,131               12,345               16,610
       Amortization of intangibles                               2,870                3,705                5,653
       Other amortization                                          983                1,578                1,551
       Cumulative effect of change in accounting principle          --                   --                  491
       Amortization of deferred gain                               (53)                (159)                (455)
       Deferred revenue                                            232                  654                  801
       Deferred rent                                               602                  204                  353
       Other                                                      (125)                (515)                (176)
       (Gain) loss on disposition of property and equipment       (120)                 633                  725
       Expenses to affect capital lease retirement                  --                   --                 (431)
       Extraordinary loss on early extinguishment of long-          --                8,355                   --
         term debt
   Changes in operating assets and liabilities:
       Accounts and notes receivable                            (1,667)                (189)              (3,678)
       Inventory                                                   951                   68                  319
       Prepaid expenses and other                               (2,848)               1,168               (1,408)
       Accounts payable and accrued liabilities                 (2,655)               6,974                  647
                                                              --------             --------             --------
Net cash provided by operating activities                       15,516                  193               15,254
                                                              --------             --------             --------
Cash flows from investing activities:
   Acquisition of property and equipment                        (9,470)             (20,656)             (19,920)
   Net outflow for the VTO Retail Acquisition                       --                   --              (38,845)
   Proceeds from sale of property and equipment                  5,731                1,196                  100
   Purchase of retail outlet                                        --                   --                 (368)
   Payment received on notes receivable                            375                  177                  177
   Net outflow for The Samit Group, Inc.                       (17,462)                  --                   --
   Net outflow for the Bizer acquisition                            --              (33,042)                  --
   Purchase of investment securities - restricted                   --              (76,618)                  --
   Maturity of investment securities - restricted                   --               78,400                   --
                                                              --------             --------             --------
Net cash used in investing activities                          (20,826)             (50,543)             (58,856)
                                                              --------             --------             --------

                        EYE CARE CENTERS OF AMERICA, INC.

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                                                                 FISCAL YEAR ENDED
                                                                    ------------------------------------------
                                                                    JANUARY 3,         JANUARY 2,   JANUARY 1,
                                                                       1998               1999         2000
                                                                    ----------         ----------   ----------

Cash flows from financing activities:
  Payments related to deferred compensation                         $     (96)          $      --    $      --
  Proceeds from issuance of long-term debt                              9,000             234,611       48,618
  Distribution to affiliated OD                                            --                  --         (331)
  Proceeds from the stock option exercises                                195                  --           --
  Proceeds from the issuance of common stock                               --              71,140          189
  Proceeds from issuance of preferred stock                                --              27,750           --
  Payments related to debt issuance                                        --             (11,153)        (875)
  Payments to retire mandatorily redeemable preferred stock                --             (12,385)          --
  Redemption of common stock                                               --            (129,390)          --
  Stock buyback                                                            --                             (440)
  Recapitalization fees                                                    --             (12,773)          --
  Payments on debt and capital leases                                  (7,440)           (112,917)      (5,731)
  Proceeds from deferred stock compensation plan                          179                  --           --
  Payment of call premium                                                  --              (4,200)          --
  Payment of in-substance defeased bonds interest expense, net             --              (2,418)          --
                                                                    ---------           ---------    ---------

Net cash  provided by financing activities                              1,838              48,305       41,430
                                                                    ---------           ---------    ---------

Net  decrease in cash and cash equivalents                             (3,472)             (2,045)      (2,172)

Cash and cash equivalents at beginning of period                       10,644               7,172        5,127
                                                                    ---------           ---------    ---------
Cash and cash equivalents at end of period                          $   7,172           $   5,127    $   2,955
                                                                    =========           =========    =========

Supplemental cash flow disclosures:
  Cash paid during the period for:
     Interest                                                       $  13,580           $  17,781    $  22,660
     Taxes                                                                160                  --          505
  Noncash investing and financing activities:
     Additions of property and equipment                                  495                 588        1,476
     Dividends accrued on mandatorily redeemable cumulative
       preferred stock                                                    897                 268           --
     Dividends accrued on preferred stock                                  --               2,793        4,475
     Adjustment of Visionworks property and equipment to fair
       market value                                                     4,684                  --           --
     Adjustment of Hour Eyes property and equipment to fair
       market value                                                        --                  43           --
     Rollover of common stock to common stock as a part of the
       recapitalization                                                    --               5,624           --
     Rollover of common stock to Preferred Stock as a part of the
       recapitalization                                                    --               2,250           --
   Loan to shareholder to acquire common stock                             --               1,000           --
   Adjustment of noncompete agreement to goodwill                          --                 735           --



        The accompanying notes are an integral part of these consolidated financial statements

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


1. DESCRIPTION OF BUSINESS AND ORGANIZATION

     Description of Business. Eye Care Centers of America, Inc. (the "Company") operates optical retail stores which sell prescription eyewear, contact lenses, sunglasses and ancillary optical products, and feature on-site laboratories. The Company's operations are located in 32 states, primarily in the Pacific Northwest, Southwest, Midwest and Southeast, in the Mid-Atlantic States and along the Gulf and East Coasts.

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

     The Company financed the Recapitalization with (a) the proceeds from the offering of $150.0 million aggregate principal amount of its senior subordinated notes due 2008, consisting of $100.0 million aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50.0 million aggregate principal amount of its Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Initial Notes") (b) approximately $55.0 million of borrowings under the New Credit Facility (defined herein) and (c) approximately $99.4 million from the sale of capital stock to THL, Bernard W. Andrews and other members of management (the "Equity Contribution") consisting of (i) approximately $71.7 million from the sale of Common Stock and (ii) approximately $27.7 million from the sale of shares of a newly created series of preferred stock of the Company ("New Preferred Stock"). Additionally, existing shareholders rolled over $7.9 million in Common Stock and New Preferred Stock. The proceeds from such bank borrowings, the sale of the Notes, and the Equity Contribution was used principally to finance the conversion into cash of the shares of Common Stock which were not retained by existing shareholders, to refinance certain existing indebtedness of the

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


Company, to redeem certain outstanding preferred stock of the Company and to pay related fees and expenses of the Recapitalization.

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

     As a result of the Recapitalization, the Company incurred approximately $25.1 million of non-recurring expenses. These expenses consisted of compensation expense recorded in connection with the exercise of employee stock options and other transaction related expenses. Additionally, the Company incurred approximately $0.7 million in connection with a point-of-sale system write-off.

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

     Effective September 30, 1997, the Company acquired The Samit Group, Inc. and its subsidiaries (collectively, "TSGI"), with ten stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C., a Virginia professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C. (the "PC"), and simultaneously entered into long-term management agreements with the PC to manage the PC's twelve stores in Virginia (collectively, the "Hour Eyes Acquisition"). Results of operations for TSGI were included in the Company's operating results from the date of acquisition. As a result of the agreement with the PC, the Company records a management fee but does not include the results of operations from the twelve Virginia stores in the Company's consolidated results of operations. The acquisition cost to the Company was $22.25 million less TSGI's acquisition date liabilities. The Hour Eyes Acquisition was financed through (i) borrowing under the Amended Credit Facility (defined herein) of $9.0 million and (ii) existing cash from the Company.

     The Hour Eyes Acquisition, which occurred during the fourth quarter of 1997, was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price, $17.8 million, included in goodwill. Included in identifiable net assets acquired is a management agreement being amortized over 25 years and a noncompete agreement being amortized over three years. The cost in excess of identifiable net assets of the business acquired is being amortized over 25 years.

     On September 30, 1998, the Company acquired (the "Bizer Acquisition") substantially all of the assets, properties and rights (collectively, the "Assets") of Dr. Bizer's VisionWorld, PLLC and its affiliates: Doctor's ValuVision, PLLC; Bizer Enterprises, LLC; Bizer Service Company, LLC; Eye Care Associates, PLLC; Optical Processors, LLC; The Eye Surgery Center, PSC; American Vision Administrators, LLC; and Vision for Less of Kentucky, Inc. (collectively, the "Bizer Entities"). Each of the Bizer Entities is engaged in the business of providing optometric and ophthalmologic services, selling optical goods and providing other related services in Kentucky, Tennessee, Indiana and Missouri. Simultaneously with the Bizer Acquisition, the Company entered into long-term business management agreements with a certain private optometrist ("Bizer OD") to manage the stores. Based on the terms of this agreement, the

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


Company includes the results of operations for the Bizer OD in the Company's operating results from the date of acquisition. The aggregate cash consideration paid by the Company in the Bizer Acquisition was $32.3 million. The Bizer Acquisition was financed through borrowings under the Company's Acquisition Facility (defined herein) and $3.0 million of the Company's existing cash.

     The Bizer Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price, $30.3 million, included in goodwill. Included in identifiable net assets acquired is a noncompete agreement being amortized over five years. The cost in excess of identifiable net assets acquired is being amortized over 25 years on a straight-line basis.

         On August 31, 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") and its subsidiary, The Complete Optical Laboratory, Ltd., Corp. (the "Subsidiary"), substantially all of the assets used to operate 76 retail eyewear outlets pursuant to that certain Asset Purchase Agreement, dated July 7, 1999, by and among the Company, Vision Twenty-One and the Subsidiary (the "VTO Retail Acquisition"). As a result of this acquisition, the Company (through its subsidiaries) (i) owns and operates 39 stores under the name "Vision World" in Minnesota, North Dakota, Iowa, South Dakota, and Wisconsin and 18 stores under the name "Stein Optical" in Wisconsin, and (ii) manages 19 stores under the name "Eye Drx" in New Jersey pursuant to a business management agreement with a private optometrist ("VTO Retail OD" and together with Bizer OD, "ODs"). Based on the terms of this agreement, the results of operations for the Bizer OD been included in the Company's operating results from the date of acquisition.

         The aggregate cash consideration paid at the closing by the Company to Vision Twenty-One and the Subsidiary in the VTO Retail Acquisition was $36.4 million. Subsequent transaction expenses of approximately $2.4 million were incurred related to this acquisition. The Company utilized its existing $100.0 million Acquisition Facility (defined herein) to finance the transaction.

         The VTO Retail Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price has been preliminarily allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price included in goodwill. Included in identifiable net assets acquired is a noncompete and a strategic alliance agreement being amortized over three years. The

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


cost in excess of identifiable net assets acquired is being amortized over 25 years on a straight-line basis.

     The Company entered into the strategic alliance agreement with Vision Twenty-One simultaneously with the closing and it involves their respective managed care programs, optometry and ophthalmology practices and the co-marketing of Vision Twenty-One's refractive surgery program. On October 25, 1999, Vision Twenty-One announced it has developed an initial plan to substantially exit the business of managing practices of optometry and ophthalmology and the discontinuation of select managed care contracts that are not consistent with the business plan. Additionally, Vision Twenty-One announced in January 2000 that it has agreed to a merger with Opticare Health Systems Inc., subject to shareholder approval from both companies. Vision Twenty-One currently manages 21 optometric practices in Florida, 9 in Arizona and 6 in Texas which are located within or adjacent to the Company's stores. In light of the foregoing, the status of the strategic alliance with Vision Twenty-One and the impact on the Company's stores located adjacent to the optometric practices managed by Vision Twenty-One is uncertain.

    Assuming the VTO Retail Acquisition consummated on August 31, 1999 and the Bizer Acquisition consummated on September 30, 1998 had occurred at the beginning of fiscal year 1998 the consolidated pro forma results of operations (unaudited) would have shown the following results:

                                                                FISCAL       FISCAL
                                                                 1998         1999
                                                               ---------    ---------

Revenues                                                       $ 320,533    $ 332,090
Net loss before accounting change and extraordinary item         (26,700)      (7,854)
Net loss                                                         (35,055)      (8,345)


     Such pro forma amounts are not necessarily indicative of what actual consolidated results of operations might have been if the acquisition had been effective at the beginning of such fiscal years nor should such results be deemed predictive of future results of operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The financial statements include the accounts of the Company and its wholly owned subsidiaries, Enclave Advancement Group, Inc. ("EAGI"), ECCA Managed Vision Care, Inc. ("MVC"), VisionWorks Holdings, Inc. ("VHI"), Eye Care Holdings, Inc ("Holdings") and the affiliated ODs. All significant intercompany accounts

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation.

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

     Reporting Periods. The Company uses a 52/53-week reporting format. The fiscal years ended 1998 and 1999 consisted of 52 weeks. The fiscal year ended 1997 consisted of 53 weeks.

     Segment Disclosure. As of January 4, 1998, the Company adopted FASB No. 131, Disclosures about Segments of an Enterprise and Related Information ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position. Furthermore, the statement did not affect disclosure of segment information as the Company operates in one business segment, the optical retail segment.

     Foreign Currency Translation. During fiscal year 1998, the U.S. dollar represented the functional currency of the Mexico subsidiary. During fiscal year 1998, translation gains and losses are included in determining net income and foreign currency transaction gains and losses are included in net income. The retail Mexico location was sold in the fourth quarter of fiscal 1998 and all operations of the subsidiary have ceased.

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

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


     Accounts and Notes Receivable. Accounts receivable are primarily from third party payors related to the sale of eyeware and include receivables from insurance reimbursements, credit card companies, merchandise, rent and license fee receivables. Notes receivable are from certain optometrists which have purchased optical equipment from the Company. Merchandise receivables result from product returned to vendors pending credit or exchange for new product.

     Inventory. Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method.

     The Company purchases approximately 33% of its frames, 44% of it lenses and 47% of its contacts from two principal vendors in each inventory category and while these suppliers provide a significant share of the eyewear used by the Company, eyewear is considered a commodity product and can be purchased from a number of other vendors on comparable terms. The Company believes its relationships with its existing vendors are satisfactory.

     Prepaid Expenses - Store Preopening Costs. In April 1998, the AICPA issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or services, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The Company adopted this SOP for the fiscal year ended January 1, 2000. The effect of the adoption of the SOP on the Company's results of operations was a write off of previously capitalized pre-opening and organization costs of $491, which was reflected as a cumulative effect of change in accounting principle during the first quarter of fiscal 1999. Additionally, the Company's 1999 charges to operations related to store opening costs were $467.

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

     Intangibles. Intangibles principally consist of the amounts of excess purchase price over the market value of acquired net assets ("goodwill"), management agreements, noncompete agreements, and a strategic alliance agreement. Goodwill is being amortized on a straight-line basis over a period of 25 years. The noncompete agreement intangibles, which are related to the Hour Eyes Acquisition, the Bizer Acquisition and the VTO Retail Acquisition, are being amortized over the life of the agreements on a straight-line basis.

     Other Assets. Other assets consist primarily of deferred debt financing costs associated with the Recapitalization. These costs are being amortized into expense over the life of the associated debt.

     Long-Lived Assets. Periodically, the Company evaluates the realizability of long-lived assets, including intangibles, based upon expectations of nondiscounted cash flows and operating income. If non-discounted cash flows and operating income is negative for a period of time, depending on the nature of the long-lived asset, the Company assesses the recoverability of the asset based on current market prices and discounted future cash flows; and if impairment is indicated, the asset is written down to the estimated market value through operations. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets exists at January 1, 2000.

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

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


     Revenue relating to these contracts is deferred and recognized on a straight-line basis over the life of the warranty contract (one year). Costs incurred to fulfill the warranty are expensed when incurred. Certain frame purchases include a one-year warranty period without requiring the separate purchase of a warranty contract. Reserves are established for the expected cost of repair related to these frame sales. At the end of fiscal 1998 and 1999, the Company has established a reserve of approximately $392 and $484, respectively, related to these warranties which is included in other accrued expenses on the accompanying balance sheet.

     Income Taxes. The Company records income taxes under FASB No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Revenue Recognition. Sales and related costs are recognized by the Company upon the sale of products at company-owned retail locations. Licensing fees collected from independent optometrists for using the Company's trade name "Master Eye Associates," insurance premiums and management fees are recognized when earned. Historically, the Company's highest sales occur in the first and third quarters.

     Advertising Costs. Advertising costs of the Company include costs related to broadcast and print media advertising expenses. The Company expenses production costs and media advertising costs the first time the advertising takes place. For the fiscal years ended 1997, 1998 and 1999, advertising costs amounted to approximately $24,611, $23,816 and $26,860, respectively.

     Interest Expense, Net. Interest expense, net consists of the following:

                                               YEAR-ENDED
                                 ----------------------------------
                                 JANUARY 3,  JANUARY 2,  JANUARY 1,
                                    1998        1999        2000
                                 ----------  ----------  ----------

     Interest expense            $ 14,380     $ 23,804   $ 25,092
     Interest income                 (642)      (2,227)      (407)
                                 --------     ---------  --------

     Interest expense, net       $ 13,738     $ 21,577   $ 24,685
                                 ========     =========  ========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with FASB No. 123, "Accounting for Stock-Based Compensation," the Company has continued to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issues to Employees," and, accordingly, recognized no compensation expense for the stock option grants.

     Comprehensive Income. As of January 4, 1998, the Company adopted FASB No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of Statement 130 had no impact on the Company's net income or shareholders' equity (deficit). There were no other components of comprehensive income other than net income (loss).

     Derivatives. Derivatives are used to hedge interest rate exposure by modifying the interest rate characteristics of related balance sheet instruments. The specific criteria for derivatives used for these purposes are described below. Derivatives used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the derivative contract. Derivatives currently used for hedging purposes include interest rate swaps. These swap transactions allow management to structure the interest rate sensitivity of the liability side of the Company's long-term debt. The fair value of derivative contracts are carried off-balance sheet and the unrealized gains or losses on derivative contracts are generally deferred. The interest component associated with derivatives used as hedges or to modify the interest rate characteristics of liabilities is recognized over the life of the contract in interest expense. Upon contract settlement or early termination, the cumulative change in the market value of such derivatives is recorded as an adjustment to the carrying value of the underlying liability and recognized in interest expense over the expected remaining life of the derivative contract. In instances where the underlying hedge instrument is repaid, the cumulative change in the value of the associated derivative is recognized immediately in earnings.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     In June 1998, the Financial Accounting Standards Board issued FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. In June 1999, FASB No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB 133 (an amendment of FASB 133), was issued, which delays the required adoption of FASB No. 133 by one year. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of FASB No. 133 will have on the earnings and financial position of the Company.

3. RELATED PARTY TRANSACTIONS

     The Company and THL Co. entered into a management agreement as of the closing date of the Recapitalization (the "Management Agreement"), pursuant to which THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the Recapitalization and related debt financing. In addition, pursuant to the Management Agreement, THL Co. received approximately $500 plus expenses in 1998 and 1999 for management and other consulting services provided to the Company. After a term of ten years from the closing date, April 24, 1998, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



4.  PREPAID EXPENSES AND OTHER

         Prepaid expenses and other consists of the following:

                                        JANUARY 2,      JANUARY 1,
                                           1999            2000
                                        ----------      ----------

          Prepaid insurance               $   787        $   387
          Prepaid store supplies            1,001            821
          Other                               498            306
                                        ---------        -------

                                          $ 2,286        $ 1,514
                                        =========        =======


5. PROPERTY AND EQUIPMENT

   Property and equipment, net consists of the following:

                                                        JANUARY 2,  JANUARY 1,
                                                           1999        2000
                                                        ----------  ----------

      Land                                               $  6,000    $  2,785
      Building                                              3,201       1,563
      Furniture and equipment                              77,775      91,421
      Leasehold improvements                               39,276      52,773
                                                         --------    --------
                                                          126,252     148,542

      Less accumulated depreciation and amortization      (58,134)    (74,053)
                                                         ---------   --------

      Property and equipment, net                        $ 68,118    $ 74,489
                                                         ========    ========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



6. INTANGIBLE ASSETS

     The following is a summary of the components of intangible assets along with the related accumulated amortization for the fiscal years then ended.

                                               JANUARY 2,  JANUARY 1,
                                                  1999        2000
                                               ----------  ----------

Goodwill and other                             $ 103,989    $ 133,257
Management agreement                               7,988        7,988
Less accumulated amortization                    (10,148)     (14,957)
                                               ---------    ---------
  Net                                            101,829      126,288
                                               ---------    ---------

Noncompete and strategic alliance agreements         826        4,365
Less accumulated amortization                       (196)        (745)
                                               ---------    ---------
  Net                                                630        3,620
                                               ---------    ---------
Intangibles, net                               $ 102,459    $ 129,908
                                               =========    =========


7. OTHER ACCRUED EXPENSES

   Other accrued expenses consists of the following:

                            JANUARY 2,  JANUARY 1,
                               1999        2000
                            ----------  ----------

Property taxes                $ 1,159   $   405
Professional fees                 478       690
Payroll and sales/use taxes       622     1,111
Store expenses                    952       885
Insurance                         230     1,110
Construction                    1,083        --
Advertising                     1,598     1,626
Severance and exit fees            --       404
Lease termination fees             --     2,055
Store closures                     --       702
Other                           2,064     1,585
                              -------   -------
Other accrued expenses        $ 8,186   $10,573
                              =======   =======

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



8.  LONG-TERM DEBT

     New Credit Facility. In connection with the Recapitalization, the amounts owed under the Amended Credit Facility were paid in full and the facility canceled. Simultaneously, the Company entered into a credit agreement (the "New Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"). At January 1, 2000, the Company had $52.0 million in term loans outstanding under the Term Loan Facility, $7.5 million under the Revolving Credit Facility and $69.2 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition. Borrowings made under the New Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% or the Base Rate (as defined in the New Credit Facility) plus 1.25%.

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

     In June 1994, the senior notes discussed above were exchanged for $70.0 million of publicly registered 12% Senior Notes. The Senior Notes contained substantially the same provisions as the senior notes described above.

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

     The Exchange Notes are senior uncollateralized obligations of the Company and will rank pari passu with all other indebtedness of the Company that by its terms other indebtedness is not subordinate to the Exchange Notes. In connection with the issuance of the Exchange Notes, the Company incurred approximately $11.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the Exchange Notes. The unamortized amount of debt issuance costs as of January 1, 2000 related to the Exchange Notes was $9.6 million.

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

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     The New Credit Facility contains additional restrictive covenants including a limitation on capital requirements, minimum interest coverage, maximum leverage ratio, minimum net worth and working capital requirements. As of January 1, 2000 the Company was in compliance with the financial reporting covenants.

    Capital Leases. In connection with the Visionworks Acquisition, the Company assumed an agreement to sublease land, buildings and equipment at eight operating locations. Under the terms of the agreement, the Company committed to purchase such properties for $10.0 million and to pay Eckerd Corporation an annual interest amount of $1.3 million.

    During the second quarter of 1999, a third party paid $8.6 million of the Company's $10.0 million capital lease obligations to the Eckerd Corporation. The Company simultaneously leased seven of these same properties under separate lease agreements, accounting for these transactions as sales leaseback transactions. The remaining capital lease obligation of $1.4 million under the original $10.0 million capital lease obligation was renewed as an operating lease. A gain of $0.5 million has been deferred related to the sales leaseback transactions.

    Additionally, in connection with the Bizer Acquisition, the Company assumed agreements to sublease equipment at the related operating locations. The Company has accounted for the equipment subleases and four of the property leases as capital leases and has recorded the assets, as shown below, and the future obligations on the balance sheet at $5.4 million. The remaining three property leases are being accounted for as operating leases.

                         JANUARY 2,      JANUARY 1,
                            1999            2000
                         ----------      ----------

Land                      $ 6,000         $ 2,857
Buildings and equipment     5,884           2,606
                          -------         -------

                          $11,884         $ 5,463
                          =======         =======

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


     The Company's scheduled future minimum lease payments for the next five fiscal years under the property and equipment capital leases are as follows:


     2000                                                      $ 1,216
     2001                                                        1,183
     2002                                                          909
     2003                                                          613
     2004                                                          659
                                                               -------
     Beyond 2004                                                 2,876
                                                               -------

     Total minimum lease payments                                7,456
                                                               -------

     Amounts representing interest                               1,993
                                                               -------

     Present value of minimum lease payments                   $ 5,463
                                                               =======



     Long-term debt outstanding, including capital lease obligations, consists of the following:

                                                    JANUARY 2,    JANUARY 1,
                                                       1999          2000
                                                    ----------    -----------

Exchange Notes, face amount of $150,000,
  net of unamortized debt discount of $461
  and $407, respectively                            $ 149,539       $ 149,593
New Credit Facility                                    85,100         121,211
Capital Lease Obligations                              11,884           5,463
Revolving Credit Facility                                  --           7,500
                                                    ---------       ---------
                                                      246,523         283,767
Less current portion                                   (3,578)        (10,799)
                                                    ---------       ---------
                                                    $ 242,945       $ 272,968
                                                    =========       =========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Future principal maturities for long-term debt and capital lease obligations are as follows:

     2000                                            $  10,799
     2001                                               31,710
     2002                                               40,047
     2003                                               39,171
     2004                                               10,027
     Beyond 2004                                       152,013
                                                     ---------

     Total future principal payments on debt         $ 283,767
                                                     =========


     As of the end of fiscal 1999, the fair value of the Company's Exchange Notes was approximately $110.0 million and the fair value of the capital lease obligations was approximately $5.4 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues and the estimated fair value of the capital lease obligation is based on the present value of estimated future cash flows. The carrying amount of the variable rate New Credit Facility approximates its fair value.

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

                                                                  WEIGHTED
    NOTIONAL AMOUNTS                    WEIGHTED AVERAGE       AVERAGE FLOATING
     JANUARY 1, 2000  MATURITY DATE      FIXED PAY RATE          RECEIVE RATE
    ----------------  -------------   ----------------------   ----------------

      $33.3 million       2000                 5.9%                  6.1%
      $33.3 million       2001                 5.9%                  6.1%

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


     Interest rate swap agreements effectively convert floating rates on long-term debt to fixed rates. The Company's intent is to reduce overall interest expense while maintaining an acceptable level of risk to interest rate fluctuations. The swap agreements specifically hedge a portion of both $50.0 million aggregate principle amount of the Company's Floating Interest Rate Subordinated Term Securities due 2008 and $50.0 million of the Company's Credit Facility, which consists of (i) the $55.0 million term loan facility; (ii) the $35.0 million revolving credit facility; and (iii) the $100.0 million acquisition facility. As market interest rates fluctuate, the unrealized gain or loss on the swap portfolio moves in relationship to the fair value of the underlying debt. The Company had an unrealized gain on the interest rate swap portfolio of $328 as of January 1, 2000. The change in the market value of these interest rate swaps is not recorded in the financial position or operations of the Company. Interest to be paid or received is accrued as an adjustment to interest expense. Upon termination of interest rate swaps, the fair value of the swaps is recorded through operations. If the hedged item is repaid early, the Company will evaluate if the swap agreement is to be redesignated or exited.

10. CONDENSED CONSOLIDATING INFORMATION

     The Exchange Notes described in Note 8 were issued by Eye Care Centers of America, Inc. ("ECCA") and are guaranteed by EAGI, MVC, VHI and Holdings but are not guaranteed by ODs. The guarantor subsidiaries are wholly owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) ECCA, as parent, as if it accounted for its subsidiaries on the equity method, (ii) EAGI, MVC, VHI and Holdings (the "Guarantor Subsidiaries"), and (iii) ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors. Fiscal 1997 is not presented herein as the non-guarantor ODs were consolidated starting in fiscal 1998 and prior to this date all subsidiaries were guarantors.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                          Consolidating Balance Sheet
                                January 2, 1999

                                                                     Guarantor                             Consolidated
ASSETS                                          Parent              Subsidiaries     ODs     Eliminations    Company
                                               ---------            ------------  ---------  ------------  ------------
Current assets:
   Cash and cash equivalents                   $   3,119              $   1,223   $     785    $      --    $   5,127
   Accounts and notes receivable                  83,553                 15,732       1,497      (94,329)       6,453
   Inventory                                      16,210                 10,766           1           --       26,977
   Prepaid expenses and other                      1,915                    331          40           --        2,286
  Deferred income taxes                              391                     --          --           --          391
                                               ---------              ---------   ---------    ---------    ---------
Total current assets                             105,188                 28,052       2,323      (94,329)      41,234

Property and equipment                            38,780                 29,338          --           --       68,118
Intangibles                                       19,488                 82,872          99           --      102,459
Other assets                                      10,606                    490          --           --       11,096
Investment in subsidiaries                         6,235                     --          --       (6,235)          --
                                               ---------              ---------   ---------    ---------    ---------
Total Assets                                   $ 180,297              $ 140,752   $   2,422    $(100,564)   $ 222,907
                                               =========              =========   =========    =========    =========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                            $  28,803              $  84,280   $   2,167    $ (94,329)   $  20,921
   Current portion of long-term debt               3,000                    578          --           --        3,578
   Deferred revenue                                3,497                  1,834          --           --        5,331
   Accrued payroll expense                         1,415                  1,373          --           --        2,788
   Accrued interest                                2,953                    390           4           --        3,347
   Other accrued expenses                          5,345                  2,753          88           --        8,186
                                               ---------              ---------   ---------    ---------    ---------
Total current liabilities                         45,013                 91,208       2,259      (94,329)      44,151
Deferred income taxes                                391                     --          --           --          391
Long-term debt, less current maturities          201,539                 41,306         100           --      242,945
Deferred rent                                      2,272                    974          --           --        3,246
Deferred gain                                      2,175                     --          --           --        2,175
                                               ---------              ---------   ---------    ---------    ---------
Total liabilities                                251,390                133,488       2,359      (94,329)     292,908
                                               ---------              ---------   ---------    ---------    ---------
Shareholders' equity/(deficit):
   Common stock                                       75                     --          --           --           75
   Preferred stock                                32,793                     --          --           --       32,793
   Additional paid-in capital                     59,866                  1,092          --           --       60,958
   Accumulated deficit                          (163,827)                 6,172          63       (6,235)    (163,827)
                                               ---------              ---------   ---------    ---------    ---------
Total shareholders' equity/(deficit)             (71,093)                 7,264          63       (6,235)     (70,001)
                                               ---------              ---------   ---------    ---------    ---------
                                               $ 180,297              $ 140,752   $   2,422    $(100,564)   $ 222,907
                                               =========              =========   =========    =========    =========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                     Consolidating Statements of Operations
                       For the Year Ended January 2, 1999



                                                                          Guarantor                                  Consolidated
                                                         Parent          Subsidiaries           ODs    Eliminations    Company
                                                        ---------        ------------        --------- ------------  ------------
Revenues:
   Optical sales                                        $ 147,973          $  79,545          $   7,718   $      --    $ 235,236
   Management fees                                          1,438              2,615                 --      (1,438)       2,615
   Investment earnings in subsidiaries                      2,398                 --                 --      (2,398)
                                                        ---------          ---------          ---------   ---------    ---------
Net revenues                                              151,809             82,160              7,718      (3,836)     237,851
Operating costs and expenses:
   Cost of goods sold                                      49,314             29,552              1,770          --       80,636
   Selling, general and administrative expenses            83,388             44,558              5,882      (1,438)     132,390
   Recapitalization and other expenses                     25,819                (16)                --          --       25,803
   Amortization of intangibles:
     Goodwill                                                 994              2,557                  1          --        3,552
     Noncompete and other intangibles                          --                153                 --          --          153
                                                        ---------          ---------          ---------   ---------    ---------
Total operating costs and expenses                        159,515             76,804              7,653      (1,438)     242,534
                                                        ---------          ---------          ---------   ---------    ---------
Income (loss) from operations                              (7,706)             5,356                 65      (2,398)      (4,683)
Interest expense, net                                      16,058              3,099                  2          --       19,159
In-substance defeased bonds

   Interest expense, net                                    2,418                 --                 --          --        2,418
                                                        ---------          ---------          ---------   ---------    ---------
Income (loss) before income taxes                         (26,182)             2,257                 63      (2,398)     (26,260)
Income tax expense                                             91                (78)                --          --           13
                                                        ---------          ---------          ---------   ---------    ---------
Net income (loss) before extraordinary item               (26,273)             2,335                 63      (2,398)     (26,273)
Extraordinary loss on early extinguishment of
   long-term debt                                           8,355                 --                 --          --        8,355
                                                        ---------          ---------          ---------   ---------    ---------
Net income (loss)                                       $ (34,628)         $   2,335          $      63   $  (2,398)   $ (34,628)
                                                        =========          =========          =========   =========    =========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                     Consolidating Statement of Cash Flows
                       For the Year Ended January 2, 1999

                                                                   Guarantor                             Consolidated
                                                       Parent     Subsidiaries    ODs      Eliminations    Company
                                                      ---------   ------------  ---------  ------------   ---------
Cash flows from operating activities:
Net income (loss)                                     $ (34,628)   $   2,335    $      63    $  (2,398)   $ (34,628)
Adjustments to reconcile net income (loss) to net
  Cash provided by operating activities:
    Depreciation                                          8,656        3,689           --           --       12,345
    Amortization of intangibles                             993        2,711            1           --        3,705
    Other amortization                                    1,415          163           --           --        1,578
    Amortization of deferred gain                          (159)          --           --           --         (159)
    Deferred revenue                                        494          160           --           --          654
    Deferred rent                                            99          105           --           --          204
    Other                                                (1,511)         996           --           --         (515)
    (Gain) loss on disposition of property and
        equipment                                           775         (142)          --           --          633
    Extraordinary loss on early extinguishment of
        long-term debt                                    8,355           --           --           --        8,355
Changes in operating assets and liabilities:
    Accounts and notes receivable                       (62,032)     (12,959)         (64)      74,866         (189)
    Inventory                                               669         (601)          --           --           68
    Prepaid expenses and other                              661          507           --           --        1,168
    Accounts payable and accrued liabilities             21,005       60,835           --      (74,866)       6,974
                                                      ---------    ---------    ---------    ---------    ---------

Net cash provided by (used in) operating activities     (55,208)      57,799           --       (2,398)         193
                                                      ---------    ---------    ---------    ---------    ---------

Cash flows from investing activities:
    Acquisition of property and equipment               (16,923)      (3,733)          --           --      (20,656)
    Proceeds from sale of property and equipment          1,011          185           --           --        1,196
    Payment received on notes receivable                      2          175           --           --          177
    Net outflow for the Bizer Acquisition                    --      (32,942)        (100)          --      (33,042)
    Purchase of investment securities - restricted      (76,618)          --           --           --      (76,618)
    Maturity of investment securities - restricted       78,400           --           --           --       78,400
    Investment in Subsidiaries                           (2,398)          --           --        2,398           --
    Reclass Mexico Retained Earning to Parent            (1,997)       1,997           --           --           --
                                                      ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) investing activities     (18,523)     (34,318)        (100)       2,398      (50,543)
                                                      ---------    ---------    ---------    ---------    ---------

                       EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                                                                    Guarantor                             Consolidated
                                                        Parent    Subsidiaries      ODs     Eliminations     Company
                                                      ---------   ------------  ---------   ------------   ----------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt          $ 204,511    $   30,000   $     100   $      --      $  234,611
    Proceeds from the issuance of common stock           71,140           --           --          --         71,140
    Proceeds from issuance of preferred stock            27,750           --           --          --         27,750
    Payments related to debt issuance                   (11,153)          --           --          --        (11,153)
    Payments to retire mandatorily redeemable
        preferred stock                                      --      (12,385)          --          --        (12,385)
    Stock buyback                                      (130,775)       1,385           --          --       (129,390)
    Recapitalization fees                               (12,733)          --           --          --        (12,733)
    Payments on debt and capital leases                 (70,000)     (42,917)          --          --       (112,917)
    Payment of call premium                              (4,200)          --           --          --         (4,200)
    Payment of in-substance defeased bonds
        interest expense, net                            (2,418)          --           --          --         (2,418)
                                                      ---------    ---------    ---------   ---------      ---------

Net cash provided by (used in) financing activities      72,122      (23,917)         100          --         48,305
                                                      ---------    ---------    ---------   ---------      ---------

Net decrease in cash and cash equivalents                (1,609)       (436)          --          --          (2,045)

Cash and cash equivalents at beginning of period          4,728        2,444           --          --          7,172
                                                      ---------    ---------    ---------   ---------      ---------

Cash and cash equivalents at end of period            $   3,119    $   2,008    $      --   $      --      $   5,127
                                                      =========    =========    =========   =========      =========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                           Consolidating Balance Sheet
                                 January 1, 2000

                                                      GUARANTOR                            CONSOLIDATED
ASSETS                                    PARENT     SUBSIDIARIES    ODS     ELIMINATIONS     COMPANY
                                         ---------   ------------ ---------  ------------  ------------
Current assets:
   Cash and cash equivalents             $     862    $   1,656   $   437    $     --       $    2,955
   Accounts and notes receivable           111,532        4,146     2,609      (107,072)        11,215
   Inventory                                16,463       12,330     1,353          --           30,146
   Prepaid expenses and other                1,026          444        44          --            1,514
   Deferred income taxes                       446         --        --            --              446
                                         ---------    ---------   -------    ----------     ----------
Total current assets                       130,329       18,576     4,443      (107,072)        46,276
Property and equipment                      44,153       30,336      --            --           74,489
Intangibles                                 18,805      111,008        95          --          129,908
Other assets                                 9,666        1,339      --            --           11,005
Investment in subsidiaries                   5,514         --        --          (5,514)          --
                                         ---------    ---------   -------    ----------     ----------
Total assets                             $ 208,467    $ 161,259   $ 4,538    $ (112,586)    $  261,678
                                         =========    =========   =======    ==========     ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                      $  16,899    $ 108,996   $ 3,950    $ (107,072)    $   22,773
   Current portion of long-term debt        10,000          799      --            --           10,799
   Deferred revenue                          4,213        1,919      --            --            6,132
   Accrued payroll expense                   1,884        2,944         4          --            4,832
   Accrued interest                          3,134          450      --            --            3,584
   Other accrued expenses                    6,615        3,750       208          --           10,573
                                         ---------    ---------   -------    ----------     ----------
Total current liabilities                   42,745      118,858     4,162      (107,072)        58,693
Deferred income taxes                          446                                                 446
Long-term debt, less current maturities    238,211       34,657       100          --          272,968
Deferred rent                                2,472        1,127      --            --            3,599
Deferred gain                                1,849          618      --            --            2,467
                                         ---------    ---------   -------    ----------     ----------
Total liabilities                          285,723      155,260     4,262      (107,072)       338,173
                                         ---------    ---------   -------    ----------     ----------
Shareholders' equity/(deficit):
   Common stock                                 74         --        --            --               74
   Preferred stock                          37,268         --        --            --           37,268
   Additional paid-in capital               54,977        1,092      (331)         --           55,738
   Accumulated deficit                    (169,575)       4,907       607        (5,514)      (169,575)
                                         ---------    ---------   -------    ----------     ----------
Total shareholders' equity/(deficit)       (77,256)       5,999       276        (5,514)       (76,495)
                                         ---------    ---------   -------    ----------     ----------
                                         $ 208,467    $ 161,259   $ 4,538    $ (112,586)    $  261,678
                                         =========    =========   =======    ==========     ==========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                     Consolidating Statements of Operations
                        For the Year Ended January 1,2000

                                                                   GUARANTOR                             CONSOLIDATED
                                                         PARENT  SUBSIDIARIES       ODS    ELIMINATIONS     COMPANY
                                                       --------- ------------    --------  ------------  ------------
Revenues:
   Optical sales                                       $ 157,171    $  93,499    $  40,119   $    --      $ 290,789
   Management fees                                          --         12,748         --        (9,742)       3,006
   Investment earnings in subsidiaries                      (739)        --           --           739         --
                                                       ---------    ---------    ---------   ---------    ---------
Net revenues                                             156,432      106,247       40,119      (9,003)     293,795
Operating costs and expenses:
   Cost of goods sold                                     52,437       35,591       10,156        --         98,184
   Selling, general and administrative expenses           86,603       64,265       29,020      (9,742)     170,146
   Amortization of intangibles:
     Goodwill                                              1,051        3,939            4        --          4,994
     Noncompete and other intangibles                         35          624         --          --            659
                                                       ---------    ---------    ---------   ---------    ---------
Total operating costs and expenses                       140,126      104,419       39,180      (9,742)     273,983
                                                       ---------    ---------    ---------   ---------    ---------
Income (loss) from operations                             16,306        1,828          939         739       19,812
Interest expense, net                                     21,740        2,937            8        --         24,685
                                                       ---------    ---------    ---------   ---------    ---------

Income (loss) before income taxes                         (5,434)      (1,109)         931         739       (4,873)
Income tax expense                                           (51)          48          387        --            384
                                                       ---------    ---------    ---------   ---------    ---------
Net income (loss) before cumulative effect of             (5,383)      (1,157)         544         739       (5,257)
    change in accounting principle and
    extraordinary item
Cumulative effect of change in accounting principle          365          126         --          --            491
                                                       ---------    ---------    ---------   ---------    ---------
Net income (loss)                                      $  (5,748)   $  (1,283)   $     544   $     739    $  (5,748)
                                                       =========    =========    =========   =========    =========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                      Consolidating Statement of Cash Flows
                       For the Year Ended January 1, 2000

                                                                   GUARANTOR                           CONSOLIDATED
                                                         PARENT   SUBSIDIARIES     ODS    ELIMINATIONS   COMPANY
                                                        --------- ------------  --------  ------------ ------------
Cash flows from operating activities:

Net income (loss)                                       $ (5,748)   $ (1,283)   $    544    $    739    $ (5,748)
Adjustments to reconcile net income (loss)
     to netcash provided by operating
     activities:

    Depreciation                                          11,164       5,446           0        --        16,610
    Amortization of intangibles                            1,050       4,599           4        --         5,653
    Other amortization                                     1,551        --          --          --         1,551
    Cumulative effect of change in
        accounting principle                                 365         126        --          --           491
    Amortization of deferred gain                           (326)       (129)       --          --          (455)
    Deferred revenue                                         716          85        --          --           801
    Deferred rent                                            200         153        --          --           353
    Other                                                   --          (176)       --          --          (176)
    (Gain) loss on disposition of property
        and equipment                                        387         338        --          --           725
    Expenses to affect capital lease retirement             --          (431)       --          --          (431)
Changes in operating assets and liabilities:

    Accounts and notes receivable                        (28,417)     14,460      (2,464)     12,743      (3,678)
    Inventory                                                524        (201)         (4)       --           319
    Prepaid expenses and other                              (557)       (851)       --          --        (1,408)
    Accounts payable and accrued liabilities             (11,850)     23,337       1,903     (12,743)        647
                                                        --------    --------    --------    --------    --------
Net cash provided by (used in) operating activities      (30,941)     45,473         (17)        739      15,254
                                                        --------    --------    --------    --------    --------

Cash flows from investing activities:
    Acquisition of property and equipment                (15,228)     (4,692)       --          --       (19,920)
    Net outflow for The VTO Retail Acquisition              --       (38,845)       --          --       (38,845)
    Proceeds from sale of property and equipment             170         (70)       --          --           100
    Purchase of retail outlet                               (368)       --          --          --          (368)
    Payment received on notes receivable                       4         173        --          --           177
    Investment in Subsidiaries                               739        --          --          (739)       --
                                                        --------    --------    --------    --------    --------
Net cash used in investing activities                    (14,683)    (43,434)       --          (739)    (58,856)
                                                        --------    --------    --------    --------    --------

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                                                   GUARANTOR                           CONSOLIDATED
                                                         PARENT   SUBSIDIARIES     ODS    ELIMINATIONS   COMPANY
                                                        --------- ------------  --------  ------------ ------------
Cash flows from financing activities:

    Proceeds from issuance of long-term debt             48,618        --          --           --       48,618
    Distribution to affiliated OD                          --          --          (331)        --         (331)
    Proceeds from the issuance of common stock              189        --          --           --          189
    Payments related to debt issuance                      --          (875)       --           --         (875)
    Stock buyback                                          (440)       --          --           --         (440)
    Payments on debt and capital leases                  (5,000)       (731)       --           --       (5,731)
                                                       --------    --------    --------    --------    --------
Net cash provided by (used in) financing activities      43,637      (1,606)       (331)        --       41,430
                                                       --------    --------    --------    --------    --------

Net decrease/(increase) in cash and cash equivalents     (2,257)        433        (348)        --      (2,172)

Cash and cash equivalents at beginning of period          3,119       1,223         785         --       5,127
                                                       --------    --------    --------    --------   --------

Cash and cash equivalents at end of period             $    862    $  1,656    $    437    $    --    $  2,955
                                                       ========    ========    ========    ========   ========

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


11.  PREFERRED STOCK


     During 1996, the Company issued 110,000 shares of Series A Cumulative Mandatorily Redeemable Exchangeable Pay-in-Kind Preferred Stock ("Preferred Stock"). In conjunction with the Recapitalization, the Company repurchased the Preferred Stock, canceled it and issued 300,000 shares of New Preferred Stock, par value $ .01 per share. Dividends on shares of New Preferred Stock are cumulative from the date of issue (whether or not declared) and will be payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded quarterly. Cumulative preferred dividends in arrears were $2.8 million and $7.3 million as of January 2, 1999 and January 1, 2000, respectively. The New Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets. The New Preferred Stock has no voting rights.


12.  SHAREHOLDERS' EQUITY

     Warrants. As discussed in Note 8, the Senior Notes were issued with detachable warrants entitling the holder to acquire, for no additional consideration, 0.4522 shares of common stock. In conjunction with the Recapitalization and the repayment of the Senior Notes, the warrants were issued and exercised.

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

     Following is a summary of activity in the plan for the years 1997 and 1998 and does not reflect the 12 for 1 stock split on April 24, 1998.

                                                    AVERAGE OPTION
                                                        PRICE              OPTIONS            OPTIONS
                                                     PER SHARE($)        OUTSTANDING        EXERCISABLE
                                                    --------------       -----------        -----------
     Outstanding - December 28, 1996                                          75,000             10,000
     Granted                                             31.00                    --                 --
     Became Exercisable                                  31.00                    --             28,333
     Canceled or expired                                                          --                 --
                                                                         -----------        -----------

     Outstanding - January 3, 1998                                            75,000             38,333
     Granted                                             31.00                    --                 --
     Became Exercisable                                  31.00                    --             36,667
     Exercised                                           31.00               (75,000)           (75,000)
                                                                         -----------        -----------

     Outstanding - January 2, 1999                                                --                 --
                                                                         ===========        ===========

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

     Following is a summary of activity in the plan for the years 1997 and 1998 and does not reflect the 12 for 1 stock split on April 24, 1998.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                      AVERAGE OPTION
                                                          PRICE             OPTIONS           OPTIONS
                                                       PER SHARE($)       OUTSTANDING       EXERCISABLE
                                                      --------------      -----------       -----------
     Outstanding - December 28, 1996                                          18,645           7,678
     Granted                                                                    --                --
     Became exercisable                                    31.00                --             8,584
     Canceled or expired                                                        --
                                                                          -----------       -----------

     Outstanding - January 3, 1998                                            18,645          16,262
     Granted                                                                    --                --
     Became exercisable                                    31.00                --             2,383
     Exercised                                             31.00             (18,645)        (18,645)
                                                                          -----------       -----------
     Outstanding - January 2, 1999                                              --                --
                                                                          ===========       ===========

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

     Following is a summary of activity in the plan for the years 1997 and 1998 and does not reflect the 12 for 1 stock split on April 24, 1998.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                                     AVERAGE OPTION
                                                          PRICE              OPTIONS          OPTIONS
                                                      PER SHARE($)         OUTSTANDING      EXERCISABLE
                                                     --------------        -----------      -----------
     Outstanding - December 28, 1996                                            91,000               --
     Granted                                        70.00 to 105.00             26,000               --
     Became exercisable                              31.00 to 65.00                 --            6,450
     Canceled or expired                                 31.00                  (7,500)            (200)
                                                                           -----------      -----------

     Outstanding - January 3, 1998                                             109,500            6,250
     Granted                                        70.00 to 105.00                 --               --
     Became exercisable                              31.00 to 65.00                 --          103,250
     Exercised                                      31.00 to 105.00           (109,500)        (109,500)
                                                                           -----------      -----------

     Outstanding - January 2, 1999                                                  --               --
                                                                           ===========      ===========

     1998 Executive Stock Option Plan. On April 25, 1998, the Company authorized a non-qualified stock option plan whereby key executives and senior officers may be offered options to purchase the Company's Common Stock. Under the plan, the exercise price set by the Board of Directors of the Company must at least equal the fair market value of the Company's Common Stock at the date of grant. The options begin vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50% provided the optionee is an employee of the Company on the anniversary date and shall expire 10 years after the date of grant. Under certain specified conditions the vesting schedule may be altered. During 1999, the Company granted options to purchase 122,000 shares under this plan at an option price of $10.41 per share. Following is a summary of activity in the plan for fiscal 1998 and 1999.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                               AVERAGE OPTION
                                                   PRICE              OPTIONS           OPTIONS
                                                PER SHARE($)        OUTSTANDING       EXERCISABLE
                                               --------------       -----------       -----------
     Outstanding - January 3, 1998                                            -              -
     Granted                                        10.41               482,000              -
     Became exercisable                                                       -              -
     Canceled or expired                            10.41               (12,500)             -
                                                                    -----------       -----------


     Outstanding - January 2, 1999                                      469,500              -
     Granted                                        10.41               122,000              -
     Became exercisable                                                       -         39,550
     Canceled or expired                            10.41               (76,500)          (250)

                                                                    -----------       -----------


     Outstanding - January 1, 2000                                      515,000         39,300
                                                                    ===========       ===========

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

     Subsequent to the Recapitalization, two directors were granted options to purchase 5,000 and 111,412 shares, respectively. Each option is exercisable at $10.41 per share and begin vesting one year after the date of grant in four installments of 10%, 15%, 25%, and 50% with such options expiring 10 years from the date of grant. Similarly, the Company's chief executive officer was granted options to purchase 371,376 shares. Each option is

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


exercisable at $10.41 per share and subject to a vesting schedule which will be one-half time based and one-half performance based. During 1999, one director was granted options to purchase 5,000 shares. Each option is exercisable at $10.41 per share and begin vesting one year after the date of grant in four installments of 25% with such options expiring 10 years from the date of grant.

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

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using the minimum value method with the following assumptions for 1997, 1998, and 1999 respectively: risk-free interest rates of 6%; no dividend yield; and a weighted-average expected life of the options of 4 years.

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

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income for fiscal year 1997, 1998 and 1999 are as follows:


                                  FISCAL            FISCAL           FISCAL
                                   1997              1998             1999
                                  ------            ------           ------
     Pro forma Net Loss           $ 4,802         $ (34,735)        $ (5,987)

     The pro forma calculations include only the effects of 1995 through 1999 grants. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.


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

13.  INCOME TAXES

     The provision for income taxes is comprised of the following:

                                             YEAR ENDED
                           ---------------------------------------------
                           JANUARY 3,        JANUARY 2,       JANUARY 1,
                              1998              1999             2000
                           ----------        ----------       ----------
     Current                $   335             $   13          $   384
     Deferred                    --                 --               --
                            -------             ------          -------
                            $   335             $   13          $   384
                            =======             ======          =======

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


     The reconciliation between the federal statutory tax rate at 34% and the Company's effective tax rate is as follows:

                                           JANUARY 3,      JANUARY 2,     JANUARY 1,
                                             1998             1999           2000
                                           -----------    ------------    -----------
     Expected tax expense (benefit)        $     1,887    $    (11,769)   $     (1,657)
     Goodwill                                      872           1,079           1,079
     Deferred rent                                 142             142              --
     Investment in foreign subsidiary               45              --              --
     Nondeductible meals and donations              29              26              32
     Change in valuation allowance              (2,294)          9,938           5,384
     Other                                         284             597            (336)
                                           ------------   ------------    ------------
                                           $        335   $         13    $        384
                                           ============   ============    ============

The above reconciliation takes into account certain entities that are consolidated for GAAP purposes but are not consolidated for tax purposes, therefore, the net operating loss carryforward can not offset the income from the non-consolidated entities.

The components of the net deferred tax assets are as follows:

                                                                 JANUARY 2,      JANUARY 1,
                                                                    1999            2000
                                                               ------------    ------------
Total deferred tax liabilities, current                        $        (37)   $       (140)
Total deferred tax liabilities, long-term                              (354)           (306)
Total deferred tax assets, current                                    3,274           3,192
Total deferred tax assets, long-term                                 13,944          19,465
Valuation allowance                                                 (16,827)        (22,211)
                                                               ------------    ------------
Net deferred tax assets                                        $       --      $       --
                                                               ============    ============

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

     The sources of the difference between the financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                 JANUARY 2,  JANUARY 1,
                                                   1999        2000
                                                 --------    --------
Deferred tax assets:
  Deferred rent                                 $    678    $    796
  Deferred compensation                             --            21
  Deferred revenue                                 1,402       1,477
  Net operating loss and credit carryforwards      9,535      12,320
  Inventory basis differences                        590         445
  Accrued salaries                                   433         768
  Property and equipment                           4,409       5,999
  Other                                              171         831
                                                --------    --------
  Total deferred tax assets                       17,218      22,657
  Valuation allowance                            (16,827)    (22,211)
                                                --------    --------
Net deferred tax assets                         $    391    $    446
                                                ========    ========

Deferred tax liabilities:
  Store pre-opening costs                       $    135    $   --
  Prepaid expense                                   --           116
  Goodwill                                          --           158
  Other                                              256         172
                                                --------    --------
Net deferred tax liability                      $    391    $    446
                                                ========    ========


     At January 1, 2000 and January 2, 1999, the Company had, subject to the limitations discussed below, net operating loss carryforwards for tax purposes of $36,236 and $28,044, respectively. These loss carryforwards will expire from 2008 through 2018 if not utilized.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

     Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance for deferred tax assets of $22,211 at January 1, 2000 and $16,827 at January 2, 1999.


14.  EMPLOYEE BENEFITS

     401 (K) Plan. The Company maintains a defined contribution plan whereby substantially all employees who have been employed for at least six consecutive months are eligible to participate. Contributions are made by the Company as a percentage of employee contributions. In addition, discretionary contributions may be made at the direction of the Company's Board of Directors. Total Company contributions were approximately $163, $127, and $156 for fiscal 1997, 1998 and 1999, respectively.

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

     Certain of the Company's lease agreements contain provisions for scheduled rent increases or provide for occupancy periods during which no rent payment is required. For financial statement purposes, rent expense is recorded based on the total rentals due over the entire lease term and charged to rent expense on a straight-line basis. The difference between the actual cash rentals paid and rent expenses recorded for financial statement purposes is recorded as a deferred rent obligation. At the end of fiscal years 1998 and 1999, deferred rent obligations aggregated approximately $3.2 million and $3.6 million, respectively.

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

     Rent expense for all locations, net of lease and sublease income, is as follows. For the purposes of this table, base rent expense includes common area maintenance costs. Common area maintenance costs were approximately 22, 21 and 20 percent of base rent expense for fiscal years 1997, 1998 and 1999.

                                             JANUARY 3,      JANUARY 2,      JANUARY 1,
                                                1998            1999            2000
                                            ------------    ------------    ------------
     Base rent expense                      $     24,007    $     26,204    $     31,604
     Rent as a percent of sales                      186             151             239
     Lease and sublease income                    (4,338)         (4,211)         (4,282)
                                            ------------    ------------    ------------
     Rent expense, net                      $     19,855    $     22,144    $     27,561
                                            ============    ============    ============

     Future minimum lease payments, excluding common area maintenance costs, net of future minimum lease and sublease income under noncancelable operating leases for the next five years and beyond are as follows:

                                OPERATING    LEASE AND    OPERATING
                                 RENTAL      SUBLEASE      LEASE
                                PAYMENTS      INCOME        NET
                               ----------   ----------   ----------
2000                           $   28,417   $    1,570   $   29,987
2001                               25,439        1,387       26,826
2002                               23,235        1,167       24,402
2003                               20,058          955       21,013
2004                               17,409          486       17,895
Beyond 2004                        59,662        1,272       60,934
                               ----------   ----------   ----------
Total minimum lease payments   $  174,220   $    6,837   $  181,057
                               ==========   ==========   ==========

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

                                                                     SCHEDULE II

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                                          CHARGED TO/       CHARGED TO/
                                          BALANCE AT       CREDITED        CREDITED FROM     DEDUCTIONS        BALANCE
                                         BEGINNING OF      FROM COSTS         OTHER             FROM          AT CLOSE
                                           PERIOD        AND EXPENSES        ACCOUNTS         RESERVE         OF PERIOD
                                         ------------    ------------      -------------     ----------       ---------

Allowance for doubtful accounts of
  current receivables:
  Year Ended January 3, 1998                 251,000              --             67,000           --            318,000
  Year ended January 2, 1999                 318,000              --            241,000           --            559,000
  Year ended January 1, 2000                 559,000         912,000                 --           --          1,471,000


Inventory obsolescence reserves:
  Year Ended January 3, 1998                 561,000              --                 --           --            561,000
  Year Ended January 2, 1999                 561,000          (9,000)           300,000           --            852,000
  Year Ended January 1, 2000                 852,000        (152,000)                --           --            700,000

                                 EXHIBIT INDEX


     EXHIBITS    DESCRIPTION
     --------    -----------

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

          2.9    Asset Purchase Agreement, date July 7,1999, by and among Eye
                 Care Centers of America, Inc., Vision Twenty-One, Inc., and The
                 Complete Optical Laboratory, Ltd., Corp. + (c)

          2.10 Letter Agreement, dated August 31,1999, amending and modifying that certain Asset Purchase Agreement, date July 7,199 by and among Eye Care Centers of America, Inc., Vision Twenty-One,
                 Inc., and The Complete Optical Laboratory, Inc., Corp. (d)

          2.11   Agreement Regarding Strategic Alliance. (d)

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

          10.2   1998 Stock Option Plan. (a)

          10.3   Amended and Restated Deferred Stock Plan of Eye Care Centers of
                 America, Inc. (a)

          10.4   Employment Agreement dated April 24, 1998 by and between Eye
                 Care Centers of America, Inc. and Bernard W. Andrews. (a)

          10.5   Stock Option Agreement dated April 24, 1998 by and between
                 Bernard W. Andrews and Eye Care Centers of America, Inc. (a)

          10.6   Form of Employment Agreement dated January 1, 1998 between Eye
                 Care Centers of America, Inc. and George Gebhardt. (a)

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

          10.28  Form of Stock Option Grant. (e)

          12.1   Statement re Computation of Ratios (e)

          21.1   List of subsidiaries of Eye Care Centers of America, Inc. (e)

          24.1 Powers of Attorney (contained on the signature pages of this report). (e)

          27.1   Financial Data Schedule. (e)

---------

        + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

        (a) Incorporated by reference from the Registration Statement on Form
            S-4 (File No. 333 - 56551).

        (b) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended January
            2,1999.

        (c) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended July
            3,1999.

        (d) Previously, provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended
            October 2,1999.

        (e) Filed herewith.