Form 10-Q
period 2000-04-01
EYE CARE CENTERS OF AMERICA INC
filed 2000-05-08
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000.

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 33 - 70572

                        EYE CARE CENTERS OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                              74-2337775
(State of other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification number)

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

                  Yes X                                No
                     ---                                 ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

               Class                                  Outstanding at May 3, 2000
               -----                                  --------------------------
   Common Stock, $.01 par value                            7,426,945 shares

================================================================================

                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX


                                                                                                      PAGE
                                                                                                     NUMBER
                                                                                                     ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets at January 1, 2000
                  and April 1, 2000 (Unaudited)..........................................................2

        Condensed Consolidated Statements of Income for the
                  Thirteen Weeks Ended April 3, 1999 (Unaudited)
                  and April 1, 2000 (Unaudited)..........................................................3

        Condensed Consolidated Statements of Cash Flows for the
                  Thirteen Weeks Ended April 3, 1999 (Unaudited)
                  and April 1, 2000 (Unaudited)..........................................................4

        Notes to Condensed Consolidated Financial Statements..........................................5-11

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................12-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk......................................17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings...............................................................................17

Item 6. Exhibits and Reports on Form 8-K.............................................................18-19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                             JANUARY 1,     APRIL 1,
                                                2000          2000
                                             ----------    ----------
ASSETS                                                    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents ............ $    2,955    $    1,843
      Accounts and notes receivable, net ...     11,215        13,263
      Inventory ............................     30,146        27,987
      Prepaid expenses and other ...........      1,514         4,987
      Deferred income taxes ................        446           446
                                             ----------    ----------
Total current assets .......................     46,276        48,526


PROPERTY & EQUIPMENT, net ..................     74,489        73,981
INTANGIBLE ASSETS, net .....................    129,908       128,291
OTHER ASSETS ...............................     11,005        10,508
                                             ----------    ----------
Total assets ............................... $  261,678    $  261,306
                                             ==========    ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Accounts payable ..................... $   22,773    $   20,429
      Deferred revenue .....................      6,132         6,826
      Current maturities of long-term debt..     10,799        12,824
      Accrued payroll expense ..............      4,832         4,964
      Accrued interest .....................      3,584         7,036
      Other accrued expenses ...............     10,573        10,361
                                             ----------    ----------
Total current liabilities ..................     58,693        62,440

LONG-TERM DEBT, less current maturities ....    272,968       265,379
DEFERRED INCOME TAXES ......................        446           446
DEFERRED RENT ..............................      3,599         3,724
DEFERRED GAIN ..............................      2,467         2,409
                                             ----------    ----------
Total liabilities ..........................    338,173       334,398
                                             ----------    ----------


SHAREHOLDERS' DEFICIT:
      Common stock .........................         74            74
      Preferred stock ......................     37,268        38,479
      Additional paid-in capital ...........     55,738        54,454
      Accumulated deficit ..................   (169,575)     (166,099)
                                             ----------    ----------
Total shareholders' deficit ................    (76,495)      (73,092)
                                             ----------    ----------
                                             $  261,678    $  261,306
                                             ==========    ==========

            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             (dollars in thousands)


                                                                                THIRTEEN WEEKS
                                                                                    ENDED
                                                                          -------------------------
                                                                            APRIL 3,      APRIL 1,
                                                                              1999          2000
                                                                          -----------   -----------
                                                                          (Unaudited)   (Unaudited)
NET REVENUES:
      Optical sales ....................................................  $    74,364   $    95,019
      Management fee ...................................................          710           616
                                                                          -----------   -----------
Total net revenues .....................................................       75,074        95,635

OPERATING COSTS AND EXPENSES:
      Cost of goods sold ...............................................       24,878        30,312
      Selling, general and administrative expenses .....................       40,133        52,959
      Amortization of intangibles ......................................        1,175         1,849
                                                                          -----------   -----------
Total operating costs and expenses .....................................       66,186        85,120
                                                                          -----------   -----------

INCOME FROM OPERATIONS .................................................        8,888        10,515

INTEREST EXPENSE, NET ..................................................        5,998         6,904

INCOME TAX EXPENSE .....................................................           75           135
                                                                          -----------   -----------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ..        2,815         3,476

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ....................          491            --
                                                                          -----------   -----------

NET INCOME .............................................................  $     2,324   $     3,476
                                                                          ===========   ===========



            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)


                                                                     THIRTEEN       THIRTEEN
                                                                    WEEKS ENDED    WEEKS ENDED
                                                                      APRIL 3,       APRIL 1,
                                                                       1999           2000
                                                                    -----------    -----------
                                                                    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ................................................   $     2,324    $     3,476
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ..........................         4,729          6,975
         Other amortization .....................................           381            450
         Cumulative effect of change in accounting principle ....           491             --
         Deferred liabilities and other .........................           293            724
         (Gain)/loss on disposition of property and equipment ...           (22)            43
      Decrease in operating assets and liabilities ..............          (333)        (2,333)
                                                                    -----------    -----------
Net cash provided by operating activities .......................         7,863          9,335
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment .....................        (4,434)        (4,220)
      Proceeds from sale of property and equipment ..............            16             50
      Purchase of retail outlet .................................          (375)            --
      Payments received on notes receivable .....................            23             16
                                                                    -----------    -----------
Net cash used for investing activities ..........................        (4,770)        (4,154)
                                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on debt and capital leases .......................          (146)        (6,242)
      Repurchase of common stock ................................          (400)            --
      Distribution to affiliated OD .............................            --            (51)
                                                                    -----------    -----------
Net cash used for financing activities ..........................          (546)        (6,293)
                                                                    -----------    -----------

NET INCREASE/(DECREASE) IN CASH .................................         2,547         (1,112)
CASH AND CASH EQUIVALENTS, beginning of period ..................         5,127          2,955
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period ........................   $     7,674    $     1,843
                                                                    ===========    ===========



            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain private optometrists (the "ODs"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation.

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2000 ("fiscal 2000"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 1, 2000 ("fiscal 1999").

2. RELATED PARTY TRANSACTIONS

         The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (the "Management Agreement"). After a term of ten years from the closing date, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the thirteen week periods ended April 3, 1999 and April 1, 2000, the Company incurred $125,000, respectively, related to the agreement.

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

4. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (DOLLARS IN THOUSANDS)

                                                                           THIRTEEN                 THIRTEEN
                                                                          WEEKS ENDED              WEEKS ENDED
                                                                           APRIL 3,                 APRIL 1,
                                                                             1999                     2000
                                                                          -----------              -----------
                                                                          (UNAUDITED)              (UNAUDITED)
Cash paid for interest................................................    $     2,107              $     2,920
Dividends accrued on preferred stock..................................    $     1,065              $     1,211
Obligations incurred for capital lease................................    $        --              $       665

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

                                                              Weighted Average       Weighted Average
              Notional Amounts                 Maturity           Fixed Pay          Floating Receive
                April 1, 2000                    Date               Rate                   Rate
       --------------------------------     --------------- ---------------------- ----------------------
             $ 33.3 million                    May 1, 2000        5.9%                    6.1%
             $ 33.3 million                    May 1, 2001        5.9%                    6.1%

         Interest rate swap agreements effectively convert floating rates on long-term debt to fixed rates. The Company's intent is to reduce overall interest expense while maintaining an acceptable level of risk to interest rate fluctuations. The swap agreements specifically hedge a portion of both $50.0 million aggregate principle amount of the Company's Floating Interest Rate Subordinated Term Securities due 2008 and $50.0 million of the Company's Credit Facility, which consists of (i) the $55.0 million term loan facility; (ii) the $35.0 million revolving credit facility; and (iii) the $100.0 million acquisition facility. As market interest rates fluctuate, the unrealized gain or loss on the swap portfolio moves in relationship to the fair value of the underlying debt. The Company had an unrealized gain on the interest rate swap portfolio of $377,274 as of April 1, 2000. The change in the market value of these interest rate swaps is not recorded in the financial position or operations of the Company. Interest to be paid or received is accrued as an adjustment to interest expense. Upon termination of interest rate swaps, the fair value of the swaps is recorded through operations. If the hedged item is repaid early, the Company will evaluate if the swap agreement is to be redesignated or exited.

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

         Preopening Costs. On January 3, 1999, the Company adopted the AICPA'S Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or services, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The effect of the adoption of the SOP on the Company's result of operations was a write-off of previously capitalized pre-opening and organization costs of $491,000, which is reflected as a cumulative effect of change in accounting principle during the first quarter of fiscal 1999. Additionally, for the thirteen week periods ended April 3, 1999 and April 1, 2000, the Company's charges to operations were $249,634 and $69,498, respectively, related to store opening costs.

7. CONDENSED CONSOLIDATING INFORMATION

     The $100,000,000 in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $50,000,000 in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 were issued by the Company and are guaranteed by its subsidiaries (the "Guarantor Subsidiaries") but are not guaranteed by ODs. The Guarantor Subsidiaries are wholly owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) Eye Care Centers of America, as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.

                           CONSOLIDATING BALANCE SHEET
                                 JANUARY 1, 2000

                                                           Guarantor                                     Consolidated
ASSETS                                       Parent       Subsidiaries        ODs        Eliminations      Company
                                          ------------    ------------   ------------    ------------    ------------
Current assets:
   Cash and cash equivalents              $        862    $      1,656   $        437    $         --    $      2,955
   Accounts and notes receivable               111,532           4,146          2,609        (107,072)         11,215
   Inventory                                    16,463          12,330          1,353              --          30,146
   Prepaid expenses and other                    1,026             444             44              --           1,514
  Deferred income taxes                            446              --             --              --             446
                                          ------------    ------------   ------------    ------------    ------------
Total current assets                           130,329          18,576          4,443        (107,072)         46,276

Property and equipment                          44,153          30,336             --              --          74,489
Intangibles                                     18,805         111,008             95              --         129,908
Other assets                                     9,666           1,339             --              --          11,005
Investment in subsidiaries                       5,514              --             --          (5,514)             --
                                          ------------    ------------   ------------    ------------    ------------
Total assets                              $    208,467    $    161,259   $      4,538    $   (112,586)   $    261,678
                                          ============    ============   ============    ============    ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                       $     16,899    $    108,996   $      3,950    $   (107,072)   $     22,773
   Deferred revenue                              4,213           1,919             --              --           6,132
   Current portion of long-term debt            10,000             799             --              --          10,799
   Accrued payroll expense                       1,884           2,944              4              --           4,832
   Accrued interest                              3,134             450             --              --           3,584
   Other accrued expenses                        6,615           3,750            208              --          10,573
                                          ------------    ------------   ------------    ------------    ------------
Total current liabilities                       42,745         118,858          4,162        (107,072)         58,693
Deferred income taxes                              446                                                            446
Long-term debt, less current maturities        238,211          34,657            100              --         272,968
Deferred rent                                    2,472           1,127             --              --           3,599
Deferred gain                                    1,849             618             --              --           2,467
                                          ------------    ------------   ------------    ------------    ------------
Total liabilities                              285,723         155,260          4,262        (107,072)        338,173
                                          ------------    ------------   ------------    ------------    ------------
Shareholders' equity/(deficit):
   Common stock                                     74              --             --              --              74
   Preferred stock                              37,268              --             --              --          37,268
   Additional paid-in capital                   54,977           1,092           (331)             --          55,738
   Accumulated deficit                        (169,575)          4,907            607          (5,514)       (169,575)

Total shareholders' equity/(deficit)           (77,256)          5,999            276          (5,514)        (76,495)
                                          ------------    ------------   ------------    ------------    ------------
                                          $    208,467    $    161,259   $      4,538    $   (112,586)   $    261,678
                                          ============    ============   ============    ============    ============

                         CONSOLIDATING INCOME STATEMENT
                   FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1999

                                                                  Guarantor                                    Consolidated
                                                     Parent      Subsidiaries       ODs        Eliminations      Company
                                                  ------------   ------------   ------------   ------------    ------------
Optical sales                                     $     42,092   $     22,036   $     10,236   $         --    $     74,364
Management fees                                          2,009            710             --         (2,009)            710
Investment earnings in subsidiaries                      2,487             --             --         (2,487)
                                                  ------------   ------------   ------------   ------------    ------------
Net revenues                                            46,588         22,746         10,236         (4,496)         75,074
Operating costs and expenses:
   Cost of goods sold                                   13,724          8,364          2,790             --          24,878
   Selling, general and administrative expenses         24,735         10,702          6,705         (2,009)         40,133
   Amortization of intangibles                             248            926              1             --           1,175
                                                  ------------   ------------   ------------   ------------    ------------
Total operating costs and expenses                      38,707         19,992          9,496         (2,009)         66,186
                                                  ------------   ------------   ------------   ------------    ------------
Income (loss) from operations                            7,881          2,754            740         (2,487)          8,888
Interest expense, net                                    5,117            879              2             --           5,998
Income tax expense                                          75             --             --             --              75
                                                  ------------   ------------   ------------   ------------    ------------
Net income (loss) before extraordinary item              2,689          1,875            738         (2,487)          2,815
Cumulative effect of change in accounting                  365            126             --             --             491
   principle
                                                  ------------   ------------   ------------   ------------    ------------
Net income (loss)                                 $      2,324   $      1,749   $        738   $     (2,487)   $      2,324
                                                  ============   ============   ============   ============    ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1999

                                                               Guarantor                                      Consolidated
                                                 Parent       Subsidiaries        ODs         Eliminations      Company
                                              ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                             $      2,324    $      1,749    $        738    $     (2,487)   $      2,324
Adjustments to reconcile net income (loss)
     to net
Cash provided by operating activities:
    Depreciation and amortization                    2,724           2,004               1              --           4,729
    Other amortization                                 381              --              --              --             381
    Cumulative effect of change in                     365             126              --              --             491
        accounting principle
    Deferred liabilities and other                     293              --              --              --             293
    (Gain) loss on disposition of property
        and equipment                                  (22)             --              --              --             (22)
    Increase/(decrease) in operating assets
        and liabilities                             (1,525)          1,931            (739)             --            (333)
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) operating
     activities                                      4,540           5,810              --          (2,487)          7,863
                                              ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment           (3,835)           (599)             --              --          (4,434)
    Proceeds from sale of property and                  16              --              --              --              16
        equipment
    Purchase of retail outlet                         (375)             --              --              --            (375)
    Payment received on notes receivable                23              --              --              --              23
    Investment in Subsidiaries                      (2,487)             --              --           2,487              --
                                              ------------    ------------    ------------    ------------    ------------
Net cash provided by (used in) investing
     activities                                     (6,658)           (599)             --           2,487          (4,770)
                                              ------------    ------------    ------------    ------------    ------------

Cash flows from financing activities:
    Payments on debt and capital leases                 --            (146)             --              --            (146)
    Repurchase of common stock                        (400)             --              --              --            (400)
                                              ------------    ------------    ------------    ------------    ------------

Net cash used in financing  activities                (400)          (146)              --              --            (546)
                                              ------------    ------------    ------------    ------------    ------------

Net decrease in cash and cash equivalents           (2,518)          5,065              --              --           2,547

Cash and cash equivalents at beginning of
     period                                          3,119           2,008              --              --           5,127
                                              ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period    $        601    $      7,073    $         --    $         --    $      7,674
                                              ============    ============    ============    ============    ============

                           CONSOLIDATING BALANCE SHEET
                                  APRIL 1, 2000

                                                           Guarantor                                     Consolidated
ASSETS                                       Parent       Subsidiaries       ODs         Eliminations       Company
                                          ------------    ------------   ------------    ------------    ------------
Current assets:
   Cash and cash equivalents              $       (567)   $      1,806   $        604    $         --    $      1,843
   Accounts and notes receivable               110,217          26,901          3,019        (126,874)         13,263
   Inventory                                    15,134          11,582          1,271              --          27,987
   Prepaid expenses and other                    2,805           2,134             48              --           4,987
   Deferred income taxes                           446              --             --              --             446
                                          ------------    ------------   ------------    ------------    ------------
Total current assets                           128,035          42,423          4,942        (126,874)         48,526

Property and equipment                          43,290          30,691             --              --          73,981
Intangibles                                     18,541         109,656             94              --         128,291
Other assets                                     9,302           1,206             --              --          10,508
Investment in subsidiaries                      11,090              --             --         (11,090)             --
                                          ------------    ------------   ------------    ------------    ------------
Total assets                              $    210,258    $    183,976   $      5,036    $   (137,964)   $    261,306
                                          ============    ============   ============    ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                             17,069         126,490          3,744        (126,874)         20,429
   Deferred revenue                              4,549           2,271              6              --           6,826
   Current maturities of long-term debt         12,000             824             --              --          12,824
   Accrued payroll expense                       2,239           2,721              4              --           4,964
   Accrued interest                              6,383             653             --              --           7,036
   Other accrued expenses                        6,840           3,292            229              --          10,361
                                          ------------    ------------   ------------    ------------    ------------
Total current liabilities                       49,080         136,251          3,983        (126,874)         62,440
Deferred income taxes                              446              --             --              --             446
Long-term debt, less current maturities        230,221          35,058            100              --         265,379
Deferred rent                                    2,504           1,220             --              --           3,724
Deferred gain                                    1,809             600             --              --           2,409
                                          ------------    ------------   ------------    ------------    ------------
Total liabilities                              284,060         173,129          4,083        (126,874)        334,398
                                          ------------    ------------   ------------    ------------    ------------
Shareholders' equity/(deficit):
   Common stock                                     74              --             --              --              74
   Preferred stock                              38,479              --             --              --          38,479
   Additional paid-in capital                   53,744           1,091           (381)             --          54,454
   Accumulated deficit                        (166,099)          9,756          1,334         (11,090)       (166,099)
                                          ------------    ------------   ------------    ------------    ------------
Total shareholders' equity/(deficit)           (73,802)         10,847            953         (11,090)        (73,092)
                                          ------------    ------------   ------------    ------------    ------------
                                          $    210,258    $    183,976   $      5,036    $   (137,964)   $    261,306
                                          ============    ============   ============    ============    ============


                         CONSOLIDATING INCOME STATEMENT
                   FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2000

                                                                  Guarantor                                    Consolidated
                                                     Parent      Subsidiaries       ODs        Eliminations      Company
                                                  ------------   ------------   ------------   ------------    ------------
Optical sales                                     $     47,703   $     32,006   $     15,310   $         --    $     95,019
Management fees                                             --          6,022             --         (5,406)            616
Investment earnings in subsidiaries                      5,580             --             --         (5,580)             --
                                                  ------------   ------------   ------------   ------------    ------------
Net revenues                                            53,283         38,028         15,310        (10,986)         95,635
Operating costs and expenses:
   Cost of goods sold                                   15,001         12,127          3,184             --          30,312
   Selling, general and administrative expenses         28,285         18,684         11,396         (5,406)         52,959
   Amortization of intangibles                             314          1,534              1             --           1,849
                                                  ------------   ------------   ------------   ------------    ------------
Total operating costs and expenses                      43,600         32,345         14,581         (5,406)         85,120
                                                  ------------   ------------   ------------   ------------    ------------
Income (loss) from operations                            9,683          5,683            729         (5,580)         10,515
Interest expense, net                                    6,111            791              2             --           6,904
Income tax expense                                          96             39             --             --             135
                                                  ------------   ------------   ------------   ------------    ------------
Net income (loss)                                 $      3,476   $      4,853   $        727   $     (5,580)   $      3,476
                                                  ============   ============   ============   ============    ============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2000

                                                               Guarantor                                      Consolidated
                                                 Parent       Subsidiaries         OD         Eliminations      Company
                                              ------------    ------------    ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                             $      3,476    $      4,853    $        727    $     (5,580)   $      3,476
Adjustments to reconcile net income (loss)
     to net
Cash provided by operating activities:
    Depreciation and amortization                    3,484           3,490               1              --           6,975
    Other amortization                                 337             113              --              --             450
    Deferred liabilities and other                     368             350               6              --             724
    (Gain) loss on disposition of property
        and equipment                                   43              --              --              --              43
    Increase/(decrease) in operating assets
        and liabilities                              5,224          (7,041)           (516)             --          (2,333)
                                              ------------    ------------    ------------    ------------    ------------

Net cash provided by (used in) operating
     activities                                     12,932           1,765             218          (5,580)          9,335
                                              ------------    ------------    ------------    ------------    ------------

Cash flows from investing activities:
    Acquisition of property and equipment           (2,829)         (1,391)             --              --          (4,220)
    Proceeds from sale of property and
        equipment                                       50              --              --              --              50
    Payment received on notes receivable                --              16              --              --              16
    Investment in Subsidiaries                      (5,580)             --              --           5,580              --
                                              ------------    ------------    ------------    ------------    ------------

Net cash provided by (used in) investing
     activities                                     (8,359)         (1,375)             --           5,580          (4,154)
                                              ------------    ------------    ------------    ------------    ------------

Cash flows from financing activities:
    Payments on debt and capital leases             (6,002)           (240)             --              --          (6,242)
    Distribution to affiliated OD                       --              --             (51)             --             (51)
                                              ------------    ------------    ------------    ------------    ------------

Net cash used in financing activities               (6,002)           (240)            (51)             --          (6,293)
                                              ------------    ------------    ------------    ------------    ------------

Net decrease in cash and cash equivalents           (1,429)            150             167              --          (1,112)

Cash and cash equivalents at beginning of
     period                                            862           1,656             437              --           2,955
                                              ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period    $       (567)   $      1,806    $        604    $         --    $      1,843
                                              ============    ============    ============    ============    ============

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Eye Care Centers of America, Inc. is the third largest retail optical chain in the United States as measured by net revenues, operating 361 stores, 283 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Vision World" and "Eye DRx." The Company operates in the $5.0 billion retail optical chain sector of the $16.0 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry, (iv) new product innovations and (v) the greater frequency of eyewear purchases.

     The industry is highly fragmented and is undergoing significant consolidation. Under the current management team, the Company has successfully acquired and integrated four acquisitions.

     o In September 1996, the Company acquired Visionworks Holdings, Inc. and its subsidiaries, a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.C.

     o In September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries with ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C., a Virginia professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C. (the "PC"), and simultaneously entered into long-term management agreements with the PC to manage the PC's twelve stores in Virginia.

     o In September 1998, the Company acquired (the "Bizer Acquisition) certain of the assets of Dr. Bizer's VisionWorld, PLLC and related entities, a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such nineteen stores.

     o In August 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") substantially all of the assets used to operate an aggregate of 76 retail eyewear outlets (the "VTO Retail Acquisition") located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the tradename "Vision World," in Wisconsin operating under the tradename "Stein Optical," and in New Jersey operating under the tradename "Eye DRx." Simultaneously, the Company assumed the rights and obligations under a management agreement with a private optometrist to manage the nineteen Eye DRx stores.

         Concurrent with the closing of the VTO Retail Acquisition, the Company entered into a strategic alliance with Vision Twenty-One involving their respective managed care programs, optometry and ophthalmology practices and the co-marketing of Vision Twenty-One's refractive surgery program. Additionally, Vision Twenty-One currently manages 21 optometric practices in Florida and 6 in Texas which are located in or adjacent to the Company's stores. On October 25, 1999, Vision Twenty-One announced it has developed an initial plan to substantially exit the business of managing practices of optometry and ophthalmology and the discontinuation of select managed care contracts that are not consistent with its business plan. In connection with Vision Twenty-One exiting of this business, the Company has subleased to a private optometrist the spaces adjacent to 10 of its Arizona retail locations which were previously occupied by Vision Twenty-One, and entered into a long-term management agreement with such private optometrist to manage its optometric practices at these locations. Additionally, Vision Twenty-One announced in January 2000 that it has agreed to a merger with Opticare Health Systems, Inc., subject to shareholder approval from both companies. In light of the foregoing, the status of the strategic alliance with Vision Twenty-One and the impact on the Company's stores located adjacent to the optometric practices managed by Vision Twenty-One is uncertain.

         Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed care contracts aggressively in order to help the Company's retail business grow and over the past four years has devoted significant management resources to the development of its managed care business. While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins, as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed care contracts more than offsets the lower average ticket price. During fiscal year 1999, approximately 26% of the Company's total revenues were derived from managed care programs. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local markets shares, broad geographic coverage and sophisticated information management and billing systems.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain statement of income data as a percentage of net revenues.

                                                          THIRTEEN
                                                         WEEKS ENDED
                                                     --------------------
                                                     APRIL 3,    APRIL 1,
                                                       1999        2000
                                                     --------    --------
STATEMENT OF INCOME DATA:
NET REVENUES:
      Optical sales                                      99.1%       99.4%
      Management fee                                      0.9         0.6
                                                     --------    --------
Total net revenues                                      100.0       100.0

OPERATING COSTS AND EXPENSES:
      Cost of goods sold                                 33.5*       31.9*
      Selling, general and administrative expenses       54.0*       55.7*
      Amortization of intangibles                         1.6         1.9
                                                     --------    --------

Total operating costs and expenses                       88.2        89.0
                                                     --------    --------

INCOME FROM OPERATIONS                                   11.8        11.0

INTEREST EXPENSE, NET                                     8.0         7.3

INCOME TAX EXPENSE                                        0.1         0.1
                                                     --------    --------


NET INCOME BEFORE CHANGE IN ACCOUNTING PRINCIPLE          3.7         3.6

CHANGE IN ACCOUNTING PRINCIPLE                            0.6          --
                                                     --------    --------

NET INCOME                                                3.1%        3.6%
                                                     ========    ========

*  Percentages based on optical sales only

THE THIRTEEN WEEKS ENDED APRIL 1, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 3, 1999.

Net Revenues. The increase in net revenues to $95.6 million for the thirteen weeks ended April 1, 2000 from $75.1 million for the thirteen weeks ended April 3, 1999 was largely the result of the VTO Retail Acquisition, an increase in comparable store sales of 4.3% and revenues from stores open less than twelve months of $2.7 million. The VTO Retail Acquisition resulted in an increase in net revenues of $14.6 million during the first thirteen weeks of fiscal 2000.

     Gross Profit. Gross profit increased to $65.3 million for the thirteen weeks ended April 1, 2000 from $50.2 million for the thirteen weeks ended April 3, 1999. Gross profit as a percentage of optical sales increased to 68.1% for the thirteen weeks ended April 1, 2000 as compared to 66.5% for the thirteen weeks ended April 3, 1999. This percentage increase was largely due to improved buying efficiencies and a successful change in mix towards a lower cost lens.

Selling General & Administrative Expenses (SG&A). SG&A increased to $53.0 million for the thirteen weeks ended April 1, 2000 from $40.1 million for the thirteen weeks ended April 3, 1999. SG&A as a percentage of optical sales increased to 55.7% for the thirteen weeks ended April 1, 2000 from 54.0% for the thirteen weeks ended April 3, 1999. This percentage increase was due primarily to the inclusion of doctor payroll expenses for the stores acquired through the VTO Retail Acquisition and increases in store payroll as a result of purchasing lower volume stores in the VTO Retail Acquisition. These increased costs were partially offset by savings realized through economies of scale achieved in advertising.

Amortization Expense. Amortization expense increased to $1.8 million for the thirteen weeks ended April 1, 2000 from $1.2 million for the thirteen weeks ended April 3, 1999. This increase was due to amortization of the goodwill related to the VTO Retail Acquisition, which was completed during the third quarter of 1999.

Net Interest Expense. Net interest expense increased to $6.9 million for the thirteen weeks ended April 1, 2000 from $6.0 million for the thirteen weeks ended April 3, 1999. This increase was due to the increased borrowings related to the acquisition.

Change in Accounting Principle. A charge of $0.5 million due to the write-off of store preopening costs and organization costs related to the adoption of SOP 98-5 was recorded during the thirteen weeks ended April 3, 1999.

Net Income. Net income increased to $3.5 million for the thirteen weeks ended April 1, 2000 from net income of $2.3 million for the thirteen weeks ended April 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities have provided net cash of $9.3 million for the thirteen weeks ended April 1, 2000 as compared to $7.9 million for the thirteen weeks ended April 3, 1999. As of April 1, 2000, the Company had $1.8 million of cash available to meet the Company's obligations.

         Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for the stores and maintenance of existing facilities. Capital expenditures for the thirteen weeks ended April 1, 2000 were $4.2 million. Capital expenditures for 2000 are anticipated to be approximately $20 million. Of the 2000 capital expenditures, approximately $16.2 million are expected to be related to new stores and approximately $3.8 million are expected to be for maintenance of existing facilities.

         On April 24, 1998, the Company entered into a credit agreement (the "Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"). The proceeds of the "New Credit Facility" were used to pay long-term debt outstanding under the previous credit facility. At April 1, 2000, the Company had $51.0 million in term loans outstanding under the Term Loan Facility, $2.5 million outstanding under the Revolving Credit Facility, $69.2 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition, $149.6 million in notes payable outstanding and $5.9 million in capital lease obligations. Borrowings made under the New Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% or the Base Rate (as defined in the New

Credit Facility) plus 1.25%. The Term Loan Facility matures five years from the closing date of the New Credit Facility and will amortize quarterly in aggregate annual principal amounts of approximately $0.0 million, $4.0 million, $12.0 million, $18.0 million, and $21.0 million, respectively, for years one through five after April 24, 1998.

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

SEASONALITY AND QUARTERLY RESULTS

         The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third fiscal quarters; however, the opening of new stores and the VTO Retail Acquisition may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended." All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Commission and under the heading "Government Regulation" in the Company's Annual Report on Form 10-K for 1999 as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT STATEMENTS ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO
(I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS, (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION, (V) CONTINUING IMPACT OF REFRACTIVE SURGERY, (VI) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS AND (VII) THE ABILITY OF THE COMPANY TO MAKE AND INTEGRATE ACQUISITIONS.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the first quarter of fiscal 2000. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 1, 2000.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that the management of the Company has deemed to be material to the business or financial condition of the Company that have arisen during the first quarter of fiscal 2000. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 1, 2000.

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

              2.8 Letter Agreement, dated October 1, 1998, amending and modifying that certain Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc.; Mark E. Lynn; Dr. Mark Lynn & Associates, PLLC; Dr. Bizer's VisionWorld, PLLC and its affiliates. (a)

              2.9 Asset Purchase Agreement, date July 7, 1999, by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Ltd., Corp. + (c)

             2.10 Letter Agreement, dated August 31, 1999, amending and modifying that certain Asset Purchase Agreement, date July 7, 199 by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Inc., Corp. (d)

             2.11   Agreement Regarding Strategic Alliance. (d)

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

              4.3 Form of Floating Rate Exchange Note (included in Exhibit 4.1 Hereto). (a)

              4.4   Form of Guarantee (included in Exhibit 4.1 hereto). (a)

              4.5 Registration Rights Agreement dated April 24, 1998 between Eye Care Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (a)

             10.1 Professional Business Management Agreement dated February 27, 2000, by and between Eye Care Centers of America, Inc. a Texas corporation and S.L. Christensen, O.D. & Associates, P.C., an Arizona professional corporation. (e)

             27.1   Financial Data Schedule. (e)

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

       (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

       (b) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

       (c) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

       (d) Previously, provided with, and incorporated by reference from, the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.

       (e) Filed herewith.

  (b) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended April 1, 2000.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               EYE CARE CENTERS OF AMERICA, INC.




May 8, 2000                                    /s/ Alan E. Wiley
------------------------                       -------------------------------
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

    2.9             Asset Purchase Agreement, date July 7, 1999, by and among
                    Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Ltd., Corp. + (c)

   2.10 Letter Agreement, dated August 31, 1999, amending and modifying that certain Asset Purchase Agreement, date July
                    7, 199  by and among Eye Care Centers of America, Inc.,
                    Vision Twenty-One, Inc., and The Complete Optical
                    Laboratory,  Inc., Corp. (d)

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

   10.1             Professional Business Management Agreement dated February
                    27, 2000, by and between Eye Care Centers of America, Inc. a
                    Texas corporation and S.L. Christensen, O.D. & Associates,
                    P.C., an Arizona professional corporation. (e)

   27.1             Financial Data Schedule. (e)

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

       (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

       (b) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended January 2, 1999.

       (c) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

       (d) Previously, provided with, and incorporated by reference from, the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 1999.

       (e) Filed herewith.