Form 10-Q
period 2000-07-01
EYE CARE CENTERS OF AMERICA INC
filed 2000-08-15
CIK 759896

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000.

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

                              Yes __X__      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

             Class                                 Outstanding at August 4, 2000
             -----                                 -----------------------------
   Common Stock, $.01 par value                          7,426,945  shares

================================================================================

                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets at January 1, 2000
                  and July 1, 2000 (Unaudited)...........................................................2

         Condensed Consolidated Statements of Operations for the
                  Thirteen Weeks and Twenty-Six Weeks Ended July 3, 1999
                   (Unaudited) and July 1, 2000 (Unaudited)..............................................3

         Condensed Consolidated Statements of Cash Flows for the
                  Twenty-Six Weeks Ended July 3, 1999 (Unaudited)
                  and July 1, 2000 (Unaudited)...........................................................4

         Notes to Condensed Consolidated Financial Statements.........................................5-11

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................12-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................18

Item 6.  Exhibits and Reports on Form 8-K............................................................19-20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                          JANUARY 1,         JULY 1,
                                                            2000               2000
                                                        ------------       ------------
                                                                            (Unaudited)
ASSETS
CURRENT ASSETS:

      Cash and cash equivalents ..................      $      2,955       $      2,129
      Accounts and notes receivable, net .........            11,215             14,319
      Inventory ..................................            30,146             28,109
      Prepaid expenses and other .................             1,514              1,729
      Deferred income taxes ......................               446                446
                                                        ------------       ------------
Total current assets .............................            46,276             46,732

PROPERTY & EQUIPMENT, net ........................            74,489             77,667
INTANGIBLE ASSETS, net ...........................           129,908            128,039
OTHER ASSETS .....................................            11,005             10,095
                                                        ------------       ------------
Total assets .....................................      $    261,678       $    262,533
                                                        ============       ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:

      Accounts payable ...........................      $     22,773       $     25,584
      Deferred revenue ...........................             6,132              6,912
      Current maturities of long-term debt .......            10,799             18,582
      Accrued payroll expense ....................             4,832              4,573
      Accrued interest ...........................             3,584              3,880
      Other accrued expenses .....................            10,573             12,034
                                                        ------------       ------------
Total current liabilities ........................            58,693             71,565

LONG-TERM DEBT, less current maturities ..........           272,968            261,418
DEFERRED INCOME TAXES ............................               446                446
DEFERRED RENT ....................................             3,599              3,837
DEFERRED GAIN ....................................             2,467              2,350
                                                        ------------       ------------
Total liabilities ................................           338,173            339,616
                                                        ------------       ------------


SHAREHOLDERS' DEFICIT:

      Common stock ...............................                74                 74
      Preferred stock ............................            37,268             39,730
      Additional paid-in capital .................            55,738             52,954
      Accumulated deficit ........................          (169,575)          (169,841)
                                                        ------------       ------------
Total shareholders' deficit ......................           (76,495)           (77,083)
                                                        ------------       ------------
                                                        $    261,678       $    262,533
                                                        ============       ============

            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (dollars in thousands)

                                                                     THIRTEEN WEEKS                    TWENTY-SIX WEEKS
                                                                          ENDED                             ENDED
                                                             ---------------------------------------------------------------
                                                                JULY 3,           JULY 1,          JULY 3,          JULY 1,
                                                                 1999              2000             1999             2000
                                                             ------------      ------------     ------------    ------------
                                                              (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)
NET REVENUES:
      Optical sales ........................................    $     68,960    $     84,194     $    143,324    $    179,213
      Management fee .......................................             813             640            1,523           1,256
                                                                ------------    ------------     ------------    ------------
Total net revenues .........................................          69,773          84,834          144,847         180,469

OPERATING COSTS AND EXPENSES:
      Cost of goods sold ...................................          22,845          26,905           47,723          57,217
      Selling, general and administrative expenses .........          39,442          52,307           79,575         105,266
      Amortization of intangibles ..........................           1,206           1,733            2,381           3,582
                                                                ------------    ------------     ------------    ------------
Total operating costs and expenses .........................          63,493          80,945          129,679         166,065
                                                                ------------    ------------     ------------    ------------

INCOME FROM OPERATIONS .....................................           6,280           3,889           15,168          14,404

INTEREST EXPENSE, NET ......................................           5,885           6,800           11,883          13,704

INCOME TAX EXPENSE .........................................             317             831              392             966
                                                                ------------    ------------     ------------    ------------
NET INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE .......................................              78          (3,742)           2,893            (266)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE ........              --              --              491              --
                                                                ------------    ------------     ------------    ------------

NET INCOME/(LOSS) ..........................................    $         78    $     (3,742)    $      2,402    $       (266)
                                                                ============    ============     ============    ============

            See Notes to Condensed Consolidated Financial Statements

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                          TWENTY-SIX        TWENTY-SIX
                                                                         WEEKS ENDED        WEEKS ENDED
                                                                           JULY 3,            JULY 1,
                                                                             1999              2000
                                                                          -----------      -----------
                                                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income/(loss) ..............................................    $      2,402     $       (266)
      Adjustments to reconcile net income to net cash provided by operating activities:

         Depreciation and amortization ...............................           9,699           13,943
         Other amortization ..........................................             725              788
         Cumulative effect of change in accounting principle .........             491               --
         Deferred liabilities and other ..............................             362             (569)
         Expenses to affect capital lease retirement .................            (431)              --
         Loss on disposition of property and equipment ...............             348               51
      Increase/(decrease) in operating assets and liabilities ........          (4,621)           1,712
                                                                          ------------     ------------
Net cash provided by operating activities ............................           8,975           15,659
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Acquisition of property and equipment ..........................         (10,472)         (11,823)
      Proceeds from sale of property and equipment ...................              17               50
      Purchase of retail outlet ......................................            (368)              --
      Payments received on notes receivable ..........................              97               23
                                                                          ------------     ------------
Net cash used for investing activities ...............................         (10,726)         (11,750)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on debt and capital leases ............................          (1,361)          (4,457)
      Distribution to affiliated OD ..................................              --             (260)
      Redemption of common stock .....................................            (440)             (18)
                                                                          ------------     ------------
Net cash used for financing activities ...............................          (1,801)          (4,735)
                                                                          ------------     ------------

NET DECREASE IN CASH .................................................          (3,552)            (826)
CASH AND CASH EQUIVALENTS, beginning of period .......................           5,127            2,955
                                                                          ------------     ------------
CASH AND CASH EQUIVALENTS, end of period .............................    $      1,575     $      2,129
                                                                          ============     ============

            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and certain private optometrists with practices managed by subsidiaries of the Company (the "ODs"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation.

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week and twenty-six week periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2000 ("fiscal 2000"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 1, 2000 ("fiscal 1999").

2.  RELATED PARTY TRANSACTIONS

         The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (the "Management Agreement"). After a term of ten years from April 24, 1998, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the twenty-six week periods ended July 3, 1999 and July 1, 2000, the Company incurred $250,000, respectively, related to the agreement.

3.  INCOME TAXES

         Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company currently has a net deferred tax asset related to its temporary differences. Based upon the weight of available evidence allowed under the criteria set forth under FASB Statement No. 109, including the lack of carryback potential, uncertainties exist as to the future realization of the deferred tax asset. These uncertainties include lack of carryback potential as the Company has incurred taxable losses in past years. The Company has established a full valuation allowance for its deferred tax assets.

4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (DOLLARS IN THOUSANDS)

                                                      TWENTY-SIX      TWENTY-SIX
                                                      WEEKS ENDED     WEEKS ENDED
                                                        JULY 3,         JULY 1,
                                                         1999            2000
                                                      -----------     -----------
                                                      (Unaudited)     (Unaudited)
Cash paid for interest ...........................    $     11,445    $     12,097
Dividends accrued on preferred stock .............    $      2,166    $      2,462
Retirement of capital lease obligation ...........    $      5,652    $         --
Obligations incurred for capital lease ...........    $         --    $        665

5.   INTEREST RATE SWAPS

         The Company does not hold or issue financial instruments for trading purposes nor is it a party to leveraged derivatives. The Company uses interest rate swaps that are "vanilla" and involve little complexity as hedge instruments to manage interest rate risk. The counter parties to the Company's derivatives consist of major international financial institutions. Because of the number of these institutions and their high credit ratings, management believes these derivatives do not present significant credit risk to the Company. Below is a summary or interest rate swaps outstanding as of July 1, 2000.

                                         Weighted Average    Weighted Average
      Notional Amount      Maturity         Fixed Pay        Floating Receive
       July 1, 2000          Date             Rate               Rate
     ------------------  -------------  ------------------  -----------------
       $33.3 million      May 1, 2001         5.9%               6.1%

         Interest rate swap agreements effectively convert floating rates on long-term debt to fixed rates. The Company's intent is to reduce overall interest expense while maintaining an acceptable level of risk to interest rate fluctuations. The swap agreements specifically hedge a portion of both $50.0 million aggregate principle amount of the Company's Floating Interest Rate Subordinated Term Securities due 2008 and $50.0 million of the Company's Credit Facility, which consists of (i) the $55.0 million term loan facility;
(ii) the $35.0 million revolving credit facility; and (iii) the $100.0 million acquisition facility. As market interest rates fluctuate, the unrealized gain or loss on the swap portfolio moves in relationship to the fair value of the underlying debt. The Company had an unrealized gain on the interest rate swap portfolio of approximately $319,000 as of July 1, 2000. The change in the market value of these interest rate swaps is not recorded in the financial position or operations of the Company. Interest to be paid or received is accrued as an adjustment to interest expense. Upon termination of interest rate swaps, the fair value of the swaps is recorded through operations. If the hedged item is repaid early, the Company will evaluate if the swap agreement is to be redesignated or exited.

6.   NEW ACCOUNTING PRONOUNCEMENTS

     DERIVATIVES. In June 1998, the Financial Accounting Standards Board issued FASB No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 1999. In June 1999, FASB No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB 133 (AN AMENDMENT OF FASB 133), was issued, which delays the required adoption of FASB No. 133 by one year. The statement permits early adoption as of the beginning of any fiscal quarter after its issuance. In 2000, the FASB issued FASB No. 138, "Accounting for Derivative Instruments and Hedging Activities" an amendment to FASB No. 133 which addresses certain implementation issues related to FASB No. 133. Statement No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of FASB No. 133 will have on the earnings and financial position of the Company.

         PREOPENING COSTS. On January 3, 1999, the Company adopted the AICPA'S Statement of Position 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"). SOP 98-5 requires that start-up costs, including organizational costs, be expensed as incurred. The SOP broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new product or services, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. The effect of the adoption of the SOP on the Company's result of operations was a write-off of previously capitalized pre-opening and organization costs of $491,000, which is reflected as a cumulative effect of change in accounting principle during the first quarter of fiscal 1999. Additionally, for the twenty-six week periods ended July 3, 1999 and July 1, 2000, the Company's charges to operations were $272,175 and $89,479, respectively, related to store opening costs.

7.   CONDENSED CONSOLIDATING INFORMATION (UNAUDITED)

     The $100,000,000 in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $50,000,000 in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 were issued by the Company and are guaranteed by its subsidiaries (the "Guarantor Subsidiaries") but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) Eye Care Centers of America, as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) the ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                 JANUARY 1, 2000

                                                                            Guarantor                                  Consolidated
ASSETS                                                         Parent      Subsidiaries      ODs        Eliminations     Company
                                                            ------------   ------------  ------------   ------------   ------------
Current assets:

   Cash and cash equivalents .............................  $        862   $      1,656  $        437   $         --   $      2,955
   Accounts and notes receivable, net ....................       111,532          4,146         2,609       (107,072)        11,215
   Inventory .............................................        16,463         12,330         1,353             --         30,146
   Prepaid expenses and other ............................         1,026            444            44             --          1,514
   Deferred income taxes .................................           446             --            --             --            446
                                                            ------------   ------------  ------------   ------------   ------------
Total current assets .....................................       130,329         18,576         4,443       (107,072)        46,276

Property and equipment, net ..............................        44,153         30,336            --             --         74,489
Intangible assets, net ...................................        18,805        111,008            95             --        129,908
Other assets .............................................         9,666          1,339            --             --         11,005
Investment in subsidiaries ...............................         5,514             --            --         (5,514)            --
                                                            ------------   ------------  ------------   ------------   ------------
Total assets .............................................  $    208,467   $    161,259  $      4,538   $   (112,586)  $    261,678
                                                            ============   ============  ============   ============   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:

   Accounts payable ......................................  $     16,899   $    108,996  $      3,950   $   (107,072)  $     22,773
   Deferred revenue ......................................         4,213          1,919            --             --          6,132
   Current maturities of long-term debt ..................        10,000            799            --             --         10,799
   Accrued payroll expense ...............................         1,884          2,944             4             --          4,832
   Accrued interest ......................................         3,134            450            --             --          3,584
   Other accrued expenses ................................         6,615          3,750           208             --         10,573
                                                            ------------   ------------  ------------   ------------   ------------
Total current liabilities ................................        42,745        118,858         4,162       (107,072)        58,693
Long-term debt, less current maturities ..................       238,211         34,657           100             --        272,968
Deferred income taxes ....................................           446             --            --             --            446
Deferred rent ............................................         2,472          1,127            --             --          3,599
Deferred gain ............................................         1,849            618            --             --          2,467
                                                            ------------   ------------  ------------   ------------   ------------
Total liabilities ........................................       285,723        155,260         4,262       (107,072)       338,173
                                                            ------------   ------------  ------------   ------------   ------------
Shareholders' equity/(deficit):
   Common stock ..........................................            74             --            --             --             74
   Preferred stock .......................................        37,268             --            --             --         37,268
   Additional paid-in capital ............................        54,977          1,092          (331)            --         55,738
   Accumulated deficit ...................................      (169,575)         4,907           607         (5,514)      (169,575)
                                                            ------------   ------------  ------------   ------------   ------------
Total shareholders' equity/(deficit) .....................       (77,256)         5,999           276         (5,514)       (76,495)
                                                            ------------   ------------  ------------   ------------   ------------
                                                            $    208,467   $    161,259  $      4,538   $   (112,586)  $    261,678
                                                            ============   ============  ============   ============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE TWENTY-SIX WEEKS ENDED JULY 3, 1999

                                                                   Guarantor                                 Consolidated
                                                       Parent     Subsidiaries      ODs       Eliminations     Company
                                                    ------------  ------------  ------------  ------------   ------------
Net Revenues:

   Optical sales .................................  $     81,788  $     42,845  $     18,691  $         --   $    143,324
   Management fee ................................         3,508         1,523            --        (3,508)         1,523

   Investment earnings in subsidiaries ...........         5,606            --            --        (5,606)            --
                                                    ------------  ------------  ------------  ------------   ------------
Total net revenues ...............................        90,902        44,368        18,691        (9,114)       144,847
Operating costs and expenses:
   Cost of goods sold ............................        26,719        16,559         4,445            --         47,723
   Selling, general and administrative expenses ..        49,966        19,554        13,563        (3,508)        79,575
   Amortization of intangibles ...................           522         1,857             2            --          2,381
                                                    ------------  ------------  ------------  ------------   ------------
Total operating costs and expenses ...............        77,207        37,970        18,010        (3,508)       129,679
                                                    ------------  ------------  ------------  ------------   ------------
Income (loss) from operations ....................        13,695         6,398           681        (5,606)        15,168
Interest expense, net ............................        10,536         1,343             4            --         11,883
Income tax expense ...............................           125            --           267            --            392
                                                    ------------  ------------  ------------  ------------   ------------
Net income (loss) before cumulative effect of
   change in accounting principle ................         3,034         5,055           410        (5,606)         2,893

Cumulative effect of change in accounting
   principle .....................................           365           126            --            --            491
                                                    ------------  ------------  ------------  ------------   ------------

Net income (loss) ................................  $      2,669  $      4,929  $        410  $     (5,606)  $      2,402
                                                    ============  ============  ============  ============   ============

                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   FOR THE THIRTEEN WEEKS ENDED JULY 3, 1999

                                                                   Guarantor                                  Consolidated
                                                       Parent     Subsidiaries      ODs        Eliminations     Company
                                                    ------------  ------------  ------------   ------------   ------------
Net Revenues:

   Optical sales .................................  $     39,696  $     20,809  $      8,455   $         --   $     68,960
   Management fee ................................         1,499           813            --         (1,499)           813
   Investment earnings in subsidiaries ...........         3,119            --            --         (3,119)
                                                    ------------  ------------  ------------   ------------   ------------
Total net revenues ...............................        44,314        21,622         8,455         (4,618)        69,773
Operating costs and expenses:
   Cost of goods sold ............................        12,995         8,195         1,655             --         22,845
   Selling, general and administrative expenses ..        25,231         8,852         6,858         (1,499)        39,442
   Amortization of intangibles ...................           274           931             1             --          1,206
                                                    ------------  ------------  ------------   ------------   ------------
Total operating costs and expenses ...............        38,500        17,978         8,514         (1,499)        63,493
                                                    ------------  ------------  ------------   ------------   ------------
Income (loss) from operations ....................         5,814         3,644           (59)        (3,119)         6,280
Interest expense, net ............................         5,419           464             2             --          5,885
Income tax expense ...............................            50            --           267             --            317
                                                    ------------  ------------  ------------   ------------   ------------
Net income (loss) before cumulative effect of
   change in accounting principle ................           345         3,180          (328)        (3,119)            78

Cumulative effect of change in
   accounting principle ..........................            --            --            --             --             --
                                                    ------------  ------------  ------------   ------------   ------------

Net income (loss) ................................  $        345  $      3,180  $       (328)  $     (3,119)  $         78
                                                    ============  ============  ============   ============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                   FOR THE TWENTY-SIX WEEKS ENDED JULY 3, 1999

                                                                    Guarantor                                   Consolidated
                                                       Parent      Subsidiaries       ODs        Eliminations     Company
                                                    ------------   ------------   ------------   ------------   ------------
Cash flows from operating activities:

Net income (loss) ................................  $      2,669   $      4,929   $        410   $     (5,606)  $      2,402
Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
    Depreciation and amortization ................         5,629          4,068              2             --          9,699
    Other amortization ...........................           742            (17)            --             --            725
    Cumulative effect of change in
        accounting principle .....................           365            126             --             --            491
    Deferred liabilities and other ...............           577           (215)            --             --            362
    Expenses to affect capital lease
        retirement ...............................            --           (431)            --             --           (431)
    Loss on disposition of property and
        equipment ................................           348             --             --             --            348
    Decrease in operating assets and
        liabilities ..............................          (524)        (3,685)          (412)            --         (4,621)
                                                    ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating
     activities ..................................         9,806          4,775             --         (5,606)         8,975
                                                    ------------   ------------   ------------   ------------   ------------
Cash flows from investing activities:
    Acquisition of property and equipment ........        (9,157)        (1,315)            --             --        (10,472)
    Proceeds from sale of property and
        equipment ................................            17             --             --             --             17
    Purchase of retail outlet ....................          (368)            --             --             --           (368)
    Payment received on notes receivable .........            23             74             --             --             97
    Investment in subsidiaries ...................        (5,606)            --             --          5,606             --
                                                    ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) investing
     activities ..................................       (15,091)        (1,241)            --          5,606        (10,726)
                                                    ------------   ------------   ------------   ------------   ------------
Cash flows from financing activities:
    Payments on debt and capital leases ..........        (1,000)          (361)            --             --         (1,361)
    Repurchase of common stock ...................          (440)            --             --             --           (440)
                                                    ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) financing
     activities ..................................        (1,440)          (361)            --             --         (1,801)
                                                    ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash
     equivalents .................................        (6,725)         3,173             --             --         (3,552)
Cash and cash equivalents at beginning of
     period ......................................         3,119          2,008             --             --          5,127
                                                    ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period .......  $     (3,606)  $      5,181   $         --   $         --   $      1,575
                                                    ============   ============   ============   ============   ============

                      CONDENSED CONSOLIDATING BALANCE SHEET
                                  JULY 1, 2000

                                                               Guarantor                                  Consolidated
ASSETS                                            Parent      Subsidiaries      ODs        Eliminations     Company
                                               ------------   ------------  ------------   ------------   ------------
Current assets:
   Cash and cash equivalents ................  $        679   $        973  $        477   $         --   $      2,129
   Accounts and notes receivable, net .......       102,175         28,469         3,381       (119,706)        14,319
   Inventory ................................        15,148         11,514         1,447             --         28,109
   Prepaid expenses and other ...............         1,249            434            46             --          1,729
  Deferred income taxes .....................           446             --            --             --            446
                                               ------------   ------------  ------------   ------------   ------------
Total current assets ........................       119,697         41,390         5,351       (119,706)        46,732
Property and equipment, net .................        46,679         30,988            --             --         77,667
Intangible assets, net ......................        18,277        109,669            93             --        128,039
Other assets ................................         9,063          1,032            --             --         10,095
Investment in subsidiaries ..................        12,754             --            --        (12,754)            --
                                               ------------   ------------  ------------   ------------   ------------
Total assets ................................  $    206,470   $    183,079  $      5,444   $   (132,460)  $    262,533
                                               ============   ============  ============   ============   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable .........................        20,294        120,535         4,461       (119.706)        25,584
   Deferred revenue .........................         4,503          2,405             4             --          6,912
   Current maturities of long-term debt .....        15,945          2,637            --             --         18,582
   Accrued payroll expense ..................         1,588          2,981             4             --          4,573
   Accrued interest .........................         3,392            488            --             --          3,880
   Other accrued expenses ...................         5,299          6,516           219             --         12,034
                                               ------------   ------------  ------------   ------------   ------------
Total current liabilities ...................        51,021        135,562         4,688       (119,706)        71,565
Long-term debt, less current maturities .....       228,291         33,027           100             --        261,418
Deferred income taxes .......................           446             --            --             --            446
Deferred rent ...............................         2,527          1,310            --             --          3,837
Deferred gain ...............................         1,769            581            --             --          2,350
                                               ------------   ------------  ------------   ------------   ------------
Total liabilities ...........................       284,054        170,480         4,788       (119,706)       339,616
                                               ------------   ------------  ------------   ------------   ------------
Shareholders' equity/(deficit):
   Common stock .............................            74             --            --             --             74
   Preferred stock ..........................        39,730             --            --             --         39,370
   Additional paid-in capital ...............        52,453          1,092          (591)        (5,514)        52,954
   Accumulated deficit ......................      (169,841)        11,507         1,247         (7,240)      (169,841)
                                               ------------   ------------  ------------   ------------   ------------
Total shareholders' equity/(deficit) ........       (77,584)        12,599           656        (12,754)       (77,083)
                                               ============   ============  ============   ============   ============
                                               $    206,470   $    183,079  $      5,444   $   (132,460)  $    262,533
                                               ============   ============  ============   ============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                   FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2000

                                                                    Guarantor                                 Consolidated
                                                       Parent      Subsidiaries      ODs       Eliminations     Company
                                                    ------------   ------------  ------------  ------------   ------------
Net Revenues:
   Optical sales .................................  $     90,137   $     61,439  $     27,637  $         --   $    179,213
   Management fee ................................            --         10,834            --        (9,578)         1,256
   Investment earnings in subsidiaries ...........         7,240             --            --        (7,240)            --
                                                    ------------   ------------  ------------  ------------   ------------
Total net revenues ...............................        97,377         72,273        27,637       (16,818)       180,469
Operating costs and expenses:
   Cost of goods sold ............................        27,979         23,408         5,830            --         57,217
   Selling, general and administrative expenses ..        56,282         37,401        21,161        (9,578)       105,266
   Amortization of intangibles ...................           528          3,052             2            --          3,582
                                                    ------------   ------------  ------------  ------------   ------------
Total operating costs and expenses ...............        84,789         63,861        26,993        (9,578)       166,065
                                                    ------------   ------------  ------------  ------------   ------------
Income (loss) from operations ....................        12,588          8,412           644        (7,240)        14,404
Interest expense, net ............................        12,933            767             4            --         13,704
Income tax expense ...............................           (79)         1,045            --            --            966
                                                    ------------   ------------  ------------  ------------   ------------
Net income (loss) ................................  $       (266)  $      6,600  $        640  $     (7,240)  $       (266)
                                                    ============   ============  ============  ============   ============

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                    FOR THE THIRTEEN WEEKS ENDED JULY 1, 2000

                                                                    Guarantor                                   Consolidated
                                                       Parent      Subsidiaries       ODs        Eliminations     Company
                                                    ------------   ------------   ------------   ------------   ------------
Net Revenues:
   Optical sales .................................  $     42,434   $     29,433   $     12,327   $         --   $     84,194
   Management fee ................................            --          4,812             --         (4,172)           640
   Investment earnings in subsidiaries ...........         1,660             --             --         (1,660)            --
                                                    ------------   ------------   ------------   ------------   ------------
Total net revenues ...............................        44,094         34,245         12,327         (5,832)        84,834
Operating costs and expenses:
   Cost of goods sold ............................        12,978         11,281          2,646             --         26,905
   Selling, general and administrative expenses ..        27,997         18,717          9,765         (4,172)        52,307
   Amortization of intangibles ...................           214          1,518              1             --          1,733
                                                    ------------   ------------   ------------   ------------   ------------
Total operating costs and expenses ...............        41,189         31,516         12,412         (4,172)        80,945
                                                    ------------   ------------   ------------   ------------   ------------
Income (loss) from operations ....................         2,905          2,729            (85)        (1,660)         3,889
Interest expense, net ............................         6,822            (24)             2             --          6,800
Income tax expense ...............................          (175)         1,006             --             --            831
                                                    ------------   ------------   ------------   ------------   ------------

Net income (loss) ................................  $     (3,742)  $      1,747   $        (87)  $     (1,660)  $     (3,742)
                                                    ============   ============   ============   ============   ============


                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                   FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2000

                                                                    Guarantor                                   Consolidated
                                                       Parent      Subsidiaries       ODs        Eliminations     Company
                                                    ------------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss) ................................  $       (266)  $      6,600   $        640   $     (7,240)  $       (266)
Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
    Depreciation and amortization ................         6,994          6,947              2             --         13,943
    Other amortization ...........................           646            142             --             --            788
    Deferred liabilities and other ...............           345           (918)             4             --           (569)
    Loss on disposition of property and
        equipment ................................            64            (13)            --             --             51
    Increase/(decrease) in operating assets
        and liabilities ..........................        11,210         (9,152)          (346)            --          1,712
                                                    ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) operating
     activities ..................................        18,993          3,606            300         (7,240)        15,659
                                                    ------------   ------------   ------------   ------------   ------------
Cash flows from investing activities:
    Acquisition of property and equipment ........        (7,947)        (3,876)            --             --        (11,823)
    Proceeds from sale of property and
        equipment ................................            29             21             --             --             50
    Payment received on notes receivable .........            --             23             --             --             23
    Investment in Subsidiaries ...................        (7,240)            --             --          7,240             --
                                                    ------------   ------------   ------------   ------------   ------------
Net cash provided by (used in) investing
     activities ..................................       (15,158)        (3,832)            --          7,240        (11,750)
                                                    ------------   ------------   ------------   ------------   ------------
Cash flows from financing activities:
    Payments on debt and capital leases ..........        (4,000)          (457)            --             --         (4,457)
    Distribution to affiliated OD ................            --             --           (260)            --           (260)
    Redemption of common stock ...................           (18)            --             --             --            (18)
                                                    ------------   ------------   ------------   ------------   ------------
Net cash used in financing activities ............        (4,018)          (457)          (260)            --         (4,735)
                                                    ------------   ------------   ------------   ------------   ------------
Net increase (decrease) in cash and cash
     equivalents .................................          (183)          (683)            40             --           (826)
Cash and cash equivalents at beginning of
     period ......................................           862          1,656            437             --          2,955
                                                    ------------   ------------   ------------   ------------   ------------
Cash and cash equivalents at end of period .......  $        679   $        973   $        477   $         --   $      2,129
                                                    ============   ============   ============   ============   ============

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Eye Care Centers of America, Inc. is the third largest retail optical chain in the United States as measured by net revenues, operating 362 stores, 286 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's VisionWorld," "Doctor's ValuVision," "Stein Optical," "Vision World" and "Eye DRx." The Company operates in the $5.0 billion retail optical chain sector of the $16.0 billion optical retail market. Management believes that key drivers of growth for retail optical chains include
(i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry, (iv) new product innovations and (v) the greater frequency of eyewear purchases.

     The industry is highly fragmented and is undergoing significant consolidation. Under the current management team, the Company has successfully acquired and integrated four acquisitions.

   - In September 1996, the Company acquired Visionworks Holdings, Inc. and its subsidiaries, a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.C.

   - In September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries with ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C. (the "PC"), a Virginia professional corporation and simultaneously entered into long-term management agreements with the PC to manage the PC's twelve stores in Virginia.

   - In September 1998, the Company acquired (the "Bizer Acquisition) certain of the assets of Dr. Bizer's VisionWorld, PLLC and related entities, a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such nineteen stores.

   - In August 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") substantially all of the assets used to operate an aggregate of 76 retail eyewear outlets (the "VTO Retail Acquisition") located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the tradename "Vision World," in Wisconsin operating under the tradename "Stein Optical," and in New Jersey operating under the tradename "Eye DRx." Simultaneously, the Company assumed the rights and obligations under a management agreement with a private optometrist to manage the nineteen Eye DRx stores.

         Concurrent with the closing of the VTO Retail Acquisition, the Company entered into a strategic alliance with Vision Twenty-One involving their respective managed care programs, optometry and ophthalmology practices and the co-marketing of Vision Twenty-One's refractive surgery program. Additionally, Vision Twenty-One currently manages 20 optometric practices in Florida which are located in or adjacent to the Company's stores. On October 25, 1999, Vision Twenty-One announced it has developed an initial plan to substantially exit the business of managing practices of optometry and ophthalmology and the discontinuation of select managed care contracts that are not consistent with its business plan. In connection with Vision Twenty-One exiting of this business, the Company has subleased to private optometrists the spaces adjacent to 15 of its retail locations which were previously occupied by Vision Twenty-One, and entered into a long-term management agreement with such private optometrists to manage its optometric practices at these locations. In light of the foregoing, the status of the strategic alliance with Vision Twenty-One and the impact on the Company's stores located adjacent to the optometric practices managed by Vision Twenty-One is uncertain.

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

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain statement of income data as a percentage of net revenues.

                                                                             THIRTEEN                           TWENTY-SIX
                                                                            WEEKS ENDED                        WEEKS ENDED
                                                                    ------------------------------     ----------------------------
                                                                       JULY 3,         JULY 1,           JULY 3,        JULY 1,
                                                                         1999            2000              1999           2000
                                                                    ---------------  -------------     -------------  -------------
STATEMENT OF INCOME DATA:
NET REVENUES:
      Optical sales                                                       98.8%            99.2%             98.9%          99.3%
       Management fee                                                      1.2              0.8               1.1            0.7
                                                                    ---------------  -------------     -------------  -------------
Total net revenues                                                       100.0            100.0             100.0          100.0

OPERATING COSTS AND EXPENSES:
       Cost of goods sold                                                 33.1*           32.0*              33.3*          31.9*
       Selling, general and administrative expenses                       57.2*           62.1*              55.5*          58.7*
       Amortization of intangibles                                         1.7              2.0               1.7            2.0
                                                                    ---------------  -------------     -------------  -------------
Total operating costs and expenses                                        91.0             95.4              89.5           92.0
                                                                    ---------------  -------------     -------------  -------------
INCOME FROM OPERATIONS                                                     9.0              4.6              10.5            8.0
INTEREST EXPENSE, NET                                                      8.4              8.0               8.2            7.6
INCOME TAX EXPENSE                                                         0.5              1.0               0.3            0.5
                                                                    ---------------  -------------     -------------  -------------
NET INCOME/(LOSS) BEFORE CHANGE IN ACCOUNTING PRINCIPLE                    0.1             (4.4)              2.0           (0.1)
                                                                    ---------------  -------------     -------------  -------------
CHANGE IN ACCOUNTING PRINCIPLE                                             -                -                 0.3            -
                                                                    ---------------  -------------     -------------  -------------
NET INCOME/(LOSS)                                                          0.1%            (4.4)%             1.7%          (0.1)%
                                                                    ===============  =============     =============  =============

*  Percentages based on optical sales only

THE THIRTEEN WEEKS ENDED JULY 1, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 3, 1999.

NET REVENUES. The increase in net revenues to $84.8 million for the thirteen weeks ended July 1, 2000 from $69.8 million for the thirteen weeks ended July 3, 1999 was largely the result of the VTO Retail Acquisition, an increase in comparable store sales of 0.9% and revenues from stores open less than twelve months of $2.1 million. The VTO Retail Acquisition resulted in an increase in net revenues of $12.3 million during the second thirteen weeks of fiscal 2000.

GROSS PROFIT. Gross profit increased to $57.3 million for the thirteen weeks ended July 1, 2000 from $46.1 million for the thirteen weeks ended July 3, 1999. Gross profit as a percentage of optical sales increased to 68.0% for the thirteen weeks ended July 1, 2000 as compared to 66.9% for the thirteen weeks ended July 3, 1999. This percentage increase was largely due to improved buying efficiencies and a successful change in mix towards a lower cost lens as experienced in the first quarter of fiscal 2000. Margin was further impacted by improved inventory shrinkage control.

SELLING GENERAL & ADMINISTRATIVE EXPENSES (SG&A). SG&A increased to $52.3 million for the thirteen weeks ended July 1, 2000 from $39.4 million for the thirteen weeks ended July 3, 1999. SG&A as a percentage of optical sales increased to 62.1% for the thirteen weeks ended July 1, 2000 from 57.2% for the thirteen weeks ended July 3, 1999. Consistent with the first quarter of fiscal 2000, this percentage increase was due primarily to the inclusion of store payroll expenses for the stores acquired through the VTO Retail Acquisition and increases in doctor payroll as a result of purchasing lower volume stores in the VTO Retail Acquisition.

AMORTIZATION EXPENSE. Amortization expense increased to $1.7 million for the thirteen weeks ended July 1, 2000 from $1.2 million for the thirteen weeks ended July 3, 1999. This increase was due to amortization of the goodwill related to the VTO Retail Acquisition, which was completed during the third quarter of fiscal 1999.

NET INTEREST EXPENSE. Net interest expense increased to $6.8 million for the thirteen weeks ended July 1, 2000 from $5.9 million for the thirteen weeks ended July 3, 1999. This increase was due to the increased borrowings related to the VTO Retail Acquisition.

NET INCOME (LOSS). Net loss decreased to ($3.7) million for the thirteen weeks ended July 1, 2000 from net income of $0.1 million for the thirteen weeks ended July 3, 1999.

THE TWENTY-SIX WEEKS ENDED JULY 1, 2000 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 3, 1999.

NET REVENUES. The increase in net revenues to $180.5 million for the twenty-six weeks ended July 1, 2000 from $144.8 million for the twenty-six weeks ended July 3, 1999 was largely the result of the VTO Retail Acquisition, an increase in comparable store sales of 2.6% and revenues from stores open less than twelve months of $4.9 million. The VTO Retail Acquisition resulted in an increase in net revenues of $26.9 million during the first twenty-six weeks of fiscal 2000.

GROSS PROFIT. Gross profit increased to $122.0 million for the twenty-six weeks ended July 1, 2000 from $95.6 million for the twenty-six weeks ended July 3, 1999. Gross profit as a percentage of optical sales increased to 68.1% for the twenty-six weeks ended July 1, 2000 as compared to 66.7% for the twenty-six weeks ended July 3, 1999. This percentage increase was largely due to improved buying efficiencies and a successful change in mix towards a lower cost lens.

SELLING GENERAL & ADMINISTRATIVE EXPENSES (SG&A). SG&A increased to $105.3 million for the twenty-six weeks ended July 1, 2000 from $79.6 million for the twenty-six weeks ended July 3, 1999. SG&A as a percentage of optical sales increased to 58.7 % for the twenty-six weeks ended July 1, 2000 from 55.5% for the twenty-six weeks ended July 3, 1999. This percentage increase was due primarily to the inclusion of doctor payroll expenses for the stores acquired through the VTO Retail Acquisition and increases in store payroll as a result of purchasing lower volume stores in the VTO Retail Acquisition.

AMORTIZATION EXPENSE. Amortization expense increased to $3.6 million for the twenty-six weeks ended July 1, 2000 from $2.4 million for the twenty-six weeks ended July 3, 1999. This increase was due to amortization of the goodwill related to the VTO Retail Acquisition, which was completed during the third quarter of fiscal 1999.

NET INTEREST EXPENSE. Net interest expense increased to $13.7 million for the twenty-six weeks ended July 1, 2000 from $11.9 million for the twenty-six weeks ended July 3, 1999. This increase was due to the increased borrowings related to the VTO Retail Acquisition.

NET INCOME (LOSS). Net loss decreased to ($0.3) million for the twenty-six weeks ended July 1, 2000 from net income of $2.4 million for the twenty-six weeks ended July 3, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities have provided net cash of $15.6 million for the twenty-six weeks ended July 1, 2000 as compared to $9.0 million for the twenty-six weeks ended July 3, 1999. As of July 1, 2000, the Company had $2.1 million of cash available to meet the Company's obligations.

         Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for the stores and maintenance of existing facilities. Capital expenditures for the twenty-six weeks ended July 1, 2000 were $11.8 million. Capital expenditures for fiscal 2000 are anticipated to be approximately $20.0 million. Of the fiscal 2000 capital expenditures, approximately $16.2 million are expected to be related to new stores and approximately $3.8 million are expected to be for maintenance of existing facilities.

         On April 24, 1998, the Company entered into a credit agreement (the "Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"). The proceeds of the "New Credit Facility" were used to pay long-term debt outstanding under the previous credit facility. At July 1, 2000, the Company had $48.0 million in term loans outstanding under the Term Loan Facility, $7.5 million outstanding under the Revolving Credit Facility, $69.2 million outstanding under the Acquisition Facility (which funded the Bizer Acquisition and the VTO Retail Acquisition), $149.6 million in notes payable outstanding (the "Notes") and $5.7 million in capital lease obligations. Borrowings made under the New Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% or the Base Rate (as defined in the New Credit Facility) plus 1.25%. The Term Loan Facility matures five years from the closing date of the New Credit Facility and will amortize quarterly in aggregate annual principal amounts of approximately $0.0 million, $4.0 million, $12.0 million, $18.0 million, and $21.0 million, respectively, for years one through five after April 24, 1998.

         Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with borrowings currently available under the Revolving Credit Facility, will be adequate to meet its anticipated requirements for working capital, planned capital expenditures and scheduled principal and interest payments. The Company believes that its ability to repay the Notes and amounts outstanding under the Revolving Credit Facility and the Acquisition Facility may require additional financing. The ability of the Company to meet its debt service obligations, reduce its debt and remain in compliance with its financial covenants of the New Credit Facility will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended." All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Commission and under the heading "Government Regulation" in the Company's Annual Report on Form 10-K for 1999 as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT STATEMENTS ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS, (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION, (V) CONTINUING IMPACT OF REFRACTIVE SURGERY,
(VI) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS,
(VII) THE ABILITY OF THE COMPANY TO MAKE AND INTEGRATE ACQUISITIONS AND
(VIII) CONTINUED PARTICIPATION ON PROVIDER PANELS.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the second quarter of fiscal 2000. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 1, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that the management of the Company has deemed to be material to the business or financial condition of the Company that have arisen during the second quarter of fiscal 2000. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 1, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

       2.1 Stock Purchase Agreement dated August 15, 1996 by and between Eye Care Centers of America, Inc., Visionworks
              Holdings, Inc. and the Sellers listed therein. (a)

       2.2 Stock Purchase Agreement, dated September 30 1997, by and among Eye Care Centers of America, Inc., a Texas corporation, Robert A. Samit, O. D. and Michael
              Davidson, O.D. (a)

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

      2.11    Agreement Regarding Strategic Alliance. (d)

       3.1    Restated Articles of Incorporation of Eye Care Centers of
              America Inc. (a)


       3.2    Statement of Resolution of the Board of Directors of Eye
              Care Centers of America, Inc. designating a series of Preferred Stock. (a)

       3.3    Amended and Restated By-laws of Eye Care Centers of America,
              Inc. (a)

       4.1 Indenture dated as of April 24, 1998 among Eye Care Centers of America, Inc., the Guarantors named therein and United
              States Trust Company of New York, as Trustee for the 9
              1/8%Senior Subordinated Notes Due 2008 and Floating Interest
              Rate Subordinated Term Securities. (a)

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

      10.2    Professional Business Management Agreement dated June 19,
              2000, by and between Visionary Retail Management, Inc. a
              Delaware corporation and Dr. Tom Sowash, O.D. & Associates,
              LLC, a Colorado limited liability company. (f)

      27.1    Financial Data Schedule. (f)

----------

         + Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

       (a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 33-70572).

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

       (e) Previously, provided with, and incorporated by reference from, the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 2000.

       (f)    Filed herewith.

(b) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the twenty-six weeks ended July 1, 2000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       EYE CARE CENTERS OF AMERICA, INC.

August 15, 2000                        /s/ Alan E. Wiley
------------------------               ---------------------------------------
Dated                                  Alan E. Wiley
                                       Executive Vice President and
                                       Chief Financial Officer