Form 10-Q
period 2000-09-30
EYE CARE CENTERS OF AMERICA INC
filed 2000-11-13
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

                                      OR

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 33-70572

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

              Yes X                                 No
                 ---                                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                               Outstanding at October 31, 2000
            -----                               -------------------------------
   Common Stock, $.01 par value                         7,426,945 shares

================================================================================

                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX

                                                                                                    PAGE
                                                                                                    NUMBER
                                                                                                    ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets at January 1, 2000
                  and September 30, 2000 (Unaudited).....................................................2

         Condensed Consolidated Statements of Operations for the
                  Thirteen Weeks and Thirty-Nine Weeks Ended October 2, 1999
                   (Unaudited) and September 30, 2000 (Unaudited)........................................3

         Condensed Consolidated Statements of Cash Flows for the
                  Thirty-Nine Weeks Ended October 2, 1999 (Unaudited)
                  and September 30, 2000 (Unaudited).....................................................4

         Notes to Condensed Consolidated Financial Statements.........................................5-13

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................14-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................20

Item 6.  Exhibits and Reports on Form 8-K............................................................21-22

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                       JANUARY 1,    SEPTEMBER 30,
                                                                          2000           2000
                                                                     ------------    ------------
ASSETS                                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                         $      2,955    $      2,654
   Accounts and notes receivable, net                                      11,215          14,264
   Inventory                                                               30,146          29,535
   Prepaid expenses and other                                               1,514           5,360
   Deferred income taxes                                                      446             446
                                                                     ------------    ------------

Total current assets                                                       46,276          52,259

PROPERTY & EQUIPMENT, net                                                  74,489          74,402
INTANGIBLE ASSETS, net                                                    129,908         120,856
OTHER ASSETS                                                               11,005           9,644
                                                                     ------------    ------------
Total assets                                                         $    261,678    $    257,161
                                                                     ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable                                                  $     22,773    $     27,944
   Deferred revenue                                                         6,132           7,068
   Current maturities of long-term debt                                    10,799          24,129
   Accrued payroll expense                                                  4,832           4,375
   Accrued interest                                                         3,584           7,543
   Other accrued expenses                                                  10,573          11,899
                                                                     ------------    ------------
Total current liabilities                                                  58,693          82,958

LONG-TERM DEBT, less current maturities                                   272,968         251,755
DEFERRED INCOME TAXES                                                         446             446
DEFERRED RENT                                                               3,599           3,890
DEFERRED GAIN                                                               2,467           2,318
                                                                     ------------    ------------
Total liabilities                                                         338,173         341,367
                                                                     ------------    ------------

SHAREHOLDERS' DEFICIT:
   Common stock                                                                74              74
   Preferred stock                                                         37,268          41,021
   Additional paid-in capital                                              55,738          51,339
   Accumulated deficit                                                   (169,575)       (176,640)
                                                                     ------------    ------------
Total shareholders' deficit                                               (76,495)        (84,206)
                                                                     ------------    ------------
                                                                     $    261,678    $    257,161
                                                                     ============    ============

            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (dollars in thousands)

                                                                       THIRTEEN WEEKS                 THIRTY-NINE WEEKS
                                                                           ENDED                            ENDED
                                                                ----------------------------     ---------------------------
                                                                 OCTOBER 2,    SEPTEMBER 30,     OCTOBER 2,    SEPTEMBER 30,
                                                                   1999             2000            1999          2000
                                                                -----------    -------------     -----------   -------------
                                                                (Unaudited)     (Unaudited)      (Unaudited)    (Unaudited)
NET REVENUES:
   Optical sales                                                $    74,587     $    86,627      $   217,911    $   265,840
   Management fee                                                       832             810            2,355          2,066
                                                                -----------     -----------      -----------    -----------
Total net revenues                                                   75,419          87,437          220,266        267,906

OPERATING COSTS AND EXPENSES:
   Cost of goods sold                                                25,920          27,408           73,643         84,625
   Selling, general and administrative expenses                      43,534          52,540          123,109        157,806
   Store Closure                                                         --           3,580               --          3,580
   Amortization of intangibles                                        1,295           3,070            3,676          6,651
                                                                -----------     -----------      -----------    -----------
Total operating costs and expenses                                   70,749          86,598          200,428        252,662
                                                                -----------     -----------      -----------    -----------
INCOME FROM OPERATIONS                                                4,670             839           19,838         15,244

INTEREST EXPENSE, NET                                                 5,658           7,505           17,541         21,210

INCOME TAX EXPENSE                                                      582             133              974          1,099
                                                                -----------     -----------      -----------    -----------

NET INCOME/(LOSS) BEFORE
CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                 (1,570)         (6,799)           1,323         (7,065)

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                                     --              --              491             --
                                                                -----------     -----------      -----------    -----------

NET INCOME/(LOSS)                                               $    (1,570)    $    (6,799)     $       832    $    (7,065)
                                                                ===========     ===========      ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)


                                                                               THIRTY-NINE           THIRTY-NINE
                                                                               WEEKS ENDED           WEEKS ENDED
                                                                                OCTOBER 2,          SEPTEMBER 30,
                                                                                   1999                 2000
                                                                            -------------------   ------------------
                                                                               (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income/(loss)....................................................       $      832          $   (7,065)
      Adjustments to reconcile net income to net cash  provided by operating activities:
         Depreciation and amortization.....................................           15,082              21,863
         Other amortization................................................            1,065               1,210
         Cumulative effect of change in accounting principle...............              491                   -
         Deferred liabilities and other....................................              783               1,227
         Expenses to affect capital lease retirement......................              (431)                  -
         Loss on disposition of property and equipment.....................              752                  51
      Increase/(decrease) in operating assets and liabilities..............           (2,265)              5,595
                                                                                  -------------       --------------
Net cash provided by operating activities.................................            16,309              22,881
                                                                                  -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment................................          (16,482)            (16,619)
      Proceeds from sale of property and equipment.........................               20                  54
      Purchase of retail outlet............................................             (368)                  -
      Net outflow for Vision Twenty-One Retail Acquisition.................          (38,851)                (87)
      Payments received on notes receivable................................              145                  28
                                                                                  -------------       --------------
Net cash used for investing activities....................................           (55,536)            (16,624)
                                                                                  -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on debt and capital leases..................................           (2,656)             (5,979)
      Proceeds from issuance of long-term debt............................            39,118                   -
      Proceeds from the issuance of common stock..........................                64                   -
      Redemption of common stock...........................................             (440)               (234)
      Equity distribution..................................................             (268)               (345)
                                                                                  -------------       --------------
Net cash provided by (used for) financing activities.......................           35,818              (6,558)
                                                                                  -------------       --------------

NET INCREASE/(DECREASE) IN CASH............................................           (3,409)               (301)
CASH AND CASH EQUIVALENTS, beginning of period.............................            5,127               2,955
                                                                                  =============       ==============
CASH AND CASH EQUIVALENTS, end of period...................................       $    1,718          $    2,654
                                                                                  =============       ==============

            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week and thirty-nine week periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2000 ("fiscal 2000"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 1, 2000 ("fiscal 1999").

2.  RELATED PARTY TRANSACTIONS

         The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (the "Management Agreement"). After a term of ten years from April 24, 1998, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the thirteen week and thirty-nine week periods ended September 30, 2000, the Company incurred $125,000 and $375,000, respectively, related to the Management Agreement.

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

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (DOLLARS IN THOUSANDS)

                                                                        THIRTY-NINE      THIRTY-NINE
                                                                        WEEKS ENDED       WEEKS ENDED
                                                                         OCTOBER 2,      SEPTEMBER 30,
                                                                            1999             2000
                                                                       --------------   --------------
                                                                         (UNAUDITED)      (UNAUDITED)

Cash paid for interest                                                       $12,889          $14,618
Dividends accrued on preferred stock                                         $ 3,302          $ 3,753
Retirement of capital lease obligation                                       $ 5,652          $    --
Obligations incurred for capital lease                                       $    --          $   665
Store closure expenses incurred                                              $    --          $ 3,580
Adjustment of VTO Retail Acquisition property and equipment to fair
market value                                                                 $    --          $   668
Adjustment of goodwill to noncompete agreement                               $    --          $ 5,575



5.   INTEREST RATE SWAPS

         The Company does not hold or issue financial instruments for trading purposes nor is it a party to leveraged derivatives. The Company uses interest rate swaps that are "vanilla" and involve little complexity as hedge instruments to manage interest rate risk. The counter parties to the Company's derivatives consist of major international financial institutions. Because of the number of these institutions and their high credit ratings, management believes these derivatives do not present significant credit risk to the Company. Below is a summary or interest rate swaps outstanding as of September 30, 2000.

                                                              Weighted Average       Weighted Average
               Notional Amount                 Maturity           Fixed Pay          Floating Receive
             September 30, 2000                  Date               Rate                   Rate
       --------------------------------     --------------- ---------------------- ----------------------
               $ 33.3 million                 May 1, 2001           5.9%                   6.1%

         Interest rate swap agreements effectively convert floating rates on long-term debt to fixed rates. The Company's intent is to reduce overall interest expense while maintaining an acceptable level of risk to interest rate fluctuations. The swap agreements specifically hedge a portion of both $50.0 million aggregate principle amount of the Company's Floating Interest Rate Subordinated Term Securities due 2008 and $50.0 million of the Company's Credit Facility, which consists of (i) the $55.0 million term loan facility; (ii) the $35.0 million revolving credit facility; and (iii) the $100.0 million acquisition facility. As market interest rates fluctuate, the unrealized gain or loss on the swap portfolio moves in relationship to the fair value of the underlying debt. The Company had an unrealized gain on the interest rate swap portfolio of approximately $256,937 as of September 30, 2000. The change in the market

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of these interest rate swaps is not recorded in the financial position or operations of the Company. Interest to be paid or received is accrued as an adjustment to interest expense. Upon termination of interest rate swaps, the fair value of the swaps is recorded through operations. If the hedged item is repaid early, the Company will evaluate if the swap agreement is to be redesignated or exited.


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


7.   STORE CLOSURE EXPENSE

     In connection with a comprehensive operational review during the third quarter of 2000, the Company's management identified ten existing stores which were unprofitable and five undeveloped lease sites which did not fit into the Company's future business plan. Management determined that the ten existing stores should be closed and the leases at the undeveloped sites should be terminated. A charge of $3.6 million was recorded to reflect the necessary write-off of related assets and expenses to be incurred in the closing of these locations. The charge consists of $1.4 million in goodwill associated with two of the identified stores that were acquired by the Company through the Company's various acquisitions, $1.4 million in leasehold improvements at the stores and $0.8 million in estimated lease buy-out payments. The comprehensive operating review and resulting store closures and lease terminations were not part of management's constant evaluation of the performance of its stores in which, through the course of ongoing operations, it periodically decides not to renew certain leases or to relocate certain stores.

                        EYE CARE CENTERS OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.   CONDENSED CONSOLIDATING INFORMATION (UNAUDITED)

         The $100,000,000 in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $50,000,000 in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 were issued by the Company and are guaranteed by its subsidiaries (the "Guarantor Subsidiaries") but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly-owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) Eye Care Centers of America, Inc. as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) the ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.





                                CONDENSED CONSOLIDATING BALANCE SHEET
                                         JANUARY 1, 2000



                                                                 Guarantor                               Consolidated
                                                      Parent    Subsidiaries      ODs     Eliminations     Company
                                                    ---------   ------------    --------  ------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                        $     862     $  1,656       $  437    $       -      $   2,955
   Accounts and notes receivable, net                 111,532        4,146        2,609     (107,072)        11,215
   Inventory                                           16,463       12,330        1,353            -         30,146
   Prepaid expenses and other                           1,026          444           44            -          1,514
  Deferred income taxes                                   446            -            -            -            446
                                                    ---------   ------------    --------  ------------   ------------
Total current assets                                  130,329       18,576        4,443     (107,072)        46,276

Property and equipment, net                            44,153       30,336            -            -         74,489
Intangible assets, net                                 18,805      111,008           95            -        129,908
Other assets                                            9,666        1,339            -            -         11,005
Investment in subsidiaries                              5,514            -            -       (5,514)             -
                                                    ---------   ------------    --------  ------------   ------------
Total assets                                        $ 208,467     $161,259       $4,538    $(112,586)     $ 261,678
                                                    =========   ============    ========  ============   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                 $  16,899     $108,996       $3,950    $(107,072)     $  22,773
   Deferred revenue                                     4,213        1,919            -            -          6,132
   Current maturities of long-term debt                10,000          799            -            -         10,799
   Accrued payroll expense                              1,884        2,944            4            -          4,832
   Accrued interest                                     3,134          450            -            -          3,584
   Other accrued expenses                               6,615        3,750          208            -         10,573
                                                    ---------   ------------    --------  ------------   ------------
Total current liabilities                              42,745      118,858        4,162     (107,072)        58,693
Long-term debt, less current maturities               238,211       34,657          100            -        272,968
Deferred income taxes                                     446            -            -            -            446
Deferred rent                                           2,472        1,127            -            -          3,599
Deferred gain                                           1,849          618            -            -          2,467
                                                    ---------   ------------    --------  ------------   ------------
Total liabilities                                     285,723      155,260        4,262     (107,072)       338,173
                                                    ---------   ------------    --------  ------------   ------------


                        EYE CARE CENTERS OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Shareholders' equity/(deficit):
   Common stock                                            74            -            -            -             74
   Preferred stock                                     37,268            -            -            -         37,268
   Additional paid-in capital                          54,977        1,092         (331)           -         55,738
   Accumulated deficit                               (169,575)       4,907          607       (5,514)      (169,575)
                                                    ---------   ------------    --------  ------------   ------------
Total shareholders' equity/(deficit)                  (77,256)       5,999          276       (5,514)       (76,495)
                                                    ---------   ------------    --------  ------------   ------------
                                                    $ 208,467     $161,259       $4,538    $(112,586)     $ 261,678
                                                    =========   ============    ========  ============   ============


                                 CONSOLIDATING INCOME STATEMENT
                         FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999



                                                                 Guarantor                               Consolidated
                                                      Parent    Subsidiaries      ODs     Eliminations     Company
                                                    ---------   ------------    --------  ------------   ------------
Net Revenues:
   Optical sales                                    $ 122,621     $ 67,273      $ 28,017   $      --      $ 217,911
   Management fees                                         --        7,546            --      (5,191)         2,355
   Investment earnings in subsidiaries                    963           --            --        (963)            --
                                                    ---------   ------------    --------  ------------   ------------
Total net revenues                                    123,584       74,819        28,017      (6,154)       220,266
Operating costs and expenses:
   Cost of goods sold                                  41,656       24,622         7,365                     73,643
   Selling, general and administrative expenses        63,677       44,610        20,013      (5,191)       123,109
   Amortization of intangibles                            786        2,887             3                      3,676
                                                    ---------   ------------    --------  ------------   ------------
Total operating costs and expenses                    106,119       72,119        27,381      (5,191)       200,428
                                                    ---------   ------------    --------  ------------   ------------
Income (loss) from operations                          17,465        2,700           636        (963)        19,838
Interest expense, net                                  15,574        1,961             6          --         17,541
Income tax expense                                        694           --           280          --            974
                                                    ---------   ------------    --------  ------------   ------------
Net income (loss) before cumulative effect of
  change in accounting principle                        1,197          739           350        (963)         1,323

Cumulative effect of change in accounting
  principle                                               365          126            --          --            491
                                                    ---------   ------------    --------  ------------   ------------

Net income (loss)                                   $     832     $    613      $    350   $    (963)     $     832
                                                    =========   ============    ========  ============   ============


                                 CONSOLIDATING INCOME STATEMENT
                          FOR THE THIRTEEN WEEKS ENDED OCTOBER 2, 1999



                                                                 Guarantor                               Consolidated
                                                      Parent    Subsidiaries      ODs     Eliminations     Company
                                                    ---------   ------------    --------  ------------   ------------
Net Revenues:
   Optical sales                                    $  40,833     $ 24,428      $  9,326   $      --      $  74,587
   Management fees                                         --        2,515            --      (1,683)           832
   Investment earnings in subsidiaries                 (4,643)          --            --       4,643
                                                    ---------   ------------    --------  ------------   ------------
Total net revenues                                     36,190       26,943         9,326       2,960         75,419
Operating costs and expenses:
   Cost of goods sold                                  14,937        8,063         2,920          --         25,920
   Selling, general and administrative expenses        13,711       25,056         6,450      (1,683)        43,534
   Amortization of intangibles                            264        1,030             1          --          1,295
                                                    ---------   ------------    --------  ------------   ------------
Total operating costs and expenses                     28,912       34,149         9,371      (1,683)        70,749
                                                    ---------   ------------    --------  ------------   ------------
Income (loss) from operations                           7,278       (7,206)          (45)      4,643          4,670
Interest expense, net                                   5,038          618             2          --          5,658
Income tax expense                                        569           --            13          --            582
                                                    ---------   ------------    --------  ------------   ------------
Net income (loss) before cumulative effect of
change in accounting principle                          1,671       (7,824)          (60)      4,643         (1,570)
Cumulative effect of change in accounting
   principle                                               --           --            --          --             --


                        EYE CARE CENTERS OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    ---------   ------------    --------  ------------   ------------
Net income (loss)                                   $   1,671     $ (7,824)     $    (60)  $   4,643      $  (1,570)
                                                    =========   ============    ========  ============   ============






                                 CONSOLIDATING STATEMENT OF CASH FLOWS
                            FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999



                                                                 Guarantor                               Consolidated
                                                      Parent    Subsidiaries      ODs     Eliminations     Company
                                                    ---------   ------------    --------  ------------   ------------
Cash flows from operating activities:
Net income (loss)                                   $     832     $    613      $    350   $    (963)     $     832
Adjustments to reconcile net income (loss)
     to net
Cash provided by operating activities:
    Depreciation and amortization                       8,660        6,419             3          --         15,082
    Other amortization                                  1,055           10            --       1,065
    Cumulative effect of change in
        accounting principle                              365          126            --          --            491
    Deferred liabilities and other                      1,000         (217)           --          --            783
    Expenses to affect capital lease
        retirement                                         --         (431)           --          --           (431)
    (Gain) loss on disposition of property
        and equipment                                     505          247            --          --            752
    Increase/(decrease) in operating assets
        and liabilities                               (37,853)      35,673           (85)         --         (2,265)
                                                    ---------   ------------    --------  ------------   ------------

Net cash provided by (used in) operating
     activities                                       (25,436)      42,440           268        (963)        16,309
                                                    ---------   ------------    --------  ------------   ------------

Cash flows from investing activities:
    Acquisition of property and equipment             (13,217)      (3,265)           --          --        (16,482)
    Proceeds from sale of property and
        equipment                                          18            2            --          --             20
    Purchase of retail outlet                            (368)          --            --          --           (368)
    Purchase of Vision Twenty-One Retail
        Acquisition                                    (1,691)     (37,160)           --          --        (38,851)
    Payment received on notes receivable                    3          142            --          --            145
    Investment in subsidiaries                           (963)          --            --         963             --
                                                    ---------   ------------    --------  ------------   ------------

Net cash provided by (used in) investing
     activities                                       (16,218)     (40,281)           --         963        (55,536)
                                                    ---------   ------------    --------  ------------   ------------

Cash flows from financing activities:
    Payments on debt and capital leases                (2,000)        (656)           --          --         (2,656)
    Proceeds from issuance of long-term debt           39,118           --            --          --         39,118
    Proceeds from issuance of common stock                 64           --            --          --             64
    Repurchase of common stock                           (440)          --            --          --           (440)
    Equity distribution                                    --           --          (268)         --           (268)
                                                    ---------   ------------    --------  ------------   ------------

Net cash provided by (used in) financing
     activities                                        36,742         (656)         (268)         --         35,818
                                                    ---------   ------------    --------  ------------   ------------

Net decrease in cash and cash equivalents              (4,912)       1,503            --          --         (3,409)

Cash and cash equivalents at beginning of
     period                                             3,119        2,008            --          --          5,127
                                                    ---------   ------------    --------  ------------   ------------

Cash and cash equivalents at end of period          $  (1,793)    $  3,511      $     --   $      --      $   1,718
                                                    =========   ============    ========  ============   ============


                                        EYE CARE CENTERS OF AMERICA, INC.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                              SEPTEMBER 30, 2000

                                                                     Guarantor                                   Consolidated
ASSETS                                                 Parent      Subsidiaries       ODs        Eliminations     Company
                                                      ---------    ------------    ---------     ------------    ------------
Current assets:
   Cash and cash equivalents                          $     416      $   1,758     $     480      $      --      $   2,654
   Accounts and notes receivable, net                   102,318         30,138         4,298       (122,490)        14,264
   Inventory                                             17,667         10,421         1,447             --         29,535
   Prepaid expenses and other                             3,114          2,200            46             --          5,360
  Deferred income taxes                                     446             --            --             --            446
                                                      ---------    ------------    ---------     ------------    ------------
Total current assets                                    123,961         44,517         6,271       (122,490)        52,259

Property and equipment, net                              45,076         29,326            --             --         74,402
Intangible assets, net                                   17,061        103,703            92             --        120,856
Other assets                                              8,670            974            --             --          9,644
Investment in subsidiaries                                8,262             --            --         (8,262)            --
                                                      ---------    ------------    ---------     ------------    ------------
Total assets                                          $ 203,030      $ 178,520     $   6,363      $(130,752)     $ 257,161
                                                      =========    ============    =========     ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                   $  20,720      $ 118,577     $  11,137      $(122,490)     $  27,944
   Deferred revenue                                       4,463          2,597             8             --          7,068
   Current maturities of long-term debt                  19,890          4,239            --             --         24,129
   Accrued payroll expense                                1,613          2,758             4             --          4,375
   Accrued interest                                       7,034            509            --             --          7,543
   Other accrued expenses                                 6,340          5,350           209             --         11,899
                                                      ---------    ------------    ---------     ------------    ------------
Total current liabilities                                60,060        134,030        11,358       (122,490)        82,958
Long-term debt, less current maturities                 222,858         28,797           100             --        251,755
Deferred income taxes                                       446             --            --             --            446
Deferred rent                                             2,532          1,358            --             --          3,890
Deferred gain                                             1,756            562            --             --          2,318
                                                      ---------    ------------    ---------     ------------    ------------
Total liabilities                                       287,652        164,747        11,458       (122,490)       341,367
                                                      ---------    ------------    ---------     ------------    ------------
Shareholders' equity/(deficit):
   Common stock                                              74             --            --             --             74
   Preferred stock                                       41,021             --            --             --         41,021
   Additional paid-in capital                            50,923          1,092          (676)        51,339
   Accumulated deficit                                 (176,640)        12,681        (4,419)        (8,262)      (176,640)
                                                      ---------    ------------    ---------     ------------    ------------
Total shareholders' equity/(deficit)                    (84,622)        13,773        (5,095)        (8,262)       (84,206)
                                                      ---------    ------------    ---------     ------------    ------------
                                                      $ 203,030      $ 178,520     $   6,363      $(130,752)     $ 257,161
                                                      =========    ============    =========     ============    ============

                                        EYE CARE CENTERS OF AMERICA, INC.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                             FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000

                                                                  Guarantor                                   Consolidated
                                                      Parent     Subsidiaries       ODs        Eliminations     Company
                                                    ---------    ------------    ---------     ------------   ------------
Net Revenues:
   Optical sales                                    $ 133,638      $  89,400     $  42,802      $      --      $ 265,840
   Management fee                                         569         16,229            --        (14,732)         2,066
   Investment earnings in subsidiaries                  2,748             --            --         (2,748)            --
                                                    ---------    ------------    ---------     ------------   ------------
Total net revenues                                    136,955        105,629        42,802        (17,480)       267,906
Operating costs and expenses:
   Cost of goods sold                                  40,804         33,743        10,078             --         84,625
   Selling, general and administrative expenses        79,783         55,014        37,741        (14,732)       157,806
   Store Closure                                        3,580             --            --             --          3,580
     Amortization of intangibles                          423          6,225             3             --          6,651
                                                    ---------    ------------    ---------     ------------   ------------
Total operating costs and expenses                    124,590         94,982        47,822        (14,732)       252,662
                                                    ---------    ------------    ---------     ------------   ------------
Income (loss) from operations                          12,365         10,647        (5,020)        (2,748)        15,244
Interest expense, net                                  19,301          1,903             6             --         21,210
Income tax expense                                        129            970            --             --          1,099
                                                    ---------    ------------    ---------     ------------   ------------
Net income (loss)                                   $  (7,065)     $   7,774     $  (5,026)     $  (2,748)     $  (7,065)
                                                    =========    ============    =========     ============   ============


                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000

                                                                 Guarantor                                Consolidated
                                                     Parent     Subsidiaries      ODs       Eliminations    Company
                                                    ---------   ------------   ---------    ------------  ------------
Net Revenues:
   Optical sales                                    $ 43,501      $ 27,961      $ 15,165      $     --      $ 86,627
   Management fee                                        569         5,395            --        (5,154)          810
   Investment earnings/(loss) in subsidiaries         (4,492)           --            --         4,492            --
                                                    ---------   ------------   ---------    ------------  ------------
Total net revenues                                    39,578        33,356        15,165          (662)       87,437
Operating costs and expenses:
   Cost of goods sold                                 12,825        10,335         4,248            --        27,408
   Selling, general and administrative expenses       23,501        17,613        16,580        (5,154)       52,540
   Store Closure                                       3,580            --            --            --         3,580
   Amortization of intangibles                          (104)        3,173             1            --         3,070




                                        EYE CARE CENTERS OF AMERICA, INC.

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    ---------   ------------   ---------    ------------  ------------
Total operating costs and expenses                    39,802        31,121        20,829        (5,154)       86,598
                                                    ---------   ------------   ---------    ------------  ------------
Income (loss) from operations                           (224)        2,235        (5,664)        4,492           839
Interest expense, net                                  6,367         1,136             2            --         7,505
Income tax expense (benefit)                             208           (75)           --            --           133
                                                    ---------   ------------   ---------    ------------  ------------
Net income (loss)                                   $ (6,799)     $  1,174      $ (5,666)     $  4,492      $ (6,799)
                                                    =========   ============   =========    ============  ============






                               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                              FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000

                                                             Guarantor                                Consolidated
                                                 Parent     Subsidiaries       ODs      Eliminations     Company
                                                --------    ------------    ---------   ------------  ------------
Cash flows from operating activities:
Net income (loss)                               $ (7,065)     $  7,774      $ (5,026)     $ (2,748)     $ (7,065)
Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
    Depreciation and amortization                 10,059        11,801             3            --        21,863
    Other amortization                             1,038           172            --            --         1,210
    Deferred liabilities and other                   310           909             8            --         1,227
    Loss on disposition of property and
        equipment                                     51            --            --            --            51
    Increase/(decrease) in operating assets
        and liabilities                           15,024       (14,832)        5,403            --         5,595
                                                --------    ------------    ---------   ------------  ------------
Net cash provided by (used in) operating
     activities                                   19,417         5,824           388        (2,748)       22,881
                                                --------    ------------    ---------   ------------  ------------
Cash flows from investing activities:
    Acquisition of property and equipment        (11,393)       (5,226)           --            --       (16,619)
    Proceeds from sale of property and
        equipment                                     12            42            --            --            54
    Net outflow for Vision Twenty-One
        Retail Acquisition                            --           (87)           --            --           (87)
    Payment received on notes receivable              --            28            --            --            28
    Investment in Subsidiaries                    (2,748)           --            --         2,748            --
                                                --------    ------------    ---------   ------------  ------------
Net cash provided by (used in) investing
     activities                                  (14,129)       (5,243)           --         2,748       (16,624)
                                                --------    ------------    ---------   ------------  ------------
Cash flows from financing activities:
    Payments on debt and capital leases           (5,500)         (479)           --            --        (5,979)
    Redemption of common stock                      (234)           --            --            --          (234)
    Equity distribution                               --            --          (345)           --          (345)
                                                --------    ------------    ---------   ------------  ------------
Net cash used in financing activities             (5,734)         (479)         (345)           --        (6,558)
                                                --------    ------------    ---------   ------------  ------------
Net increase (decrease) in cash and cash
     equivalents                                    (446)          102            43            --          (301)
Cash and cash equivalents at beginning of
     period                                          862         1,656           437            --         2,955
                                                --------    ------------    ---------   ------------  ------------
Cash and cash equivalents at end of period      $    416      $  1,758      $    480      $     --      $  2,654
                                                ========    ============    =========   ============  ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     Eye Care Centers of America, Inc. together with its subsidiaries (collectively, the "Company") is the third largest retail optical chain in the United States as measured by net revenues, operating 359 stores, 287 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's VisionWorld," "Doctor's ValuVision," "Stein Optical," "Vision World", "Doctor's Visionworks" and "Eye DRx." The Company operates in the $5.0 billion retail optical chain sector of the $16.0 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population,
(ii) the increased role of managed vision care, (iii) the consolidation of the industry, (iv) new product innovations and (v) the greater frequency of eyewear purchases.

     The industry is highly fragmented and is undergoing significant consolidation. Under the current management team, the Company has successfully acquired and integrated four acquisitions.

     - In September 1996, the Company acquired Visionworks Holdings, Inc. and its subsidiaries, a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.C.
     - In September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries with ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C. (the "PC"), a Virginia professional corporation, and simultaneously entered into long-term management agreements with the PC to manage the PC's twelve stores in Virginia.
     - In September 1998, the Company acquired (the "Bizer Acquisition) certain of the assets of Dr. Bizer's VisionWorld, PLLC and related entities, a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such nineteen stores.
     - In August 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") substantially all of the assets used to operate an aggregate of 76 retail eyewear outlets (the "VTO Retail Acquisition") located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the tradename "Vision World," in Wisconsin operating under the tradename "Stein Optical," and in New Jersey operating under the tradename "Eye DRx." Simultaneously, the Company assumed the rights and obligations under a management agreement with a private optometrist to manage the nineteen Eye DRx stores.

Concurrent with the closing of the VTO Retail Acquisition, the Company entered into an Agreement Regarding Strategic Alliance (the "Strategic Alliance Agreement") with Vision Twenty-One involving their respective managed care programs, optometry and ophthalmology practices and the co-marketing of Vision Twenty-One's refractive surgery program. Subsequent to the closing of the VTO Retail Acquisition, (i) certain purchase price adjustments arose in connection with the VTO Retail Acquisition resulting in Vision Twenty-One owing the Company the amount of $4,031,873 and (ii) Vision Twenty-One announced it had decided to substantially exit the business of managing practices of optometry and ophthalmology and the discontinuation of selected managed care contracts that are not consistent with its business plan. Since such announcement, Vision Twenty-One and the Company had been negotiating a resolution of the outstanding matters and their business relationship.

     On September 21, 2000, the Company and Vision Twenty-One, and certain other interested and affiliated parties, entered into a Settlement Agreement resolving certain outstanding matters including:

     - Vision Twenty-One and each of its subsidiaries agreed to permit the Company, and the optometrists with practices within or adjacent to the Company's stores, to participate on their respective managed vision care panels.
     - The amount owed by Vision Twenty-One to the Company with respect to the purchase price adjustment on the VTO Retail Acquisition was reduced to $1,531,873, such debt to be evidenced by a convertible note ("Convertible Note") maturing on September 30, 2003. The Convertible Note accrues interest at seven percent annually and is convertible into common stock (at a conversion price of the greater of $.18 per share or the market price at the time of closing of Vision Twenty-One's new credit facility) at varying amounts up to October 1, 2002 at which time it is fully convertible.

In addition, pursuant to the Settlement Agreement, the optometric practices managed by Vision Twenty-One within or adjacent to the Company's stores were transitioned to private optometrists, the parties settled certain amounts owed to each other with respect to operating expenditures, and the Company purchased certain optometric equipment from Vision Twenty-One.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed care contracts aggressively in order to help the Company's retail business grow and over the past four years has devoted significant management resources to the development of its managed care business. While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins, as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed care contracts more than offsets the lower average ticket price. During fiscal year 1999 and the thirty-nine week period ended September 30, 2000, approximately 26% and 35%, respectively, of the Company's total revenues were derived from managed care programs. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local markets shares, broad geographic coverage and sophisticated information management and billing systems.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain statement of income data as a percentage of net revenues:

                                                                    THIRTEEN                              THIRTY-NINE
                                                                  WEEKS ENDED                             WEEKS ENDED
                                                      ------------------------------------    ----------------------------------
                                                                          SEPTEMBER 30,        OCTOBER 2,       SEPTEMBER 30,
                                                      OCTOBER 2, 1999          2000               1999              2000
                                                      ----------------   -----------------    -------------   ------------------
STATEMENT OF INCOME DATA:
NET REVENUES:
      Optical sales                                        98.9       %       99.1        %        98.9    %       99.2         %
      Management fee                                        1.1                0.9                  1.1             0.8
                                                      ----------------   -----------------    -------------   ------------------
Total net revenues                                        100.0              100.0                100.0           100.0

OPERATING COSTS AND EXPENSES:
      Cost of goods sold                                   34.8       *       31.6        *        33.8    *       31.8         *
      Selling, general and administrative expenses         58.4       *       60.7        *        56.5    *       59.4         *
      Store closures                                        -                  4.1                  -               1.3
      Amortization of intangibles                           1.7                3.5                  1.7             2.5
                                                      ----------------   -----------------    -------------   ------------------

Total operating costs and expenses                         93.8               99.0                 91.0            94.3
                                                      ----------------   -----------------    -------------   ------------------

INCOME FROM OPERATIONS                                      6.2                1.0                  9.0             5.7

INTEREST EXPENSE, NET                                       7.5                8.6                  8.0             7.9

INCOME TAX EXPENSE                                          0.8                0.2                  0.4             0.4
                                                      ----------------   -----------------    -------------   ------------------


NET INCOME/(LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE                                    (2.1)              (7.8)                 0.6            (2.6)




CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE         -                  -                    0.2             -

NET INCOME/(LOSS)                                          (2.1)      %       (7.8)       %         0.4    %       (2.6)        %
                                                      ================   =================    =============   ==================

*  Percentages based on optical sales only





THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 2, 1999.

NET REVENUES. The increase in net revenues to $87.4 million for the thirteen weeks ended September 30, 2000 from $75.4 million for the thirteen weeks ended October 2, 1999 was largely the result of the VTO Retail Acquisition, an increase in comparable store sales of 2.9% and revenues from stores open less than twelve months of $1.9 million. The VTO Retail Acquisition resulted in an increase in net revenues of $7.9 million during the third quarter of fiscal 2000, which represents the revenue for the period during which the Company did not own the related stores in 1999.

GROSS PROFIT. Gross profit increased to $59.2 million for the thirteen weeks ended September 30, 2000 from $48.7 million for the thirteen weeks ended October 2, 1999. Gross profit as a percentage of optical sales increased to 68.4% for the thirteen weeks ended September 30, 2000 as compared to 65.2% for the thirteen weeks ended October 2, 1999. This percentage increase was largely due to improved buying efficiencies and a successful change in mix towards a lower cost lens . Margin was further increased by improved lab efficiencies.

SELLING GENERAL & ADMINISTRATIVE EXPENSES (SG&A). SG&A increased to $52.5 million for the thirteen weeks ended September 30, 2000 from $43.5 million for the thirteen weeks ended October 2, 1999. SG&A as a percentage of optical sales increased to 60.7% for the thirteen weeks September 30, 2000 from 58.4% for the thirteen weeks ended October 2, 1999. This percentage increase was due primarily to an increase in payroll expenses as a result of payroll for optometrists in lower volume stores acquired in the VTO Retail Acquisition and an increase in overhead expenditures.

STORE CLOSURE. In connection with a comprehensive operational review during the third quarter of 2000, the Company's management identified ten existing stores which were unprofitable and five undeveloped lease sites which did not fit into the Company's future business plan. Management determined that the ten existing stores should be closed and the leases at the undeveloped sites should be terminated. A charge of $3.6 million was recorded to reflect the necessary write-off of related assets and expenses to be incurred in the closing of these locations. The charge consists of $1.4 million in goodwill associated with two of the identified stores that were acquired by the Company through the Company's various acquisitions, $1.4 million in leasehold improvements at the stores and $0.8 million in estimated lease buy-out payments. The comprehensive operating review and resulting store closures and lease terminations were not part of management's constant evaluation of the performance of its stores in which, through the course of ongoing operations, it periodically decides not to renew certain leases or to relocate certain stores.

AMORTIZATION EXPENSE. Amortization expense increased to $3.1 million for the thirteen weeks ended September 30, 2000 from $1.3 million for the thirteen weeks ended October 2, 1999. This increase was due to amortization of the goodwill and the increased value and accelerated amortization of the non-compete agreement related to the VTO Retail Acquisition, which was completed during the third quarter of fiscal 1999.

NET INTEREST EXPENSE. Net interest expense increased to $7.5 million for the thirteen weeks ended September 30, 2000 from $5.7 million for the thirteen weeks ended October 2, 1999. This increase was due to the increased borrowings related to the VTO Retail Acquisition.

NET INCOME. Net loss increased to $6.8 million for the thirteen weeks ended September 30, 2000 from a net loss of $1.6 million for the thirteen weeks ended October 2, 1999.

THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999.

NET REVENUES. The increase in net revenues to $267.9 million for the thirty-nine weeks ended September 30, 2000 from $220.3 million for the thirty-nine weeks ended October 2, 1999 was largely the result of the VTO Retail Acquisition, an increase in comparable store sales of 2.7% and revenues from stores open less than twelve months of $6.9 million. The VTO Retail Acquisition resulted in an increase in net revenues of $34.8 million during the thirty-nine week period ended September 30, 2000, which represents the revenue for the period during which the Company did not own the related stores in 1999.

GROSS PROFIT. Gross profit increased to $181.2 million for the thirty-nine weeks ended September 30, 2000 from $144.3 million for the thirty-nine weeks ended October 2, 1999. Gross profit as a percentage of optical sales increased to 68.2% for the thirty-nine weeks ended September 30, 2000 as compared to 66.2% for the thirty-nine weeks ended October 2, 1999. This percentage increase was largely due to improved buying efficiencies and a successful change in mix towards a lower cost lens. Margin was further increased by improved inventory shrinkage control and increased lab efficiencies.

SELLING GENERAL & ADMINISTRATIVE EXPENSES (SG&A). SG&A increased to $157.8 million for the thirty-nine weeks ended September 30, 2000 from $123.1 million for the thirty-nine weeks ended October 2, 1999. SG&A as a percentage of optical sales increased to 59.4% for the thirty-nine weeks ended September 30, 2000 from 56.5% for the thirty-nine weeks ended October 2, 1999. This percentage increase was due primarily to an increase in payroll expenses as a result of payroll for optometrists in lower volume stores acquired in the VTO Retail Acquisition and an increase in overhead expenditures.

     STORE CLOSURE. In connection with a comprehensive operational review during the third quarter of 2000, the Company's management identified ten existing stores which were unprofitable and five undeveloped lease sites which did not fit into the Company's future business plan. Management determined that the ten existing stores should be closed and the leases at the undeveloped sites should be terminated. A charge of $3.6 million was recorded to reflect the necessary write-off of related assets and expenses to be incurred in the closing of these locations. The charge consists of $1.4 million in goodwill associated with two of the identified stores that were acquired by the Company through the Company's various acquisitions,

$1.4 million in leasehold improvements at the stores and $0.8 million in estimated lease buy-out payments. The comprehensive operating review and resulting store closures and lease terminations were not part of management's constant evaluation of the performance of its stores in which, through the course of ongoing operations, it periodically decides not to renew certain leases or to relocate certain stores.

AMORTIZATION EXPENSE. Amortization expense increased to $6.7 million for the thirty-nine weeks ended September 30, 2000 from $3.7 million for the thirty-nine weeks ended October 2, 1999. This increase was due to amortization of the goodwill related to the VTO Retail Acquisition, which was completed during the third quarter of fiscal 1999.

NET INTEREST EXPENSE. Net interest expense increased to $21.2 million for the thirty-nine weeks ended September 30, 2000 from $17.5 million for the thirty-nine weeks ended October 2, 1999. This increase was due to the increased borrowings related to the VTO Retail Acquisition.

NET INCOME. Net loss increased to $7.1 million for the thirty-nine weeks ended September 30, 2000 from a net loss of $0.8 million for the thirty-nine weeks ended October 2, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities provided net cash of $22.9 million for the thirty-nine weeks ended September 30, 2000 as compared to $16.3 million for the thirty-nine weeks ended October 2, 1999. As of September 30, 2000, the Company had $2.7 million of cash available to meet the Company's obligations.

         Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for the stores and maintenance of existing facilities. Capital expenditures for the thirty-nine weeks ended September 30, 2000 were $16.6 million. Capital expenditures for fiscal 2000 are anticipated to be approximately $20.0 million. Of the fiscal 2000 capital expenditures, approximately $16.2 million are expected to be related to new stores and approximately $3.8 million are expected to be for maintenance of existing facilities.

         On April 24, 1998, the Company entered into a credit agreement (the "Credit Facility") which consists of (i) a $55.0 million term loan facility (the "Term Loan Facility"); (ii) a $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) a $100.0 million acquisition facility (the "Acquisition Facility"). The proceeds of the Credit Facility were used to pay long-term debt outstanding under the previous credit facility. At September 30, 2000, the Company had $45.0 million in term loans outstanding under the Term Loan Facility, $9.0 million outstanding under the Revolving Credit Facility, $69.2 million outstanding under the Acquisition Facility (which funded the Bizer Acquisition and the VTO Retail Acquisition), $149.6 million in notes payable outstanding (the "Notes") and $3.1 million in capital lease obligations. Borrowings made under the Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% or the Base Rate (as defined in the Credit Facility) plus 1.25%. The Term Loan Facility matures five years from the closing date of the Credit Facility and will amortize quarterly in aggregate annual principal amounts of approximately $0.0 million, $4.0 million, $12.0 million, $18.0 million, and $21.0 million, respectively, for years one through five after April 24, 1998.

         Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with borrowings currently available under the Revolving Credit Facility, will be adequate to meet its anticipated requirements for working capital, planned capital expenditures and scheduled principal and interest payments. The Company believes that its ability to repay the Notes and amounts outstanding under the Revolving Credit Facility and the Acquisition Facility may require additional financing. In light of the recent industry trends and Company performance, management has engaged its agent bank in discussions related to future financing needs and to align its financial performance with future covenant requirements. The ability of the Company to meet its debt service obligations, reduce its debt and remain in compliance with its financial covenants of the Credit Facility will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the third quarter of fiscal 2000. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 1, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that are deemed to be material to the business or financial condition of the Company that have arisen during the third quarter of fiscal 2000. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended January 1, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) The following documents are filed as part of this report.

              2.1 Stock Purchase Agreement, dated August 15, 1996, by and between Eye Care Centers of America, Inc., Visionworks Holdings, Inc. and the Sellers listed therein. (a)

              2.2 Stock Purchase Agreement, dated September 30 1997, by and among Eye Care Centers of America, Inc., a Texas corporation, Robert A. Samit, O. D. and Michael Davidson, O.
                    D. (a)

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

              2.7 Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc., Mark
                    E. Lynn, Dr. Mark Lynn & Associates, PLLC and Dr. Bizer's Vision World, PLLC and its affiliates. (a)

              2.8 Letter Agreement, dated October 1, 1998, amending and modifying that certain Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc.; Mark E. Lynn; Dr. Mark Lynn & Associates, PLLC and Dr. Bizer's VisionWorld, PLLC and its affiliates.
                    (a)

              2.9 Asset Purchase Agreement, dated July 7,1999, by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Ltd., Corp. + (c)

             2.10 Letter Agreement, dated August 31,1999, amending and modifying that certain Asset Purchase Agreement, dated July 7,199 by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Inc., Corp. (d)

             2.11 Agreement Regarding Strategic Alliance, dated August 31, 1999 by and among Eye Care Centers of America, Inc. and Vision Twenty-One, Inc. (d)

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

              4.3 Form of Floating Rate Exchange Note (included in Exhibit 4.1 Hereto). (a)

              4.4   Form of Guarantee (included in Exhibit 4.1 hereto). (a)

              4.5 Registration Rights Agreement dated April 24, 1998 between Eye Care Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (a)

             10.1 Settlement Agreement dated September 21, 2000 between Eye Care Centers of America, Inc., a Texas corporation, and Vision Twenty-One, Inc. (e)


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

     (e)  Filed herewith.

(b) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirty-nine weeks ended September 30, 2000.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         EYE CARE CENTERS OF AMERICA, INC.




November 13, 2000                        /s/ Alan E. Wiley
------------------------                 --------------------------------
Dated                                    Alan E. Wiley
                                         Executive Vice President and
                                         Chief Financial Officer