Form 10-K
period 2000-12-30
EYE CARE CENTERS OF AMERICA INC
filed 2001-03-29
CIK 759896

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
MARK ONE

 X       Annual report pursuant to Section 13 or 15(d) of the Securities
---      Exchange Act of 1934 for the fiscal year ended
         December 30, 2000.

--- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

     Aggregate market value of common stock held by non-affiliates of the registrant is $442,862. As the registrant's common stock is not traded publicly, the per share price used in this calculation is based on the per share price as designated by the Board of Directors ($12.85 per share).

     Applicable only to Corporate Registrants: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,410,156 shares of common stock as of March 1, 2001.

     Documents incorporated by reference: None


                                                   FORM 10-K INDEX

                                                     PART I

ITEM 1.        BUSINESS....................................................................................... 2

ITEM 2.        PROPERTIES.....................................................................................20

ITEM 3.        LEGAL PROCEEDINGS..............................................................................21

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................21

                                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS...........................22

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA...........................................................22

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........24


ITEM 7a.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................30


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................31

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........31


                                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................32

ITEM 11.       EXECUTIVE COMPENSATION.........................................................................35

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................38


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................40

                                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K....................................................................................41


                                     PART I
                                     ------

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission and under the heading "Government Regulation" herein as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT STATEMENTS ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS, (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION, (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES, (VI) DEMOGRAPHIC TRENDS, (VII) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS AND (VIII) THE ABILITY OF THE COMPANY TO MAKE AND INTEGRATE ACQUISITIONS.

GENERAL

     Eye Care Centers of America, Inc. (the "Company") is the third largest retail optical chain in the United States as measured by net revenues, operating or managing 361 stores, 287 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Eye DRx," "Vision World," "Doctor's VisionWorks" and "Binyon's." The Company utilizes a strategy of clustering its stores within its targeted markets in order to build local market leadership and strong consumer brand awareness, as well as to achieve economies of scale in advertising, management and field overhead. Management believes that the Company has the number one or two superstore market share position in fourteen of its top fifteen markets, including Washington, D.C., Minneapolis, Dallas, Houston, Tampa/St. Petersburg, Phoenix, Miami/Ft. Lauderdale, Portland and San Antonio. The Company has achieved positive same store sales growth in each of the past seven years and generated net revenues and EBITDA (as defined within the heading "Item 6. Selected Consolidated Financial Data") of $338.5 million and $47.1 million, respectively, for the fiscal year ended December 30, 2000 ("fiscal 2000").

     The Company's stores, which average approximately 4,100 square feet, carry a broad selection of branded frames at competitive prices, including designer eyewear such as ARMANI, LAURA ASHLEY, CALVIN KLEIN, EDDIE BAUER and POLO/RALPH LAUREN, as well as its own proprietary brands. In addition, the Company's superstores offer customers "one-hour service" on most prescriptions, utilizing on-site processing laboratories to grind, coat and edge lenses. Moreover, optometrists ("ODs") located inside or adjacent to all of the Company's stores offer customers convenient eye exams and provide a consistent source of optical retail customers. In the Company's experience, over 80% of such ODs' regular eye exam patients purchase eyewear from the Company's adjacent optical retail stores.

     Since joining the Company as President and Chief Executive Officer in early 1996, Bernard W. Andrews has built a management team with extensive operating, financial, merchandising and marketing experience in the retail industry. This management team has focused on improving operating efficiencies and growing the business through both strategic acquisitions and new store openings. Under current management, the Company's net revenues have increased from $140.2 million in fiscal 1995 to $338.5 million in fiscal 2000, while the Company's store base increased from 152 to 361 over the same period, primarily as a result of four acquisitions. The Company's senior management team owns or has the right to acquire approximately 13.8% of the Company's common stock on a fully diluted basis, through direct ownership and incentive option plans.

BUSINESS STRATEGY

     The Company plans to capitalize on the industry trends discussed under the heading "Industry" by building local market leadership through the implementation of the following key elements of its business strategy.

     MAXIMIZE STORE PROFITABILITY. Management plans to continue to improve the Company's operating margins through enhanced day-to-day store execution, customer service and inventory asset management. The Company has implemented various programs focused on (i) increasing sales of higher margin, value-added and proprietary products, (ii) continuing store expense reductions, (iii) offering extensive productivity-enhancing employee training and (iv) upgrading the point-of-sale information system. Management believes its store clustering strategy will enable the Company to continue to leverage local advertising and field management costs to improve its operating margins. In addition, management believes that the Company can achieve further improvement in its operating margins by realizing certain synergies from its recent acquisitions.

     REDUCTION OF DEBT. In order to improve the Company's EBITDA to total debt ratio and the amount of outstanding debt, management has initiated strategies to generate cash. Capital expenditures have been budgeted to correspond to the new store opening program to be implemented in 2001 through 2003. The Company closed ten unprofitable stores in the third and fourth quarters of 2000 and will continue to evaluate appropriate actions as lease renewals occur. Management has also focused on process improvement initiatives that have allowed for reduction in head counts and corporate overhead expenses. Management is continually evaluating methods to increase store profitability and increase working capital.

     CAPITALIZE ON MANAGED VISION CARE. Management has made a strategic decision to pursue managed care relationships aggressively in order to help grow the Company's retail business and over the past five years has devoted significant management resources to the development of its managed care business. As part of its effort, the Company has (i) implemented direct marketing programs and information systems necessary to compete for managed care relationships with large employers, groups of employers and other third party payors, (ii) developed significant relationships with certain HMOs and insurance companies (e.g., United Healthcare and Humana), which have strengthened the Company's ability to secure managed care relationships, and
(iii) been asked to participate on numerous regional and national managed care panels. While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed care relationships compensates for the lower average ticket price. As of December 30, 2000, the Company participated in managed vision care programs, with retail sales from managed care lives totaling approximately 35.7% of fiscal 2000 optical sales compared to 24% of fiscal 1998 optical sales. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

     EXPAND STORE BASE. In order to continue to build leadership in its targeted markets, the Company plans to take advantage of "fill-in" opportunities in its existing markets, as well as enter attractive new markets where it can achieve a number one or two market share position. Consequently, the Company currently plans to open approximately twelve stores in 2001 and four to five stores each year after 2001 in existing markets. Management believes that the Company has in place the systems and infrastructure to execute its new store opening plan. The Company uses a site selection model utilizing proprietary software which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate the attractiveness of new store openings. The Company spends approximately $430,000 per new store using a store format averaging approximately 4,000 square feet and equipping each new store with standardized fixtures and equipment. In addition, pre-opening costs average $18,000 and initial inventory requirements for new stores average $73,000, of which approximately 40% are typically financed by vendors.

ACQUISITION HISTORY

     The Company was incorporated in Texas in 1984, acquired by Sears, Roebuck and Co. in 1987, acquired by Desai Capital Management Incorporated in 1993 and acquired by the Thomas H. Lee Company in April 1998 (through a recapitalization transaction). From its organization through 1988, the Company expanded its business through the acquisition of: (i) a thirteen store Phoenix-based chain named 20/20 Eye Care in 1986, (ii) a twelve store Texas and Louisiana-based chain named EyeMasters in 1986, (iii) five stores in Phoenix from EyeCo. in 1988 and (iv) a twenty store Portland-based chain named Binyon's in 1988.

     Since the current management team implemented a strategy focused on improving operating efficiencies and increasing the store base in early 1996, the Company has consummated and integrated four acquisitions over the last five years:

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

     The following table sets forth a summary of the Company's stores operating under each trade name, as of March 1, 2001, ranked by number of stores:


                                         NUMBER OF      GEOGRAPHIC     AVERAGE STORE
       TRADE NAME                          STORES         FOCUS            FORMAT          BUSINESS MIX
     ------------------------------------------------ --------------- ------------------ ------------------

     EyeMasters                              161      Southwest,      Superstores        Glasses
                                                      Midwest,        Sq. Ft. 4,000      Managed Care
                                                      Southeast       Lab
                                                                      OD Subleases

     Visionworks                             57       Mid Atlantic,   Superstores        Glasses
                                                      Southeast       Sq. Ft. 6,000      Contacts
                                                                      Lab                Managed Care
                                                                      OD Subleases

     Vision World                            39       Midwest         Conventional       Glasses
                                                                      Sq. Ft. 2,400      Contacts
                                                                                         Managed Care

     Dr. Bizer's VisionWorld, Dr.            34       Southeast,      Superstores        Glasses
        Bizer's ValuVision, Doctor's                  Maryland &      Sq. Ft.  5,400     Contacts
        ValuVision and Doctor's                       Colorado        Lab                Managed Care
        VisionWorks

     Hour Eyes                               22       Mid Atlantic    Conventional       Glasses
                                                                      Sq. Ft. 2,400      Contacts
                                                                      Lab                Managed Care

     Stein Optical                           17       Midwest         Superstores        Glasses
                                                                      Sq. Ft. 3,300      Contacts
                                                                      Lab                Managed Care

     Eye DRx                                 17       Northeast       Conventional       Glasses
                                                                      Sq. Ft. 3,100      Contacts
                                                                                         Managed Care

     Binyon's                                14       Pacific         Superstores        Glasses
                                                      Northwest       Sq. Ft. 4,600      Managed Care
                                                                      Lab
                                                                      OD Subleases
                                         ------------
     Total                                   361
                                         ============

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

     The following table sets forth as of December 30, 2000 the Company's top fifteen markets. Management's estimate of the Company's superstore market share ranking is number one or two in each of these markets as measured by sales.


                                                                   NUMBER OF
DESIGNATED MARKET AREA                                             SUPERSTORES
----------------------------                                   -------------------
Washington, D.C                                                          22
Dallas                                                                   22
Houston                                                                  18
Tampa/St. Petersburg                                                     14
Louisville                                                                7
Minneapolis/St. Paul                                                     25
Phoenix                                                                  12
Miami/Ft. Lauderdale                                                     10
New York                                                                 16
Milwaukee                                                                17
Nashville                                                                11
Portland                                                                 12
San Antonio                                                               8
Austin                                                                    5
Kansas City                                                               7
                                                               -------------------
Total of Top Fifteen Markets                                            206
                                                               ===================


     LOCATIONS. The Company operates 361 stores, 287 of which are superstores, located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Of the Company's stores, 176 are located in enclosed regional malls, 125 are in strip shopping centers and 60 are freestanding locations.

     The following table sets forth by location, ranked by number of stores, the Company's store base as of March 1, 2001.


    LOCATION      EYEMASTERS VISIONWORKS VISION WORLD  BIZER    HOUR EYES    STEIN    EYE DRX   BINYON'S  TOTAL
--------------    ---------- ----------- ------------  -----    ---------    -----    -------   --------  -----

  Texas               76           -          -          -          -          -         -         -       76
  Florida              -          42          -          -          -          -         -         -       42
  Minnesota            -           -         33          -          -          -         -         -       33
  Wisconsin            -           -          2          -          -         17         -         -       19
  Tennessee            7           -          -         12          -          -         -         -       19
  New Jersey           -           -          -          -          -          -        17         -       17
  Virginia             -           1          -          -         13          -         -         -       14
  Arizona             13           -          -          -          -          -         -         -       13
  Oregon               -           -          -          -          -          -         -        13       13
  Louisiana           13           -          -          -          -          -         -         -       13
  North Carolina       -          12          -          -          -          -         -         -       12
  Maryland             -           -          -          5          6          -         -         -       11
  Ohio                 9           -          -          -          -          -         -         -        9
  Kentucky             -           -          -          9          -          -         -         -        9
  Missouri             6           -          -          1          -          -         -         -        7
  Colorado             -           -          -          6          -          -         -         -        6
  Oklahoma             5           -          -          -          -          -         -         -        5
  Kansas               5           -          -          -          -          -         -         -        5
  Nevada               4           -          -          -          -          -         -         -        4
  New Mexico           4           -          -          -          -          -         -         -        4
  Nebraska             4           -          -          -          -          -         -         -        4
  Utah                 4           -          -          -          -          -         -         -        4
  Alabama              3           -          -          -          -          -         -         -        3
  Mississippi          3           -          -          -          -          -         -         -        3
  Idaho                3           -          -          -          -          -         -         -        3
  Washington,          -           -          -          -          3          -         -         -        3
  D.C
  Iowa                 1           -          2          -          -          -         -         -        3
  South Carolina       -           2          -          -          -          -         -         -        2
  Washington           1           -          -          -          -          -         -         1        2
  Indiana              -           -          -          1          -          -         -         -        1
  North Dakota         -           -          1          -          -          -         -         -        1
  South Dakota         -           -          1          -          -          -         -         -        1
                ----------- ------------ ---------- ---------- ---------- --------- ---------- ------- ------------
  Total              161          57         39         34         22         17        17        14      361
                =========== ============ ========== ========== ========== ========= ========== ======= ============


     STORE LAYOUT AND DESIGN. The average size of the Company's stores is approximately 4,100 square feet. The Company has developed and implemented a smaller and more efficient new store prototype, which averages approximately 3,500 square feet in size. This new store prototype typically has approximately 450 square feet dedicated to the in-house lens processing area and 1,750 square feet devoted to product display and fitting areas. The OD's office is generally 1,300 square feet and is, depending on state regulation, either in or adjacent to the store. Each store follows a uniform merchandise layout plan, which is designed to emphasize fashion, invite customer browsing and enhance the customer's shopping experience. Frames are displayed in self-serve cases along the walls and on tabletops located throughout the store and are organized by gender suitability and frame style. The Company believes its self-serve displays are more effective than the less customer friendly locked glass cases or "under the shelf" trays used by some of its competitors. Above the display racks are photographs of men and women which are designed to help customers coordinate frame shape and color with their facial features. In-store displays and signs are rotated periodically to emphasize key vendors and new styles.

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

     ON-SITE OPTOMETRIST. Most stores have an OD, located in or adjacent to the store, who performs eye examinations and in some cases dispenses contact lenses. The ODs generally have the same operating hours as the Company's adjacent stores. The ODs offer customers convenient eye exams and provide a consistent source of optical retail customers. In the Company's experience, over 80% of such ODs' regular eye exam patients purchase eyewear from the adjacent optical retail store. In addition, the Company believes proficient ODs help to generate repeat customers and reinforce the quality and professionalism of each store. Due to the various applicable state regulations, the Company has a variety of operating structures. Most of the ODs are either independent optometrists (the "Independent ODs"), who lease space in or adjacent to each store from the Company or landlord, or employees of the Company. Certain of the stores are owned by an professional corporation or other entity controlled by an OD (the "OD PC") that employs the ODs, and the Company (through its subsidiaries) operates the store through the provision of management services to the OD PC (including the professional practice and optical retail business). Independent ODs who lease space adjacent to or within a Company-owned store represent approximately 71% of the ODs and most pay the Company monthly rent consisting of a percentage of gross receipts, base rental or a combination of both. Approximately 23% of the ODs are employed by the OD PCs and the remaining 6% are employees of the Company.

     STORE MANAGEMENT. Each store has an operating plan, which maps out appropriate staffing levels to maximize store profitability. In addition, a general manager is responsible for the day-to-day operations of each store. In higher volume locations, a retail manager supervises the merchandising area and the eyewear specialists. Customer service is highly valued by the Company and is monitored by location and associate. A lab manager trains the lab technicians and supervises eyewear manufacturing. Sales personnel are trained to assist customers effectively in making purchase decisions. A portion of store managers' and territory directors' compensation is based on sales, profitability and customer service scores at their particular stores. The stores are open during normal retail hours, typically 10 a.m. to 9 p.m., six days a week, and typically 12:00 p.m. to 6:00 p.m. on Sundays.

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

     BREADTH AND DEPTH OF SELECTION. The Company offers its customers high quality frames, lenses, accessories and sunglasses, including designer and proprietary brand frames. Frame assortments are tailored to match the demographic composition of each store's market area. On average, each store features between 1,500 and 2,000 frame stock keeping units in 350 to 400 different styles of frames representing two to three times the assortment provided by conventional optical retail chains or independent optical retailers. Approximately 25% of the frames carry designer names such as POLO, ARMANI, GUCCI, LIZ CLAIBORNE, LAURA ASHLEY and CALVIN KLEIN. In fiscal 2000, other well-known frame manufacturers supplied over 13% of the Company's frames and about 32% of the Company's frames were manufactured specifically for the Company under proprietary brands. The Company believes that a broader selection of high-quality, lower-priced proprietary brand frames allow it to offer more value to customers while improving the Company's gross margin. In addition, the Company also offers customers a wide variety of value-added eyewear features and services on which it realizes a higher gross margin. These include thinner and lighter lenses, progressive lenses and customer lens features, such as tinting, anti-reflecting coatings, scratch-resistant coatings, ultra-violet protection and edge polishing.

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

     PRODUCT DISPLAY. The Company employs an "easy-to-shop" store layout. Merchandise in each store is organized by gender suitability, frame style and brand. Sales personnel are trained to assist customers in selecting frames which complement an individual's attributes such as facial features, face shape and skin tone. See "- Store Layout and Design." In-store displays focus customer attention on premium priced products, such as designer frames and thinner and lighter lenses.

MARKETING

     The Company actively supports its stores by aggressive local advertising in individual geographical markets. Advertising expenditures totaled $30.9 million, or 9.1% of net revenues, in fiscal 2000. The Company utilizes a variety of advertising media and promotions in order to establish the Company's image as a high quality, cost competitive eyewear provider with a broad product offering. The Company's brand positioning is supported by a marketing campaign which features the phrase "See Better, Look Better." In addition, the Company believes that its strategy of clustering stores in each targeted market area maximizes the benefit of its advertising expenditures. As managed care becomes a larger part of the Company's business in certain local markets, advertising expenditures as a percentage of sales are likely to decrease in those markets, since managed care programs tend to reduce the need for marketing expenditures to attract customers to the Company's stores.

STORE EXPANSION

     The Company currently plans to open approximately twelve new stores in 2001 and four to five per year after 2001. The new stores are expected to have an on-site OD and a lens-processing laboratory. The Company uses a site selection model utilizing proprietary software which incorporates industry and internally generated data. The Company spends approximately $430,000 per new store using a store format averaging approximately 4,000 square feet and equipping each new store with standardized fixtures and equipment. In addition, pre-opening costs average $18,000 and initial inventory requirements for new stores average $73,000, of which approximately 40% are typically financed by vendors.

EMPLOYEE TRAINING

     The Company believes that its dedication to employee training has improved customer service, increased morale among its employees and contributed to the Company's increased productivity levels. Each new employee with no prior experience in the optical industry receives approximately eighty hours of initial training. New employees with previous experience in the optical retail industry receive approximately forty hours of initial training. Store managers participate in approximately fifty hours of annual training. The American Board of Opticianary ("ABO") has certified the Company to offer up to seventy hours of ABO continuing education credits to maintain opticianary-licensing requirements. Employee training emphasizes customer service, thorough product and service knowledge, optical knowledge, lab skills, selling techniques and the utilization of store performance data to better manage day-to-day store operations. Store level employees may also be cross-trained in sales and lab-related skills to promote increased staffing flexibility. Ongoing training is conducted periodically to familiarize management and employees with new products and services, to improve the level of understanding of store operations and productivity and to maintain the Company's overall high quality standards.

COMPETITION

     The retail optical industry is fragmented and highly competitive. The Company competes with (i) independent practitioners (including opticians, optometrists and ophthalmologists who operate an optical dispensary within their practice) (ii) optical retail chains (including superstores) and (iii) mass merchandisers and warehouse clubs. The Company's largest optical retail chain competitors are LensCrafters and Cole National Corporation (Pearle and Cole Vision licensed brands). From time to time, competitors have launched aggressive promotional programs, which have temporarily impacted the Company's ability to achieve comparable stores sales growth and maintain gross margin. Some of the Company's competitors are larger, have longer operating histories, greater financial resources and greater market recognition than the Company.

VENDORS

     The Company purchases a majority of its lenses from four principal vendors and purchases frames from over twenty different vendors. In fiscal 2000, five vendors collectively supplied approximately 65.2% of the frames purchased by the Company. One vendor supplied over 45.9% of the Company's lens materials during the same period. The Company has consolidated its vendors to develop strategic relationships resulting in improved service and payment terms. While such vendors supplied a significant share of the lenses used by the Company, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. Management of the Company therefore does not believe that it is dependent on such vendors or any other single vendor for frames or lenses. Management of the Company believes that its relationships with its existing vendors are satisfactory. Management of the Company believes that significant disruption in the delivery of merchandise from one or more of its current principal vendors would not have a material adverse effect on the Company's operations because multiple vendors exist for all of the Company's products.

MANAGED VISION CARE

     Managed vision care has grown in importance in the optical retail industry. Health insurers have sought a competitive advantage by offering a full range of health insurance options, including coverage of primary eye care. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of managed care participants. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed care programs encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement.

     While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. Management of the Company believes that the increased volume resulting from managed care relationships more than offsets the lower average ticket price.

     While managed vision care encompasses many of the conventional attributes of managed care, there are significant differences. For example, there is no medical risk involved, as these programs cover only a customer's eye examination and no medical condition of such customer. Moreover, less than 1% of the Company's total revenues are derived from traditional capitated managed care programs. In capitated programs, the Company is compensated by a third party on a per member per month flat fee basis. The payment is allocated between the providers of services and goods. Since the number of visits to an OD is limited to annual or bi-annual appointments, exam utilization is more predictable, so costs to insurers are easier to quantify, generally resulting in lower capitation risk. Even though managed vision care programs typically limit coverage to a certain dollar amount or discount for an eyewear purchase, the member's eyewear benefit generally allows the member to "trade up." Management believes that the growing consumer perception of eyewear as a fashion accessory as well as the consumer's historical practice of paying for eyewear purchases out-of-pocket contributes to the frequency of "trading-up." The Company has historically found that managed care participants who take advantage of the eye exam benefit under the managed care program in turn have typically had their prescriptions filled at adjacent optical stores.

     Management has made a strategic decision to pursue managed care relationships aggressively in order to help grow the Company's retail business and over the past five years has devoted significant management resources to the development of this business. The Company has (i) implemented direct marketing programs and information systems necessary to compete for managed care relationships with large employers, groups of employers and other third party payors, (ii) developed significant relationships with certain HMOs and insurance companies (e.g., United Healthcare and Humana), which have strengthened the Company's ability to secure managed care relationships, and
(iii) been asked to participate on numerous regional and national managed care panels.

     As of December 30, 2000, the Company participated in managed vision care programs with retail sales from managed care lives totaling approximately 35.7% of fiscal 2000 optical sales compared to 24% of fiscal 1998 optical sales. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains. Managed care is likely to accelerate industry consolidation as payors look to contract with large retail optical chains who deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations and hours of operation, and possess sophisticated information management and billing systems. Large optical retail chains are likely to be the greatest beneficiaries of this trend as independent practitioners cannot satisfy the scale requirements of managed care programs and mass merchandisers' "Every Day Low Price" strategy is generally incompatible with the price structure required by the managed vision care model. Most managed care contracts renew annually and certain relationships are not evidenced by contracts. The non-renewal of a material contract or relationship could have a material adverse effect on the Company.

GOVERNMENT REGULATION

     At 256 of the Company's stores, the Company or its landlord leases a portion of the store or adjacent space to Independent ODs. The availability of such professional services in or adjacent to the Company's stores is critical to the Company's marketing strategy. At 83 of the stores, to address and comply with certain regulatory restrictions, the OD PCs own the stores (including the practice and the optical retail operations) and the Company (through its subsidiaries) provides certain management services such as accounting, human resources, marketing and information services for an agreed upon fee pursuant to a long-term management contract. The OD PCs employ the ODs.

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

     Management of the Company believes the operations of the Company are in material compliance with federal and state laws and regulations; however, these laws and regulations are subject to interpretation, and a finding that the Company is not in such compliance could have a material adverse effect upon the Company.

     The Company currently is required to maintain local and state business licenses to operate. However, as a result of the capitation element of some of its managed care relationships, the Company is required in the states of North Carolina, Texas and California to obtain insurance licenses and to comply with certain routine insurance laws and regulations as an insurer in order to offer managed care discount programs to various employee groups. The cost of such compliance is minimal. These insurance laws require that the Company make certain mandatory filings with the state relating to: (i) pertinent financial information and (ii) quality of care standards. Violation of any of these laws or regulations could possibly result in the Company incurring monetary fines and/or other penalties. Management of the Company believes the Company is currently in material compliance with each of these laws and regulations.

     The fraud and abuse provisions of the Social Security Act and anti-kickback laws and regulations adopted in many states prohibit the solicitation, payment, receipt, or offering of any direct or indirect remuneration in return for, or as an inducement to, certain referrals of patients, items or services. Provisions of the Social Security Act also impose significant penalties for false or improper billings to Medicare and Medicaid, and many states have adopted similar laws applicable to any payor of health care services. In addition, the Stark Self-Referral Law imposes restrictions on physicians' referrals for designated health services reimbursable by Medicare or Medicaid to entities with which the physicians have financial relationships, including the rental of space if certain requirements have not been satisfied. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. Violations of any of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and, in the case of violations of federal laws, exclusion from participation in the Medicare and Medicaid programs. Management of the Company believes the Company is currently in material compliance with all of the foregoing laws and no determination of any violation in any state has been made with respect to the foregoing laws. Such exclusions and penalties, if applied to the Company, or a determiniation that the Company or any of the ODs is not in compliance with such laws, could have a material adverse effect on the Company.

TRADEMARK AND TRADE NAMES

     The Company's superstores operate under the trade names "EyeMasters," "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld", "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Vision World," "Doctor's VisionWorks" and "Eye DRx." In addition, "SlimLite" is the Company's trademark for its line of lightweight plastic lenses and "SunMasters" is the trade name for the sunglass kiosk within the "EyeMasters" superstore. Other trademarks and trade names used by the Company are "Master Eye Associates," "Master Eye Exam," "EyeMasters" and the "eyeball" mark used in conjunction with the trade name "EyeMasters."

EMPLOYEES

     As of December 30, 2000, the Company employed approximately 3,900 employees. Approximately 70 hourly paid workers in the Eye DRx stores are affiliated with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, with which the Company has a contract extending through November 30, 2003. The Company considers its relations with its employees to be good.

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

     Certain of the funds needed to consummate the Recapitalization were obtained through the sale, pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended (the "Securities Act"), of $100,000,000 in principal amount of 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50,000,000 in principal amount of Floating Interest Rate

Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Initial Notes"). The Initial Notes were issued by the Company and guaranteed by the subsidiary guarantors. Under that certain Indenture, dated April 24, 1998 (the "Indenture"), the Company and its subsidiary guarantors are jointly and severally liable for payment of the Initial Notes. In addition to the net proceeds from the sale of the Initial Notes, the Recapitalization was financed with (a) approximately $55.0 million of borrowings under the New Credit Facility (see "Liquidity and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operation) and (b) approximately $99.4 million from the sale of capital stock to THL, Bernard W. Andrews and other members of management (the "Equity Contribution") consisting of (i) approximately $71.6 million from the sale of Common Stock and (ii) approximately $27.8 million from the sale of shares of a newly created series of preferred stock of the Company ("New Preferred Stock"). The Company used the proceeds from such bank borrowings, the sale of the Initial Notes, and the Equity Contribution principally to finance the conversion into cash of the shares of Common Stock which were not retained by existing shareholders, to refinance certain existing indebtedness of the Company, to redeem certain outstanding preferred stock of the Company and to pay related fees and expenses of the Recapitalization.

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

SEASONALITY AND QUARTERLY RESULTS

     The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third quarters. In addition, quarterly results are affected by the opening of new stores; therefore, the Company's growth, the Visionworks Acquisition, the Hour Eyes Acquisition, the Bizer Acquisition and the VTO Retail Acquisition may affect the financial results which would otherwise reflect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.

INDUSTRY

     OVERVIEW. Optical retail sales in the United States totaled $16.5 billion in 2000, according to industry sources. The optical retail market has grown each year at an average annual rate of approximately 5% from 1991 to 1997. During 1998 through 2000, the average annual growth rate decreased to approximately 2.0%. A leading industry publication projects optical retail chains with only a 0.9% increase in growth and a 1.2% overall growth rate in the optical industry for 2001.

     The following chart sets forth expenditures (based upon products sold) in the optical retail market over the past nine years according to a leading industry publication.


                                       U.S. OPTICAL RETAIL SALES BY SECTOR 1991 - 2000
                                                  (DOLLARS IN BILLIONS)

                                                                                                       2000
                       1991    1992    1993    1994   1995    1996    1997    1998    1999    2000      SHARE
                    ---------------------------------------------------------------------------------------------

   Lenses/treatments  $  5.2  $  5.6  $  6.0  $  6.5 $  6.8  $  7.2  $  7.6  $  7.9  $  8.0  $  8.3    50.3%
   Frames                3.9     4.0     4.1     4.1    4.4     4.6     5.0     5.2     5.3     5.5    33.3
   Sunglasses            0.5     0.5     0.5     0.5    0.7     0.8     0.9     0.8     0.7     0.7     4.2
   Contact lenses        1.8     1.8     1.7     1.8    1.9     1.9     1.9     1.9     2.0     2.0    12.2
                    ---------------------------------------------------------------------------------------------
                      $ 11.5  $ 11.9  $ 12.3  $ 12.9 $ 13.8  $ 14.6  $ 15.4  $ 15.8  $ 16.0    16.5   100.0%
                    =============================================================================================

     DISTRIBUTION. Eye care services in the United States are delivered by local providers consisting of approximately 65,000 opticians, 31,000 optometrists and 16,500 ophthalmologists. The optical retail industry in the United States is highly fragmented and consists of (i) independent practitioners (including opticians, optometrists and ophthalmologists) who operate an optical dispensary within their practice, (ii) optical retail chains and (iii) warehouse clubs and mass merchandisers. In 2000, optical retail chains accounted for approximately 33.0% of the total market, while independent practitioners comprised approximately 59.3% and other distribution channels represented approximately 7.7%. Optical retail chains have begun consolidating the optical retail market resulting in a decreased marketshare for independent practitioners. Independent practitioners' market share dropped from 63.0% to 59.3% between 1996 and 2000, while optical retail chains' market share increased over the same period from 31.3% to 33.0%.

     INDEPENDENT PRACTITIONERS. In 2000, independent practitioners represented $9.8 billion of eyewear retail sales, or 59.3% of the industry's total optical retail sales volume of $16.5 billion. Independent practitioners typically cannot provide quick turnaround of eyeglasses because they do not have laboratories on site and generally charge higher prices than other competitors. Moreover, their eyewear product assortment is usually narrow, although a growing portion includes some designer or branded products. Prior to 1974, independent practitioners benefited from regulatory and other factors which inhibited commercial retailing of prescription eyewear. In 1974, the Federal Trade Commission began requiring doctors to provide their patients with copies of their prescriptions, enabling sophisticated retailers to implement retail marketing concepts which gave way to a more competitive marketplace. Independent practitioners' market share has declined from approximately 100% in 1974 to 59.3% in 2000, dropping 3.7% from 1996. Management believes that independent practitioners will continue to lose market share over the next several years.

     OPTICAL RETAIL CHAINS. Optical retail chains represented 33.0% of the total optical retail market in 2000. Over the past four years, the top one hundred optical retail chains (in terms of net revenues) have grown at a rate faster than the overall market. Optical retail chains include both superstores and conventional optical stores. Optical retail chains offer quality service provided by on-site optometrists and also carry a wide product line, emphasizing the fashion element of eyewear, although lower-priced lenses and frames are also available. In addition, the retail optical chains, particularly the superstores, are generally able to offer better value and service through a reduced cost structure, sophisticated merchandising and display, economies of scale and greater volume. Furthermore, they can generate greater market awareness than the fragmented independent practitioners as optical retail chains usually invest more in advertising and promotions. Management believes that large optical chains are best positioned to benefit from industry consolidation trends including the growth in managed vision care.

     WAREHOUSE CLUBS AND MASS MERCHANDISERS. Warehouse clubs and mass merchandisers usually provide eyewear in a host environment which is typically a larger general merchandise store. This segment typically provides some of the service elements of retail optical chains, but competes primarily on price. As a result, its eyewear selection tends to focus on lower-priced optical products. Moreover, this segment's "Every Day Low Price" strategy is generally incompatible with the pricing structure required by the managed vision care model. Warehouse clubs and mass merchandisers' market share increased from 4.2% in 1996 to 5.3% in 2000.

     OTHER. Other participants in the optical retail market include HMOs and school-controlled dispensaries. In 2000, other participants represented approximately 2.4% of the total optical retail market.

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

     CONSOLIDATION. Although the optical retail market in the United States is highly fragmented, the industry is experiencing increased consolidation. In 1998, the top ten and the top one hundred optical retail chains represented approximately 18% and 28% of the total optical market, respectively. The remaining 72% of the market included independent practitioners, smaller chains, warehouse clubs and mass merchandisers. Independent practitioners' market share dropped from 63.0% to 59.3% between 1996 and 2000, while optical retail chains' market share increased over the same period from 31.3% to 33.0%. Management believes that several factors are likely to drive further consolidation: (i) the importance of economies of scale to managed care programs which require providers with strong store brand awareness, multiple locations and sophisticated information management and billing systems; (ii) economies of scale in merchandising, marketing, manufacturing and sourcing product; (iii) the significant capital required to build lens processing laboratories on premises; (iv) the desire of small regional chains and independent practitioners to achieve liquidity by selling to larger optical retail chains and (v) the slower industry growth rates in 1998 through 2000 causing acceleration of consolidation opportunities. Management believes that the large optical retail chains are better positioned than mass merchandisers and warehouse clubs to benefit from this consolidation trend and that such chains will continue to gain market share from the independent practitioners over the next several years.

     NEW PRODUCT INNOVATIONS. Since the late 1980's, several technological innovations have led to the introduction of new optical lenses and lens treatments, including progressive addition lenses (no-line bifocals), high-index and aspheric lenses (thinner and lighter), polycarbonate lenses (shatter resistant) and anti-reflective coatings. These innovative products are popular among consumers, generally command premium prices and yield higher margins than traditional lenses. The average retail price for all lenses and lens treatments has increased over 5% per year from $88 to $105 between 1995 and 2000, reflecting, in part, the rising popularity of these products. Similarly, during the same period, the average retail price for eyeglass frames has increased on average over 12% per year from $57 to $84, due in large part to both technological innovation and an evolving customer preference for higher priced, branded frames.

     LASIK SURGERY. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996, leading to a dramatic increase in the popularity of laser vision correction surgery. In 1999, eye care professionals performed an estimated 1 million laser vision correction surgery procedures in the U.S., representing an increase of 113% over the approximately 470,000 procedures performed in

1998, with volume projected to grow to approximately 2 million procedures in 2001. Industry forecasts estimate 1.5 million laser vision correction surgery procedures being performed in 2000. Despite this rapid growth, the number of vision correction surgery patients in 1999 represented 0.3% of the 161 million people with refractive vision conditions in the U.S. The consumer's evaluation process of LASIK surgery creates options other than eyeglasses and contacts. Management believes that the increase in LASIK procedures, and the evaluation process by potential customers (including both individuals who undergo LASIK surgery and those who decide not to undergo LASIK surgery) has contributed to the slower growth rates in the optical industry since 1998.

ITEM 2. PROPERTIES

     As of March 1, 2001, the Company operated 361 retail locations in the United States. The Company believes its properties are adequate and suitable for its purposes. The Company leases all of its retail locations, the majority of which are under triple net leases that require payment by the Company of its pro rata share of real estate taxes, utilities, and common area maintenance charges. These leases range in terms of up to 15 years. Certain leases require percentage rent based on gross receipts in excess of a base rent. The Company subleases a portion of substantially all of the stores or the landlord leases an adjacent space, to an Independent OD (or its wholly-owned operating entity). With respect to the OD PCs, the Company subleases the entire premises of the store to the OD PC. The terms of these leases or subleases range from one to fifteen years, with rentals consisting of a percentage of gross receipts, a base rental, or a combination of both. The general character of the Company's stores is described in Item 1 of this Report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock, par value $.01 per share, of the Company is not traded on any established public trading market. There are 16 holders of the Common Stock. No dividends were paid in fiscal 1999 or 2000 and payment of dividends is restricted by the Indenture governing the Exchange Notes. See discussion under "The Recapitalization."

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data in the table are derived from the consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. All references in this Annual Report on Form 10-K to 1996 or fiscal 1996, 1997 or fiscal 1997, 1998 or fiscal 1998, 1999 or fiscal 1999 and 2000 or fiscal 2000 relate to the fiscal years ended December 28, 1996, January 3, 1998, January 2, 1999, January 1, 2000 and December 30, 2000, respectively.

                                           December 28,     January 3,    January 2,   January 1,  December 30,
                                              1996            1998          1999          2000         2000
                                           -----------    -------------  ------------  ----------  ------------
STATEMENT OF OPERATIONS DATA:

Net revenues                                $158,224        $219,611       $237,851      $293,795    $338,457

Operating costs and expenses:
   Cost of goods sold                         51,884          77,134         80,636        98,184     107,449
   Selling, general and administrative (a)    91,897         120,319        132,390       170,146     204,365
   Recapitalization and other expenses             -               -         25,803             -           -
   Store closure expense                           -               -              -             -       3,580
   Amortization of intangible assets           2,938           2,870          3,705         5,653       9,137
                                           -----------    -------------  ------------  ----------  ------------
   Total costs and expenses                  146,719         200,323        242,534       273,983     324,531
                                           -----------    -------------  ------------  ----------  ------------

Operating income (loss)                       11,505          19,288         (4,683)       19,812      13,926
Interest expense, net                          9,899          13,738         19,159        24,685      28,694
In-substance defeased bonds interest
      expense, net                                 -               -          2,418             -           -
                                           -----------    -------------  ------------  ----------  ------------
Income (loss) before income taxes              1,606           5,550        (26,260)       (4,873)    (14,768)
Income tax expense                               188             335             13           384         766
                                           -----------    -------------  ------------  ----------  ------------
Net income (loss) before extraordinary item    1,418           5,215        (26,273)       (5,257)    (15,534)
Cumulative effect of change in acct
    principle                                      -               -              -           491           -
Extraordinary loss                                 -               -          8,355             -           -
                                           -----------    -------------  ------------  ----------  ------------
Net income (loss)                             $1,418          $5,215       $(34,628)      $(5,748)    $(15,534)
                                           ===========    =============  ============  ==========  ============
OTHER FINANCIAL DATA:

Depreciation and amortization                $12,449         $15,001        $16,050       $22,753     $29,600
Capital expenditures                           4,233           9,470         20,656        19,920      18,932
Gross Margin %                                  67.2%           64.9%          66.1%         66.6%       68.3%
Total Assets                                $167,980        $180,144       $222,907      $261,678    $250,303
Long Term Obligations(b)                    $130,731        $133,263       $248,757      $279,480    $285,607
Ratio of earnings to fixed charges(c)           1.11x           1.27x          0.14x         0.85x       0.62x

MISCELLANEOUS DATA:

EBITDA  (d)                                  $23,954         $34,289        $37,170       $42,386     $47,107
EBITDA margin %                                 15.1%           15.6%          15.6%         14.4%       13.9%
Comparable store sales growth (e)                3.5%            3.8%           1.1%          1.1%        0.9%
End of period stores                             218             239            270           361         361
Sales per store (f)                             $935            $995         $1,007          $987        $940

----------

(a) The Company recorded a $0.7 million non-cash impairment charge related to its investment in its subsidiary in Mexico, which is included in selling, general and administrative expenses for 1996.

(b) Long-term obligations include redeemable preferred stock of $11,220 and $12,117 for fiscal 1996 and 1997, respectively.

(c) In computing the ratio of earnings to fixed charges, "earnings" represents income (loss) before income tax expense plus fixed charges. "Fixed charges" consists of interest, amortization of debt issuance costs and a portion of rent, which is representative of interest factor (approximately one-third of rent expense).

(d) EBITDA represents consolidated net income (loss) before interest expense, income taxes, depreciation and amortization (other than amortization of store pre-opening costs), recapitalization and other expenses and store closure expense. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of a company's historical ability to fund operations and meet its financial obligations. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) or net income (loss) in accordance with generally accepted accounting principals as an indicator of the Company's operating performance or cash flow as a measure of liquidity. Additionally, EBITDA presented may not be comparable to similarly titled measures reported by other companies.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is the third largest retail optical chain in the United States as measured by net revenues, operating 361 stores, 287 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Vision World," "Doctor's VisionWorks" and "Eye DRx." The Company operates in the $5.4 billion retail optical chain sector of the $16.5 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry, (iv) new product innovations and
(v) the greater frequency of eyewear purchases.

     The industry is highly fragmented and is undergoing significant consolidation. See the discussion under the heading "Industry" within "ITEM 1. BUSINESS." Under the current management team, the Company has consummated and integrated four acquisitions.

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

     o In August 1999, the Company consummated the Vision 21 Acquisition and simultaneously entered into a long-term management agreement with the VTO OD to manage the nineteen Eye DRx stores in New Jersey.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed care relationships aggressively in order to help the Company's retail business grow and over the past five years has devoted significant management resources to the development of its managed care business. While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed care relationships more than offsets the lower average ticket price. During fiscal 2000, approximately 35.7% of the Company's total revenues were derived from managed care programs. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local markets shares, broad geographic coverage and sophisticated information management and billing systems.

     The Company uses a 52- or 53-week fiscal year ending on the Saturday closest to December 31, with monthly results on a 4-4-5 week basis each quarter. Fiscal 1998, 1999 and 2000 were 52-week fiscal years and fiscal 1997 was a 53-week year.

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

     The following is a discussion of certain factors affecting the Company's results of operations from fiscal 1998 to fiscal 2000 and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

     RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net revenues of certain income statement data.

                                                                               FISCAL YEAR ENDED
                                                                        ------------------------------
                                                                          1998      1999       2000
                                                                        ---------  --------   --------
           Net Revenues:
           Optical sales                                                   98.9%     99.0%      99.2%
           Management fee                                                   1.1       1.0        0.8
                                                                        ---------  --------   --------
           Total net revenues                                             100.0     100.0      100.0
           Operating costs and expenses:
           Cost of goods sold (a)                                          34.3      33.8       32.0
           Selling, general and administrative expenses (a)                56.3      58.5       60.9
           Recapitalization and other expenses                             10.8       -          -
           Store closure expenses                                           -         -          1.1
           Amortization of intangibles                                      1.6       1.9        2.7
                                                                        ---------  --------   --------

           Total operating costs and expenses                             102.0      93.3       95.9
                                                                        ---------  --------   --------
           Income (loss) from operations                                   (2.0)      6.7        4.1
           Interest expense, net                                            8.1       8.4        8.5
           In-substance defeased bonds interest expense, net                1.0       -          -
                                                                        ---------  --------   --------
           Loss before income taxes                                       (11.1)     (1.7)      (4.4)
           Income tax expense                                               -         0.1        0.2
                                                                        ---------  --------   --------
           Net loss before extraordinary item                             (11.1)     (1.8)      (4.6)
           Cumulative effect of change in accounting principle              -         0.2        -
           Extraordinary loss on early extinguishment of long-term
              debt                                                          3.5       -          -
                                                                        ---------  --------   --------
           Net loss                                                       (14.6)     (2.0)      (4.6)
                                                                        =========  ========   ========

           EBITDA margin                                                   15.6%     14.4%      13.9%

(a) Percentages based on optical sales only

FISCAL 2000 COMPARED TO FISCAL 1999

     NET REVENUES. The increase in net revenues to $338.5 million in 2000 from $293.8 million in fiscal 1999 was largely the result of the VTO Retail Acquisition and an increase in comparable store sales of 0.9%. This acquisition resulted in an increase in net revenues of $34.7 million for fiscal 2000. Comparable transactions were relatively flat and average ticket prices increased compared to the prior year. The Company opened fifteen stores and closed fifteen stores in fiscal 2000 for a net zero change in its store count.

     GROSS PROFIT. Gross profit increased to $231.0 million in fiscal 2000 from $195.6 million in fiscal 1999. Gross profit as a percentage of optical sales increased to 68.0% ($228.2 million) in fiscal 2000 as compared to 66.2% ($192.6 million) in fiscal 1999. This percentage increase was primarily due to improved buying efficiencies, primarily in lenses.

     SELLING GENERAL & ADMINISTRATIVE EXPENSES (SG&A). SG&A increased to $204.4 million in fiscal 2000 from $170.1 in fiscal 1999. SG&A as a percentage of optical sales increased to 60.9% in fiscal 2000 from 58.5% in fiscal 1999. This percentage increase was due primarily to the inclusion of doctor payroll expenses for the stores acquired through the VTO Retail Acquisition and increases in occupancy expenses.

    STORE CLOSURE EXPENSES. In connection with a comprehensive operational review during the third quarter of 2000, the Company's management identified ten existing stores which were unprofitable and five undeveloped lease sites which did not fit into the Company's future business plan. Management determined that the ten existing stores should be closed and the leases at the undeveloped sites should be terminated. Nine of these stores were closed in fiscal 2000 and the tenth was closed in January 2001. A charge of $3.6 million was recorded to reflect the necessary write-off of related assets and expenses to be incurred in the closing of these locations. The charge consists of $1.4 million in goodwill associated with two of the identified stores that were acquired by the Company through the Company's various acquisitions, $1.4 million in leasehold improvements at the stores and $0.8 million in estimated lease buy-out payments. The comprehensive operating review and resulting store closures and lease terminations were not part of management's constant evaluation of the performance of its stores in which, through the course of ongoing operations, it periodically decides not to renew certain leases or to relocate certain stores.

     AMORTIZATION EXPENSE. Amortization expense increased to $9.1 million for fiscal 2000 from $5.7 million in fiscal 1999. This increase was due to amortization of the goodwill, noncompete agreement and Strategic Alliance Agreement assets related to the VTO Retail Acquisition, which were recorded during the third quarter of fiscal 1999.

     NET INTEREST EXPENSE. Net interest expense increased to $28.0 million for fiscal 2000 from $24.7 million for fiscal 1999. This increase was due to the increased borrowings made in connection to the VTO Retail Acquisition.

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

     NET INTEREST EXPENSE. Net interest expense increased to $24.7 million for fiscal 1999 from $19.2 million for fiscal 1998. This increase was due to the increased borrowings made in connection to the Recapitalization and the Bizer Acquisition and VTO Retail Acquisition but was partially offset by reduced rates on the new debt issued in the Recapitalization.

     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Upon the adoption of SOP 98-5, the Company recorded a charge of $0.5 million for the write-off of capitalized store preopening costs and organization costs.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities provided net cash for 2000, 1999, and 1998 of $4.0 million, $15.3 million and $0.2 million, respectively. As of December 30, 2000, the Company had $4.0 million of cash available to meet the Company's obligations.

     Capital expenditures for 2000, 1999 and 1998 were $18.9 million, $19.9 million and $20.7 million, respectively. Capital expenditures for 2001 are projected to be approximately $11 million. Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets and new computer systems for the stores. These capital expenditures include leasehold improvements, laboratory, equipment, furniture and fixtures, doctors' equipment, point-of-sale equipment, and computer hardware and software.

     On April 24, 1998, the Company entered into a credit agreement (the "New Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"), of which $50.0 million was committed at April 24, 1998. The proceeds of the New Credit Facility were used to pay long term debt outstanding under the previous credit facility. At December 30, 2000, the Company had $45.0 million outstanding under the Term Loan Facility, $24.5 million outstanding under the Revolving Credit Facility, and $69.2 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition. On December 27, 2000 the Company amended the New Credit Facility. As a result of the amendment to the New Credit Facility, interest on borrowings was increased by 100 basis points from the original interest rates under the amended New Credit Facility and various financial covenants and scheduled principal payments were revised. Borrowings made under the New Credit Facility (as amended) bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% to 3.25% or the Base Rate (as defined in the New Credit Facility) plus 1.25% to 2.25%. At December 30,
2000, the Company's New Credit Facility bore interest at LIBOR plus 3.25% and the Base Rate plus 2.25%. Under the amended New Credit Facility, the Term
Loan Facility matures five years from the closing date of the New Credit Facility and the $45.0 million outstanding balance will amortize quarterly in aggregate annual principal amounts of approximately $15.0 million, $13.0 million, and $17.0 million, respectively, for fiscal years 2001 through 2003.

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

     In connection with the Recapitalization, the Company completed a debt offering of the Initial Notes, consisting of the Fixed Rate Notes and the Floating Rate Notes. Interest on the Initial Notes is payable semiannually on each May 1 and November 1, commencing on November 1, 1998. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR (as defined in the Indenture) plus 3.98%. The Initial Notes are not entitled to the benefit of any mandatory sinking fund. For discussion of restrictions on subsidiaries, see Note 8 to the December 30, 2000 Consolidated Financial Statements. On April 24, 1998, the Company entered into an interest rate swap agreement that converts a portion of the Floating Rate Notes to a fixed rate.

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

SEASONALITY AND QUARTERLY RESULTS

     The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third quarters. In addition, quarterly results are affected by the Company's growth: new store openings, the Visionworks Acquisition, the Hour Eyes Acquisition, the Bizer Acquisition and VTO Retail Acquisition. Hence, quarterly results are not necessarily indicative of results for the entire year.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

INTEREST RATE RISK

     The Company's primary market risk exposure is interest rate risk, with specific vulnerability to changes in LIBOR. At December 30, 2000, $138.7 million of the Company's long-term debt bears interest at variable rates, with $33.3 million of that amount effectively converted to fixed rates through interest rate swap agreements. Accordingly, the Company's net income is affected by changes in interest rates. Assuming a two hundred basis point change in the 2000 average interest rate under the $105.4 million in unhedged borrowings, the Company's 2000 interest expense would have changed approximately $2.1 million.

     At December 30, 2000, the Company had an unrealized gain of $0.1 million related to the $33.3 million swap portfolio. The Company's fixed pay rate is 5.9% while the floating receive rate, based on LIBOR, was 6.7% at the end of fiscal 2000. A two hundred basis point change in the receive rate would affect the Company's position by $0.7 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names, ages and positions of the executive officers and directors of the Company.


NAME                        AGE        POSITION
----                        ---        --------
Bernard W. Andrews          59         Chairman and Chief Executive Officer
David E. McComas            58         President and Chief Operating Officer
Alan E. Wiley               53         Executive Vice President, Chief Financial Officer, Secretary and
                                          Treasurer
George E. Gebhardt          50         Executive Vice President of Merchandising and Managed Vision Care
Michele M. Benoit           44         Senior Vice President of Human Resources
Charles A. Brizius          32         Director
Anthony J. DiNovi           38         Director
Norman S. Matthews          67         Director
Warren C. Smith, Jr.        44         Director
Antoine G. Treuille         51         Director


     Directors of the Company are elected at the annual shareholders' meeting and hold office until their successors have been elected and qualified. The officers of the Company are chosen by the Board of Directors and hold office until they resign or are removed by the Board of Directors.

     BERNARD W. ANDREWS joned the Company as Director and Chief Executive Officer in March 1996 and has been Chairman of the Company since the consummation of the Recapitalization. From January 1994 to April 1995, Mr. Andrews was President and Chief Operating Officer as well as a Director of Montgomery Ward-Retail. He was an Executive Vice President and a Director of Circuit City Stores, Inc., from October 1990 to January 1994. Mr. Andrews was with Montgomery Ward-Retail from October 1983 to May 1990, serving as President-Hardlines, Executive Vice President-Marketing and Vice President-Home Fashions. Prior to 1983, Mr. Andrews spent twenty years with Sears, Roebuck & Co. in a number of merchandising, marketing and operating positions.

     DAVID E. MCCOMAS has served as the President and Chief Operating Officer of the Company since July 1998. Prior to July 1998, Mr. McComas was Western Region President and Corporate Vice President, Circuit City Stores, Inc., responsible for eight Western States and Hawaii since 1994. Prior to 1994, Mr. McComas was General Manager of Circuit City Stores, Inc. Mr. McComas has over thirty years of store management experience including positions with Montgomery Ward Holding Corporation and Sears, Roebuck & Co. Since 1996, Mr. McComas has served as a Director of West Marine, Inc.

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

     GEORGE E. GEBHARDT has served as the Company's Executive Vice President of Merchandising, since September 1996 when the Company purchased his former employer, Visionworks. He assumed the responsibilities of the Company's Marketing in June 1998 and Managed Vision Care Sales in February 1999. Mr. Gebhardt was with Visionworks from February 1994 to September 1996 serving in various positions, most recently Senior Vice President of Merchandising and Marketing. Prior to that, Mr. Gebhardt spent over thirteen years with Eckerd Corporation in various operational positions including Senior Vice President, General Manager of Eckerd Vision Group. Mr. Gebhardt also spent seven years working for Procter & Gamble serving in various positions including Unit Sales Manager of Procter & Gamble's Health and Beauty Care Division.

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

     NORMAN S. MATTHEWS has served as a Director of the Company since October 1993 and served as Chairman from December 1996 to April 1998. Mr. Matthews is Chairman of the Executive Committee of the Company's Board of Directors. From 1988 to the present, Mr. Matthews has been an independent retail consultant and venture capitalist. Mr. Matthews was President of Federated Department Stores from 1987 to 1988, and served as Vice Chairman from 1983 to 1987. He is also a Director of Finlay Fine Jewelry Corporation, Toys "R" Us, Inc., The Progressive Corporation, Sunoco, Inc. and Lechters, Inc.

     ANTOINE G. TREUILLE has served as a Director of the Company since October 1993. In March 1998, Mr. Treuille became Managing Director of Financo, Inc., an investment bank. Mr. Treuille has served as President of Charter Pacific Corp. since May 1996. Prior to his current position, Mr. Treuille served as Senior Vice President of Desai Capital Management Inc. From September 1985 to April 1992, he served as Executive Vice President with the investment firm of Entrecanales, Inc. Mr. Treuille also serves as a Director of Societe BIC S.A. and Special Metals Corp.

     ANTHONY J. DINOVI has served as a Director of the Company since the consummation of the Recapitalization. Mr. DiNovi has been employed by Thomas
H. Lee Company since 1988 and currently serves as a Managing Director. Mr. DiNovi is a Managing Director and Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP. Mr. DiNovi also serves as a Director of Fisher Scientific International, Inc., Fair Point Communications, Inc., US LEC Corporation, Vertis, Inc., and various private companies.

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

     CHARLES A. BRIZIUS has served as a Director of the Company since the consummation of the Recapitalization. Mr. Brizius worked at Thomas H. Lee Company from 1993 to 1995, rejoined in 1997 and currently serves as an Associate. Mr. Brizius is a Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP. From 1991 to 1993, Mr. Brizius worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Brizius also serves as a Director of TransWestern Publishing, L.P., United Industries Corporation and Big V Supermarkets, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning the compensation paid during the last three years to the Company's Chief Executive Officer and the four other most highly compensated executive officers serving as executive officers at the end of fiscal 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                     ANNUAL                      ------------
                                                  COMPENSATION                      AWARDS
                                      ----------------------------------------   ------------
                                                                  OTHER ANNUAL    SECURITIES        ALL OTHER
         NAME AND                                                 COMPENSATION    UNDERLYING      COMPENSATION
     PRINCIPAL POSITION       YEAR    SALARY($)(a)   BONUS($)(b)     ($)(c)       OPTIONS(#)         ($)(d)
---------------------------   ----    ------------   -----------  ------------   ------------     ------------
Bernard W. Andrews            2000      582,695              -            -               -            5,654
   Chairman and Chief         1999      530,774        100,000            -               -            5,211
   Executive Officer          1998      489,480              -            -         371,376        8,663,996

David E. McComas              2000      349,836              -            -               -                -
   President and Chief        1999      340,800         75,000            -               -                -
   Operating Officer          1998      153,750        500,000            -         120,000                -

Alan E. Wiley                 2000      241,982              -            -               -                -
   Executive Vice             1999      226,269         73,508       75,991               -                -
   President, Chief           1998       34,615         38,850            -          32,500                -
   Financial Officer,
   Secretary and Treasurer

George E. Gebhardt            2000      215,192              -            -               -                -
   Executive Vice President   1999      206,769         40,000            -               -                -
   of Merchandising,          1998      205,577              -            -          35,000          790,175
   Marketing and Managed
   Vision Care Sales

Michele Benoit                2000      147,077            -              -               -                -
   Senior Vice President of   1999      140,923       25,000              -               -                -
   Human Resources            1998      138,269            -              -          25,000          384,379

------------

(a) Represents annual salary, including any compensation deferred by the Named Executive Officer pursuant to the Company's 401(k) defined contribution plan.
(b) Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year.
(c) Except with respect to Mr. Alan E. Wiley for 1999, the dollar value of the perquisites and other personal benefits, securities or property paid to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus received by the Named Executive Officer. Of the total other annual compensation received by Mr. Wiley in 1999, $68,791 related to relocation expenses paid by the Company on behalf of Mr. Wiley.
(d) In connection with the Recapitalization, all outstanding options were simultaneously vested and exercised. Except with respect to Mr. Bernard W. Andrews' term life insurance premiums discussed below, all 1998 amounts represent the compensation amounts related to the exercise of options. During 2000, 1999 and 1998, the Company paid $5,654, $5,211, and $4,893, respectively, for premiums for term life insurance for Mr. Andrews.

     STOCK OPTION GRANTS. The Named Executive Officers have not been granted any options or SARs in fiscal 2000.

     STOCK OPTION EXERCISES AND HOLDINGS TABLE. The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held as of December 30, 2000. The Named Executive Officers have not been granted any SARs.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                 NUMBER OF
                                                                 SECURITIES            VALUE OF
                                                                 UNDERLYING          UNEXERCISED
                                                                 UNEXERCISED         IN-THE-MONEY
                                                                 OPTIONS AT           OPTIONS AT
                                                                 FY-END (#)           FY-END ($)
                                    SHARES         VALUED     -------------------------------------
                                 ACQUIRED ON      REALIZED      EXERCISABLE/         EXERCISABLE/
NAME                             EXERCISE(#)        ($)        UNEXERCISABLE       UNEXERCISABLE(a)
----                             -----------      --------    ---------------     -----------------
Bernard W. Andrews                      -               -     154,740/216,636     $377,566/$528,592
David E. McComas                        -               -       30,000/90,000      $73,200/$219,600
George E. Gebhardt                      -               -        8,750/26,250       $21,350/$64,050
Alan E. Wiley                           -               -        8,125/24,375       $19,825/$59,475
Michele Benoit                          -               -        6,250/18,750       $15,250/$45,750


(a) There is currently no market for the Company's Common Stock. A value of $12.85 per share was used for purposes of this calculation.
(b) All options have been granted at an exercise price of $10.41 per share and with the exception of Mr. Andrews' grant, begin vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50%. For a discussion of Mr. Andrews' vesting schedule see the heading "Employment Agreement."

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

DIRECTOR COMPENSATION

     The Company and THL Co. entered into a management agreement as of the closing date of the Recapitalization pursuant to which THL Co. receives, among other things, $250,000 per year ($500,000 before the amendment on December 31, 2000), plus expenses for management and other consulting services provided to the Company. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     The Company entered into a three year consulting agreement (the "Consulting Agreement"), effective as of the closing of the Recapitalization, with Norman S. Matthews, which provides for the payment of an annual consulting fee of $50,000. The Consulting Agreement provides for the grant to Mr. Matthews, concurrently with the closing of the Recapitalization, of an option to purchase 110,000 shares as of the closing of the Recapitalization, subject to a vesting schedule which will be one-half time based and one-half performance based, at an exercise price equal to approximately $10.41 per share, the same price paid by THL in connection with the Recapitalization. In addition, Antoine Treuille receives $10,000 per year for his services. Mr. Treuille received 5,000 options in 1998, 1999 and 2000 at an exercise price of $10.41, $10.41 and $12.85 per share, respectively, subject to a vesting schedule of equal amounts over four years. Except with respect to the consulting fee paid to Mr. Matthews, the annual payment paid to Mr. Treuille and the management fee paid to THL Co., during fiscal 2000 none of the directors of the Company received any compensation for their services as directors of the Company.

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

         The remaining executive officers are each subject to annual employment agreements that automatically renew unless either party gives thirty days notice. Each executive officer is eligible to participate in the Company's Incentive Plan for Key Management, whereby they may receive a certain percentage of their base compensation upon the achievement of certain EBITDA levels as determined by the Board of Directors.

         Upon termination without cause, as defined in the employment agreement, the executive officers are eligible for a range of nine to twelve months of severance. The employment agreements also contain standard restrictive covenants such as non-competition, non-solicitation and non-disclosure during the term of employment and for a period of two years following termination for any reason.

STOCK OPTION PLAN

     The Company has granted stock options to certain officers under the Company's 1998 stock option plan. As of March 1, 2001, options to purchase 483,000 shares of Common Stock were outstanding. Subject to acceleration under certain circumstances, the options vest over a four-year period. The per option exercise price ranges from $10.41 to $12.85. Generally, all unvested options will be forfeited upon termination of employment.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During 2000, the Compensation Committee consisted of Messrs. Matthews, DiNovi and Smith, none of whom were an officer or employee of the Company.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the anticipated beneficial ownership of shares of the Common Stock as of March 1, 2001 by persons who are beneficial owners of more than 5% of the Common Stock, by each director, by each executive officer of the Company and by all directors and executive officers as a group, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All shares of the Common Stock are voting stock.



                                                                            SHARES OF          PERCENTAGE
NAME OF BENEFICIAL OWNER(a)                                               COMMON STOCK          OF CLASS
---------------------------                                             -----------------------------------
Affiliates of THL Co.(b).............................................       6,664,800            89.9%
Equity-Linked Investors-II (c).......................................         383,616             5.2
Bernard W. Andrews (e)...............................................         377,808             5.0
David E. McComas (f).................................................          54,015             *
Norman S. Matthews (g)...............................................          47,545             *
Antoine G. Treuille (h)..............................................           9,028             *
George E. Gebhardt (i)...............................................          43,749             *
Alan E. Wiley(k).....................................................          17,732             *
Michele Benoit (j)...................................................          15,850             *
Anthony J. DiNovi (b)................................................       6,664,800            89.9
Warren C. Smith (b)..................................................       6,664,800            89.9
Charles A. Brizius (b)...............................................       6,664,800            89.9
All directors and executive officers of the Company as a group
(11)(b)(d)...........................................................       7,230,526            94.2


--------------------------------------------------------------------------------
* Less than 1%.

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

(d) Includes 269,166 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2001).

(e) The business address for such persons is 11103 West Avenue, San Antonio, Texas 78213-1392. Includes 185,688 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2001). Excludes 185,688 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2001).

(f) Includes 30,000 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2001). Excludes 90,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2001).

(g) Includes 27,853 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2001). Excludes 83,559 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2001).

(h) Includes 2,500 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2001). Excludes 12,500 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2001).

(i) Includes 8,750 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2001). Excludes 26,250 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2001).

(j) Includes 6,250 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2001). Excludes 18,750 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2001).

(k) Includes 8,125 shares issuable pursuant to presently exercisable options or those exercisable prior to May 1, 2001). Excludes 24,375 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2001).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     The Company and THL Co. entered into a management agreement as of the closing date of the Recapitalization (the "Management Agreement"), pursuant to which (i) THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the Recapitalization and structuring, negotiating and arranging the debt financing and (ii) THL Co. would receive $500,000 per year plus expenses for management and other consulting services provided to the Company, including one percent (1%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition. As of December 31, 2000, the Management Agreement was amended to reduce the fees to $250,000 per year plus expenses for management and other consulting services provided to the Company. However such fee may be increased dependent upon the Company attaining certain leverage ratios. The Management Agreement continues unless and until terminated by mutual consent of the parties in writing, for so long as THL Co. provides management and other consulting services to the Company. The Company believes that the terms of the Management Agreement are comparable to those that would have been obtained from unaffiliated sources.

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



                                                                                                      Page
                                                                                                     of 10-K
                                                                                                     -------
       1.  FINANCIAL STATEMENTS

            Report of Independent Auditors                                                             F-2

            Consolidated Balance Sheets at January 1, 2000 and December 30, 2000                       F-3

            Consolidated Statements of Operations for the Years Ended January 2, 1999,
            January 1, 2000 and December 30, 2000                                                      F-4

            Consolidated Statements of Shareholders' Equity/(Deficit) January 2, 1999,
            January 1, 2000 and December 30, 2000                                                      F-5

            Consolidated Statements of Cash Flows January 2, 1999,
            January 1, 2000 and December 30, 2000                                                      F-7

            Notes to the Consolidated Financial Statements                                             F-9

       2.  FINANCIAL STATEMENT SCHEDULES

            Schedule II - Consolidated Valuation and Qualifying Accounts - For
            the Years Ended January 2, 1999, January 1, 2000 and December 30, 2000                    F-47

       3.  EXHIBITS

              2.1   Stock Purchase Agreement dated August 15, 1996 by and between Eye Care
                    Centers of America, Inc., Visionworks Holdings, Inc. and the Sellers
                    listed therein.(a)

              2.2   Stock Purchase Agreement, dated September 30 1997, by and among Eye Care
                    Centers of America, Inc., a Texas corporation, Robert A. Samit, O. D. and
                    Michael Davidson, O. D.(a)

              2.3   Recapitalization Agreement dated as of March 6, 1998 among ECCA Merger
                    Corp., Eye Care Centers of America, Inc. and the sellers Listed therein.(a)

              2.4   Amendment No. 1 to the Recapitalization Agreement dated as of April 23,
                    1998 among ECCA Merger Corp., Eye Care Centers of America, Inc, and the
                    sellers listed therein.(a)

              2.5   Amendment No. 2 to the Recapitalization Agreement dated as of April 24,
                    1998 among ECCA Merger Corp., Eye Care Centers of America, Inc. and the
                    sellers listed therein.(a)



              2.6   Articles of Merger of ECCA Merger Corp. with and into Eye
                    Care Centers of America, Inc. dated April 24, 1998.(a)

              2.7   Master Asset Purchase Agreement, dated as of August 22,
                    1998, by and among Eye Care Centers of America, Inc.,
                    Mark E. Lynn, Dr. Mark Lynn & Associates, PLLC; Dr. Bizer's
                    Vision World, PLLC and its affiliates.(a) Amendment No. 1 to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn &
                    Associates, PLLC dated June 1, 1999.(j) Amendment No. 1 to Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn &
                    Associates, PLLC dated June 1, 1999.(j) Amendment No. 1 to Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates,
                    PLLC dated August 1, 2000.(j) Amendment No. 1 to Retail
                    Business Management Agreement by and between Visionary
                    Retail Management, Inc. and Dr. Mark Lynn & Associates,
                    PLLC dated August 31, 2000.(j)

              2.8 Letter Agreement, dated October 1, 1998, amending and modifying that certain Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc.; Mark E. Lynn; Dr. Mark Lynn & Associates,
                    PLLC; Dr. Bizer's VisionWorld, PLLC and its affiliates.(a)

              2.9 Asset Purchase Agreement, dated July 7, 1999, by and among Eye Care Centers of America, Inc., Vision Twenty-One,
                    Inc., and The Complete Optical Laboratory, Ltd., Corp.+(c)
                    Amendment No. 2 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail
                    Management, Inc. dated February 29, 2000.(j) Amendment No. 3 to Business Management Agreement by and between Charles M.
                    Cummins, O.D., P.A. and Eye Drx Retail Management, Inc.
                    dated May 1, 2000.(j) Amendment No. 4 to Business
                    Management Agreement by and between Charles M. Cummins,
                    O.D., P.A. and Eye Drx Retail Management, Inc. dated
                    February 1, 2001.(j)

             2.10   Letter Agreement, dated August 31,1999, amending and modifying that certain Asset Purchase Agreement, date July 7,199 by and among Eye Care
                    Centers of America, Inc., Vision Twenty-One, Inc., and The Complete
                    Optical Laboratory, Inc., Corp.(d)

             2.11   Agreement Regarding Strategic Alliance.(d)

              3.1   Restated Articles of Incorporation of Eye Care Centers of America Inc.(a)

              3.2   Statement of Resolution of the Board of Directors of Eye Care Centers of
                    America, Inc. designating a series of Preferred Stock.(a)

              3.3   Amended and Restated By-laws of Eye Care Centers of America, Inc.(a)

              4.1   Indenture dated as of April 24, 1998 among Eye Care Centers of America,
                    Inc., the Guarantors named therein and United States Trust Company of New
                    York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008 and
                    Floating Interest Rate Subordinated Term Securities.(a)

              4.2   Form of Fixed Rate Exchange Note (included in Exhibit 4.1 Hereto).(a)

              4.3   Form of Floating Rate Exchange Note (included in Exhibit 4.1 Hereto).(a)

              4.4   Form of Guarantee (included in Exhibit 4.1 hereto).(a)

              4.5   Registration Rights Agreement dated April 24, 1998 between Eye Care
                    Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce,
                    Fenner & Smith Incorporated.(a)

             10.1   Form of Stockholders' Agreement dated as of April 24, 1998 by and among
                    Eye Care of America, Inc. and the shareholders listed therein.(a)

             10.2   1998 Stock Option Plan.(a)



             10.3   Amended and Restated Deferred Stock Plan of Eye Care Centers of America,
                    Inc.(a)

             10.4   Employment Agreement dated April 24, 1998 by and between Eye Care Centers of America, Inc. and Bernard W. Andrews.(a)

             10.5   Stock Option Agreement dated April 24, 1998 by and between Bernard W.
                    Andrews and Eye Care Centers of America, Inc.(a)

             10.6   Form of Employment Agreement dated January 1, 1998 between Eye Care
                    Centers of America, Inc. and George Gebhardt.(a)

             10.7   Employment Agreement dated March 24, 1997 between Eye Care Centers of
                    America, Inc. and Michele Benoit.(a)

             10.8   Management Agreement, dated as of April 24, 1998, by and between Thomas H.
                    Lee Company and Eye Care Centers of America, Inc.(a)

             10.9   Retail Business Management Agreement, dated September 30, 1997, by and between Dr. Samit's Hour Eyes Optometrist, P.C., a Virginia professional corporation, and Visionary Retail Management, Inc., a Delaware
                    corporation.+(a) Amendment No. 1 to the Retail Business Management
                    Agreement, dated June 2000, by and between Hour Eyes Doctors of Optometry,
                    P.C., formerly known as Dr. Samit's Hour Eyes Optometrist, P.C., and
                    Visionary Retail Management, Inc.(j)

             10.10  Professional Business Management Agreement dated September 30, 1997, by and between Dr. Samit's Hour Eyes Optometrists, P.C., a Virginia professional corporation, and Visionary MSO, Inc., a Delaware corporation.+(a)
                    Amendment No. 1 to the Professional Business Management Agreement, dated
                    June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit's Hour Eyes Optometrist, P.C., and Visionary MSO, Inc.(j)

             10.11  Contract for Purchase and Sale dated May 29, 1997 by and between Eye Care
                    Centers of America, Inc. and JDB Real Properties, Inc.(a)

             10.11  Contract for Purchase and Sale dated May 29, 1997 by and between Eye Care
                    Centers of America, Inc. and JDB Real Properties, Inc.(a)

             10.12  Amendment to Contract for Purchase and Sale dated July 3, 1997 by and between Eye Care Centers of America, Inc. and JDB Real Properties,
                    Inc.(a)

             10.13  Second Amendment to Contract for Purchase and Sale dated July 10, 1997 by and between Eye Care Centers of America, Inc. and JDB Real Properties,
                    Inc.(a)

             10.14  Third Amendment to Contract for Purchase and Sale by and between Eye Care
                    Centers of America, Inc., John D. Byram, Dallas Mini #262. Ltd. and Dallas
                    Mini #343, Ltd.(a)

             10.15  Commercial Lease Agreement dated August 19, 1997 by and between John D.
                    Byram, Dallas Mini #262, Ltd. and Dallas Mini #343, Ltd. And Eye Care
                    Centers of America, Inc.(a)

             10.16  1997 Incentive Plan for Key Management.(a)

             10.17  1998 Incentive Plan for Key Management.(a)



             10.18  Master Lease Agreement, dated August 12, 1997, by and between Pacific
                    Financial Company and Eye Care Centers of America, Inc., together with all amendments, riders and schedules thereto.(a)

             10.19  Credit Agreement, dated as of April 23, 1998, among Eye Care Centers of
                    America, Inc., Various Lenders, Bankers Trust Company, as Administrative
                    Agent, and Merrill Lynch Capital Corporation, as Syndication Agent.(a)

             10.20  First Amendment to Credit Agreement, dated as of December, 27, 2000, among
                    Eye Care Centers of America, Inc., Various Lenders, Bankers Trust Company,
                    as Administrative Agent, and Merrill Lynch Capital Corporation, as
                    Syndication Agent.(i)

             10.21  Purchase Agreement, dated as of April 24, 1998, by and among Eye Care
                    Centers of America, Inc., the subsidiaries of Eye Care Centers of America,
                    Inc. named therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce,
                    Fenner & Smith Incorporated.(a)

             10.22    Secured Promissory Note, dated April 24, 1998, issued by Bernard W.
                      Andrews in favor of Eye Care Centers of America, Inc.(a)

             10.23    Form of Eye Care Centers of America, Inc. standard managed care contract.(a)

             10.24    Employment Agreement, dated July 8, 1998, by and between Eye Care
                      Centers of America, Inc. and David E. McComas.(a)

             10.25    Employment Agreement, dated November 2, 1998, by and between Eye Care
                      Centers of America, Inc. and Alan E. Wiley.(a)

             10.26    Retail Business Management Agreement, dated October 1, 1998, by and between Visionary Retail Management, Inc., a Delaware corporation, and
                      Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company.+(b)

             10.27    Professional Business Management Agreement, dated October 1, 1998, by and between Visionary MSO, Inc., a Delaware Corporation, and Dr. Mark
                      Lynn & Associates, PLLC, a Kentucky professional limited liability company.+(b)

             10.28    Form of Stock Option Agreement.(e)

             10.29    Professional Business Management Agreement dated February 27, 2000, by and between Eye Care Centers of America, Inc. a Texas corporation and
                      S.L. Christensen, O.D. and Associates, P.C., an Arizona professional corporation.(f)

             10.30    Professional Business Management Agreement dated June 19, 2000, by and between Visionary Retail Management, Inc. a Delaware corporation and Dr.
                      Tom Sowash, O.D. and Associates, LLC, a Colorado limited liability company.(g)



             10.31    Settlement Agreement dated September 21, 2000 between Eye Care Centers of America, Inc., a Texas corporation, and Vision Twenty-One, Inc.(h)

             12.1     Statement re Computation of Ratios(j)

             21.1     List of subsidiaries of Eye Care Centers of America, Inc.(j)

             24.1     Powers of Attorney (contained on the signature pages of this report).(j)


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

          (e) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended January 1,2000.

          (f) Previously, provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended April 1, 2000.

          (g) Previously, provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended July 1, 2000.

          (h) Previously, provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

          (i) Previously, provided with, and incorporated by reference from, the Company's Report on Form 8-K as of December 27, 2000.

          (j)  Filed herewith.

(b)  The Company filed a report on Form 8-K dated December 27, 2000 under Item
     5. Other Events that reported the Company and Bankers Trust Company, acting as Administrative Agent, and Merrill Lynch Capital Corporation, acting as Syndication Agent, amended the Credit Agreement dated as of April 23, 1998. The parties agreed to amend various financial covenants and scheduled principal payments.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to security holders of the Company.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SAN ANTONIO, STATE OF TEXAS, ON MARCH 29, 2001.


                                             EYE CARE CENTERS OF AMERICA, INC.

                                        By:     /s/ BERNARD W. ANDREWS
                                             -----------------------------------
                                                      BERNARD W. ANDREWS
                                                  CHAIRMAN OF THE BOARD AND
                                                   CHIEF EXECUTIVE OFFICER


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



                    SIGNATURE                                       TITLE                            DATE
                                                      Chairman of the Board and
             /s/ Bernard W. Andrews                      Chief Executive Officer                March 29, 2001
--------------------------------------------------       (Principal Executive Officer)
               BERNARD W. ANDREWS

                                                      Executive Vice President and
                /s/ Alan E. Wiley                        Chief Financial Officer                March 29, 2001
--------------------------------------------------       (Principal Financial and
                  ALAN E. WILEY                          Accounting Officer)


             /s/ Norman S. Matthews                   Director                                  March 29, 2001
--------------------------------------------------
               NORMAN S. MATTHEWS

             /s/ Antoine G. Treuille                  Director                                  March 29, 2001
--------------------------------------------------
               ANTOINE G. TREUILLE

              /s/ Anthony J. DiNovi                   Director                                  March 29, 2001
--------------------------------------------------
                ANTHONY J. DINOVI

            /s/ Warren C. Smith, Jr.                  Director                                  March 29, 2001
--------------------------------------------------
              WARREN C. SMITH, JR.

             /s/ Charles A. Brizius                   Director                                  March 29, 2001
--------------------------------------------------
               CHARLES A. BRIZIUS


                             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                         EYE CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES



Report of Independent Auditors                                                                         F-2

Consolidated Balance Sheets at January 1, 2000 and December 30, 2000                                   F-3

Consolidated Statements of Operations for the Years Ended January 2, 1999,
   January 1, 2000 and December 30, 2000                                                               F-4

Consolidated Statements of Shareholders' Equity/(Deficit) as of
   January 2, 1999, January 1, 2000 and December 30, 2000                                              F-5

Consolidated Statements of Cash Flows for the Years Ended January 2, 1999,
   January 1, 2000 and December 30, 2000                                                               F-7

Notes to the Consolidated Financial Statements                                                         F-9

Schedule II - Consolidated Valuation and Qualifying Accounts - For the
   Years Ended January 2, 1999, January 1, 2000 and December 30, 2000                                 F-47


                        EYE CARE CENTERS OF AMERICA, INC.

                                  AUDIT OPINION

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)







ERNST & YOUNG AUDIT OPINION

                           (TO BE COMPLETED)

                        EYE CARE CENTERS OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                                                             JANUARY 1,      DECEMBER, 30
                                                                                2000             2000
                                                                             ----------      ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                  $   2,955      $      3,971
   Accounts and notes receivable, less allowance for doubtful accounts
     of $1,471 in fiscal 1999 and $3,937 in fiscal 2000                          11,215            13,479
   Inventory, less reserves of $700 in fiscal 1999 and $1,004 in
     fiscal 2000                                                                 30,146            25,690
   Prepaid expenses and other                                                     1,514             3,796
   Deferred income taxes                                                            446             1,297
                                                                             ----------      ------------
Total current assets                                                             46,276            48,233

Property and equipment, net of accumulated depreciation and
   amortization of  $74,053 in fiscal 1999 and $87,503 in fiscal 2000            71,632            73,987
Intangibles, net of accumulated amortization of $15,702 in fiscal 1999
   and $24,839 in fiscal 2000                                                   129,908           118,237
Other assets                                                                     11,005             9,846
                                                                             ----------      ------------
Total Assets                                                                  $ 258,821      $    250,303
                                                                             ==========      ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
   Current liabilities:
     Accounts payable                                                         $  22,773      $     20,860
     Current portion of long-term debt                                           10,799            13,070
     Deferred revenue                                                             6,132             6,658
     Accrued payroll expense                                                      4,832             4,527
     Accrued interest                                                             3,584             4,029
     Other accrued expenses                                                      10,573             8,270
                                                                             ----------      ------------
   Total current liabilities                                                     58,693            57,414

   Deferred income taxes                                                            446             1,297
   Long-term debt, less current maturities                                      270,111           278,306
   Deferred rent                                                                  3,599             3,771
   Deferred gain                                                                  2,467             2,233
                                                                             ----------      ------------

   Total liabilities                                                            335,316           343,021
                                                                             ----------      ------------
   Commitments and contingencies

   Shareholders' deficit:
     Common stock, par value $.01 per share; 20,000,000 shares authorized;
         issued and outstanding 7,426,945 in fiscal 1999
         and 7,410,133 in fiscal 2000                                                74                74
     Preferred stock, par value $.01 per share, 300,000 shares
         authorized, issued and outstanding in fiscal 1999 and fiscal
         2000                                                                    37,268            42,354
     Additional paid-in capital                                                  55,738            49,963
     Accumulated deficit                                                       (169,575)         (185,109)
                                                                             ----------      ------------
  Total shareholders' deficit                                                   (76,495)          (92,718)
                                                                             ----------      ------------

                                                                              $ 258,821       $   250,303
                                                                             ==========      ============

The accompanying notes are an integral part of these consolidated financial statements

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                                                                           FISCAL YEAR ENDED
                                                              -----------------------------------------------
                                                               JANUARY 2,       JANUARY 1,       DECEMBER 30,
                                                                  1999            2000              2000
                                                              -----------      -----------       ------------
Revenues:
   Optical sales                                              $  235,236       $  290,789        $  335,624
   Management fees                                                 2,615            3,006             2,833
                                                              -----------      -----------       ------------
Net revenues                                                     237,851          293,795           338,457

Operating costs and expenses:
   Cost of goods sold                                             80,636           98,184           107,449
   Selling, general and administrative expenses                  132,390          170,146           204,365
   Recapitalization and other expenses                            25,803                -                 -
   Store closure expense                                               -                -             3,580
   Amortization of intangibles:
     Goodwill                                                      3,552            4,994             5,214
     Noncompete and other intangibles                                153              659             3,922
                                                              -----------      -----------       ------------

Total operating costs and expenses                               242,534          273,983           324,530
                                                              -----------      -----------       ------------
Income (loss) from operations                                     (4,683)          19,812            13,927

Interest expense, net                                             19,159           24,685            28,695

In-substance defeased bonds interest expense, net                  2,418                -                 -
                                                              -----------      -----------       ------------

Loss before income taxes                                         (26,260)          (4,873)          (14,768)

Income tax expense                                                    13              384               766
                                                              -----------      -----------       ------------

Net loss before cumulative effect of change in
   accounting principle and extraordinary item                   (26,273)          (5,257)          (15,534)

Cumulative effect of change in accounting principle                    -              491                 -

Extraordinary loss on early extinguishment of
   long-term debt                                                  8,355                -                 -
                                                              -----------      -----------       ------------

Net loss                                                      $  (34,628)      $   (5,748)       $  (15,534)
                                                              ===========      ===========       ============


The accompanying notes are an integral part of these consolidated financial statements.

                         EYE CARE CENTERS OF AMERICA, INC.

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY/(DEFICIT)

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                                                                                                 Total
                                                                      Additional                             Shareholders'
                                                   Common Stock         Paid-In    Preferred   Accumulated       Equity
                                                 Shares     Amount      Capital      Stock      (Deficit)      (Deficit)
                                                ---------   ------    ----------   ---------   -----------   ------------
Balance at January 3, 1998                      1,011,548    $ 10      $ 31,245     $     -     $ (23,127)     $   8,128

Dividends accrued on mandatorily
   redeemable preferred stock                           -       -          (268)          -             -           (268)

Repurchase of common stock and conversion
   of options and warrants as a part of
   the recapitalization                        (1,011,548)    (10)      (30,977)          -       (98,198)      (129,185)

Common stock issued as a part of the
   recapitalization                               565,923       6        70,684           -             -         70,690

Rollover of shares of common stock to
   common stock and preferred stock as a
   part of the recapitalization                    45,030       -         5,624       2,250        (7,874)             -

Common stock issued for shareholder loan
   as a part of the recapitalization                8,005       -             -           -             -              -

Preferred stock issuance as a part of the
   recapitalization                                     -       -             -      27,750             -         27,750

Recapitalization fees                                   -       -       (12,733)          -             -        (12,733)

Stock split                                     6,808,538      68           (68)          -             -              -

Dividends accrued on preferred stock                    -       -        (2,793)      2,793             -              -

Stock buyback                                     (19,680)      -          (205)          -             -           (205)

Issuance of common stock                           43,227       1           449           -             -            450

Net loss                                                -       -             -           -       (34,628)       (34,628)
                                                ---------   ------     ---------   ---------   -----------   ------------
Balance at January 2, 1999                      7,451,030    $ 75      $ 60,958     $32,793     $(163,827)     $ (70,001)


The accompanying notes are an integral part of these consolidated financial statements

                        EYE CARE CENTERS OF AMERICA, INC.

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                                                                                                 Total
                                                                      Additional                             Shareholders'
                                                   Common Stock         Paid-In    Preferred   Accumulated       Equity
                                                 Shares     Amount      Capital      Stock      (Deficit)      (Deficit)
                                                ---------   ------    ----------   ---------   -----------   ------------
Dividends accrued on preferred stock                    -       -        (4,475)      4,475             -              -

Interest receivable on loan to shareholder              -       -          (164)          -             -           (164)

Distribution to affiliated OD                           -       -          (331)          -             -           (331)

Stock buyback                                     (42,266)     (1)         (439)          -             -           (440)

Issuance of common stock                           18,181       -           189           -             -            189

Net loss                                                -       -             -           -        (5,748)        (5,748)
                                                ---------   ------    ----------   ---------   -----------   ------------
Balance at January 1, 2000                      7,426,945    $ 74      $ 55,738     $37,268     $(169,575)      $(76,495)

Dividends accrued on preferred stock                    -       -        (5,086)      5,086             -              -

Interest receivable on loan to shareholder              -       -           (90)          -             -            (90)
*
Distribution to affiliated OD                           -       -          (365)          -             -           (365)

Stock buyback                                     (16,812)      -          (234)          -             -           (234)

Net loss                                                -       -             -           -       (15,534)       (15,534)
                                                ---------   ------     ---------   ---------   -----------   ------------
Balance at December 30, 2000                    7,410,133    $ 74      $ 49,963     $42,354     $(185,109)      $(92,718)
                                                =========   ======     =========   =========   ===========   ============


The accompanying notes are an integral part of these consolidated financial statements

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                                                             FISCAL YEAR ENDED
                                                               --------------------------------------------
                                                                JANUARY 2,      JANUARY 1,     DECEMBER 30,
                                                                   1999            2000            2000
                                                               -----------     -----------     ------------
Cash flows from operating activities:
   Net loss                                                    $   (34,628)    $    (5,748)    $   (15,534)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation                                                 12,345          16,610          20,464
       Amortization of intangibles                                   3,705           5,653           9,137
       Amortization of debt issue costs                              1,578           1,551           1,784
       Cumulative effect of change in accounting
         principle                                                       -             491               -
       Amortization of deferred gain                                  (159)           (455)           (234)
       Deferred revenue                                                654             801             526
       Deferred rent                                                   204             353             172
       Other                                                          (515)           (176)              -
       Loss on disposition of property and equipment                   633             725             118
       Expenses to affect capital lease retirement                       -            (431)              -
       Extraordinary loss on early extinguishment of
         long-term debt                                              8,355               -               -
   Changes in operating assets and liabilities:
       Accounts and notes receivable                                  (189)         (3,678)         (3,835)
       Inventory                                                        68             319           4,456
       Prepaid expenses and other                                    1,168          (1,408)         (3,476)
       Accounts payable and accrued liabilities                      6,974             647          (2,362)
                                                               -----------     -----------     -----------
Net cash provided by operating activities                              193          15,254          11,216
                                                               -----------     -----------     -----------

Cash flows from investing activities:
   Acquisition of property and equipment                           (20,656)        (19,920)        (18,932)
   Net outflow for the VTO Retail Acquisition                            -         (38,845)            (87)
   Proceeds from sale of property and equipment                      1,196             100              54
   Purchase of retail outlet                                             -            (368)              -
   Payment received on notes receivable                                177             177              33
   Net outflow for the Bizer acquisition                           (33,042)              -               -
   Purchase of investment securities - restricted                  (76,618)              -               -
   Maturity of investment securities - restricted                   78,400               -               -
                                                               -----------     -----------     -----------
Net cash used in investing activities                              (50,543)        (58,856)        (18,932)
                                                               -----------     -----------     -----------


The accompanying notes are an integral part of these consolidated financial statements

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                                                             FISCAL YEAR ENDED
                                                               --------------------------------------------
                                                                JANUARY 2,      JANUARY 1,     DECEMBER 30,
                                                                   1999            2000            2000
                                                               -----------     -----------     ------------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                     $   234,611     $    48,618     $    17,000
  Distribution to affiliated OD                                          -            (331)           (365)
  Proceeds from the issuance of common stock                        71,140             189               -
  Proceeds from issuance of preferred stock                         27,750               -               -
  Payments related to debt issuance                                (11,153)           (875)              -
  Payments to retire mandatorily redeemable preferred stock        (12,385)              -               -
  Redemption of common stock                                      (129,390)              -
  Stock buyback                                                          -            (440)           (234)
  Recapitalization fees                                            (12,773)              -               -
  Payments on debt and capital leases                             (112,917)         (5,731)         (7,669)
  Payment of call premium                                           (4,200)              -               -
  Payment of in-substance defeased bonds interest expense, net      (2,418)              -               -
                                                               -----------     -----------     -----------

Net cash  provided by financing activities                         48,305           41,430           8,732
                                                               -----------     -----------     -----------

Net (decrease) increase in cash and cash equivalents                (2,045)         (2,172)          1,016

Cash and cash equivalents at beginning of period                     7,172           5,127           2,955
                                                               -----------     -----------     -----------
Cash and cash equivalents at end of period                     $     5,127     $     2,955     $     3,971
                                                               ===========     ===========     ===========
Supplemental cash flow disclosures:
  Cash paid during the period for:
     Interest                                                  $    17,781     $    22,660     $    25,436
     Taxes                                                               -             505             304
  Noncash investing and financing activities:
     Additions of property and equipment                               588           1,476             665
     Dividends accrued on mandatorily redeemable cumulative
       preferred stock                                                 268               -               -
     Dividends accrued on preferred stock                            2,793           4,475           5,086
     Rollover of common stock to common stock as a part of
       the recapitalization                                          5,624               -               -
     Rollover of common stock to Preferred Stock as a part of
       the recapitalization                                          2,250               -               -
     Loan to shareholder to acquire common stock                     1,000               -               -
     Adjustment of noncompete agreement to goodwill                    735               -           5,575
     Store closure expense                                               -               -           3,580

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

RECENT ACQUISITIONS. On September 30, 1998, the Company acquired (the "Bizer Acquisition") substantially all of the assets, properties and rights (collectively, the "Assets") of Dr. Bizer's VisionWorld, PLLC and its affiliates: Doctor's ValuVision, PLLC; Bizer Enterprises, LLC; Bizer Service Company, LLC; Eye Care Associates, PLLC; Optical Processors, LLC; The Eye Surgery Center, PSC; American Vision Administrators, LLC; and Vision for Less of Kentucky, Inc. (collectively, the "Bizer Entities"). Each of the Bizer Entities is engaged in the business of providing optometric and ophthalmologic services, selling optical goods and providing other related services in Kentucky, Tennessee, Indiana and Missouri. Simultaneously with the Bizer Acquisition, the Company entered into long-term business management agreements with a certain private optometrist ("Bizer OD") to manage the stores. Based on the terms of this agreement, the Company includes the results of operations for the Bizer OD in the Company's operating results from the date of acquisition. The aggregate cash

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



consideration paid by the Company in the Bizer Acquisition was $32.3 million. The Bizer Acquisition was financed through borrowings under the Company's Acquisition Facility (defined herein) and $3.0 million of the Company's existing cash.

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

         On August 31, 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") and its subsidiary, The Complete Optical Laboratory, Ltd., Corp. (the "Subsidiary"), substantially all of the assets used to operate 76 retail eyewear outlets pursuant to that certain Asset Purchase Agreement, dated July 7, 1999, by and among the Company, Vision Twenty-One and the Subsidiary (the "VTO Retail Acquisition"). As a result of this acquisition, the Company (through its subsidiaries) (i) owns and operates 39 stores under the name "Vision World" in Minnesota, North Dakota, Iowa, South Dakota, and Wisconsin and 17 stores under the name "Stein Optical" in Wisconsin, and (ii) manages 17 stores under the name "Eye Drx" in New Jersey pursuant to a business management agreement with a private optometrist ("VTO Retail OD" and together with Bizer OD, "ODs"). Based on the terms of this agreement, the results of operations for the VTO Retail OD have been included in the Company's operating results from the date of acquisition.

         The aggregate cash consideration paid at the closing by the Company to Vision Twenty-One and the Subsidiary in the VTO Retail Acquisition was $36.4 million. Subsequent transaction expenses of approximately $2.4 million were incurred related to this acquisition. The Company utilized its existing $100.0 million Acquisition Facility (defined herein) to finance the transaction.

         The VTO Retail Acquisition was accounted for using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the identifiable net assets acquired based on their estimated fair values, $8.0 million to the Strategic Alliance Agreement (defined herein), $0.5 million to a noncompete agreement, with the balance of the purchase price, $22.5 million, included in goodwill. The noncompete and Strategic Alliance Agreement are being amortized over three years. The goodwill is being amortized over 25 years on a straight-line basis.

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     As of January 1, 2000, the Company recognized a $3.2 million acquisition liability consisting of $2.0 million for lease exit costs, $0.6 million related to store closures and $0.6 million for severance costs. During fiscal 2000, the Company decreased the VTO Retail Acquisition purchase price by $0.9 million primarily for estimated costs related to store closures. As of December 30, 2000, the acquisition liability related to the VTO Retail Acquisition was $0.6 million.

      Concurrent with the closing of the VTO Retail Acquisition, the Company entered into an Agreement Regarding Strategic Alliance (the "Strategic Alliance Agreement") with Vision Twenty-One involving their respective managed care programs, optometry and ophthalmology practices and the co-marketing of Vision Twenty-One's refractive surgery program. Subsequent to the closing of the VTO Retail Acquisition, (i) certain purchase price adjustments arose in connection with the VTO Retail Acquisition resulting in Vision Twenty-One owing the Company the amount of $4.0 million and (ii) Vision Twenty-One announced it had decided to substantially exit the business of managing practices of optometry and ophthalmology and the discontinuation of selected managed care contracts that are not consistent with its business plan.

     On September 21, 2000, the Company and Vision Twenty-One, and certain other interested and affiliated parties, entered into a Settlement Agreement resolving certain outstanding matters including:

     o Vision Twenty-One and each of its subsidiaries agreed to permit the Company, and the optometrists with practices within or adjacent to the Company's stores, to participate on their respective managed vision care panels.

     o The amount owed by Vision Twenty-One to the Company with respect to the purchase price adjustment on the VTO Retail Acquisition was reduced to $1,531,873, such debt to be evidenced by a convertible note ("Convertible Note") maturing on September 30, 2003. The Convertible Note accrues interest at seven percent annually and is convertible into common stock (at conversion price of the greater of $.18 per share or the market price at the time of closing of Vision Twenty-One's new credit facility) at varying amounts up to October 1, 2002 at which time it is fully convertible. The Company has deemed the Convertible Note has no value; therefore it is fully reserved.

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

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. The financial statements include the accounts of the Company, its wholly owned subsidiaries and certain private optometrists with practices managed by subsidiaries of the Company (the "ODs"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation.

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

     REPORTING PERIODS. The Company uses a 52/53-week reporting format. The fiscal years ended 1998, 1999 and 2000 consisted of 52 weeks. Fiscal year 1998 ended January 2, 1999 ("fiscal 1998"), fiscal year 1999 ended January 1, 2000 ("fiscal 1999") and fiscal year 2000 ended December 30, 2000 ("fiscal 2000").

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

     ACCOUNTS AND NOTES RECEIVABLE. Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, credit card companies, merchandise, rent and license fee receivables. Notes receivable are from certain optometrists which have purchased optical equipment from the Company. Merchandise receivables result from product returned to vendors pending credit or exchange for new product.

     INVENTORY. Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method.

     The Company purchases a majority of its lenses from four principal vendors and purchases frames from over twenty different vendors. In fiscal 2000, five vendors collectively supplied approximately 65.2% of the frames purchased by the Company. One vendor supplied over 45.9% of the Company's lens materials during the same period. While such vendors supplied a significant share of the lenses used by the Company, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. The Company therefore does not believe that it is dependent on such vendors or any other single vendor for frames or lenses. The Company believes that its relationships with its existing vendors are satisfactory. The Company believes that significant disruption in the delivery of merchandise from one or more of its current principal vendors would not have a material adverse effect on the Company's operations because multiple vendors exist for all of the Company's products.

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

     INTANGIBLES. Intangibles principally consist of the amounts of excess purchase price over the market value of acquired net assets ("goodwill"), management agreements, noncompete agreements, and a strategic alliance agreement. Goodwill is being amortized on a straight-line basis over a period of 25 years. The agreement intangibles are being amortized over the life of the agreements on a straight-line basis.

     OTHER ASSETS. Other assets consist primarily of deferred debt financing costs associated with the Recapitalization. These costs are being amortized into expense over the life of the associated debt.

     LONG-LIVED ASSETS. Periodically, the Company evaluates the realizability of long-lived assets, including intangibles, based upon expectations of nondiscounted cash flows and operating income. If non-discounted cash flows and operating income is negative for a period of time, depending on the nature of the long-lived asset, the Company assesses the recoverability of the asset based on current market prices and discounted future cash flows; and if impairment is indicated, the asset is written down to the estimated market

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



value through operations. Based upon its most recent analysis, the Company believes that no impairment of long-lived assets exists at December 30, 2000.

     DEFERRED REVENUE - REPLACEMENT CERTIFICATES AND WARRANTY CONTRACTS. At the time of a frame sale, some customers purchase a warranty contract covering frame defects or damage during the 12-month period subsequent to the date of the sale.

     Revenue relating to these contracts is deferred and recognized on a straight-line basis over the life of the warranty contract (one year). Costs incurred to fulfill the warranty are expensed when incurred. Certain frame purchases include a one-year warranty period without requiring the separate purchase of a warranty contract. Reserves are established for the expected cost of repair related to these frame sales. At the end of fiscal 1999 and 2000 the Company has established a reserve of approximately $484 and $809, respectively, related to these warranties which is included in other accrued expenses on the accompanying balance sheet.

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

     ADVERTISING COSTS. Advertising costs of the Company include costs related to broadcast and print media advertising expenses. The Company expenses production costs and media advertising costs the first time the advertising takes place. For the fiscal years ended 1998, 1999 and 2000, advertising costs amounted to approximately $23,816, $26,860 and $30,880, respectively.

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     INTEREST EXPENSE, NET. Interest expense, net consists of the following:



                                                                        YEAR-ENDED
                                                    -----------------------------------------------------
                                                     JANUARY 2,           JANUARY 1,         DECEMBER 30,
                                                        1999                2000                 2000
                                                    -------------       -------------        ------------
     Interest expense                               $    23,815         $    25,385          $   29,585
     Interest income                                     (2,227)               (407)               (269)
     Interest capitalized                                   (11)               (293)               (621)
                                                    -------------       -------------        ------------

     Interest expense, net                          $    21,577         $    24,685          $   28,695
                                                    =============       =============        ============


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

3.  RELATED PARTY TRANSACTIONS

     The Company and THL Co. entered into a management agreement as of April 24, 1998 (the "Management Agreement"). After a term of ten years from April 24, 1998, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. In addition, pursuant to the Management Agreement, THL Co. received approximately $500 plus expenses in fiscal years 1998, 1999 and 2000 for management and other consulting services provided to the Company.

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


4.   PREPAID EXPENSES AND OTHER

         Prepaid expenses and other consists of the following:

                                                          JANUARY 1,    DECEMBER 30,
                                                             2000           2000
                                                          ----------    -----------
         Prepaid insurance                                 $   387        $   486
         Prepaid store supplies                                821            882
         Prepaid advertising                                    39          2,111
         Other                                                 267            317
                                                          ----------    -----------
                                                           $ 1,514        $ 3,796
                                                          ==========    ===========

5.   PROPERTY AND EQUIPMENT

     Property and equipment, net consists of the following:

                                                          JANUARY 1,    DECEMBER 30,
                                                             2000           2000
                                                          ----------    -----------
          Land                                             $      -       $    638
          Building                                            1,563          2,241
          Furniture and equipment                            91,349        103,564
          Leasehold improvements                             52,773         55,047
                                                          ----------    -----------
                                                            145,685        161,490
          Less accumulated depreciation and amortization    (74,053)       (87,503)
                                                          ----------    -----------
          Property and equipment, net                      $ 71,632       $ 73,987
                                                          ==========    ===========

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


6.   INTANGIBLE ASSETS

     The following is a summary of the components of intangible assets along with the related accumulated amortization for the fiscal years then ended.

                                                               JANUARY 1,     DECEMBER 30,
                                                                  2000           2000
                                                             ------------     ------------
     Goodwill and other                                        $ 133,257       $ 125,149
     Management agreement                                          7,988           7,988
     Less accumulated amortization                               (14,957)        (20,226)
                                                             ------------     ------------
       Net                                                       126,288         112,911
                                                             ------------     ------------
     Noncompete and strategic alliance agreements                  4,365           9,940
     Less accumulated amortization                                  (745)         (4,614)
                                                             ------------     ------------
       Net                                                         3,620           5,326
                                                             ------------     ------------
     Intangibles, net                                          $ 129,908       $ 118,237
                                                             ============     ============


7.  OTHER ACCRUED EXPENSES

     Other accrued expenses consists of the following:

                                                               JANUARY 1,     DECEMBER 30,
                                                                  2000           2000
                                                             ------------     ------------
     Store expenses                                            $     885       $    1,769
     Professional fees                                               690            1,388
     Insurance                                                     1,110            1,193
     Other                                                         1,585              710
     Payroll and sales/use taxes                                   1,111              700
     Store closures                                                  702              644
     Construction                                                      -              601
     Lease termination fees                                        2,055              585
     Property taxes                                                  405              537
     Advertising                                                   1,626              143
     Severance and exit fees                                         404                -
                                                             ------------     ------------
     Other accrued expenses                                    $  10,573       $    8,270
                                                             ============     ============

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


8.  LONG-TERM DEBT

     NEW CREDIT FACILITY. In connection with the Recapitalization, the amounts owed under the Amended Credit Facility were paid in full and the facility canceled. Simultaneously, the Company entered into a credit agreement (the "New Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"). At December 30, 2000, the Company had $45.0 million in term loans outstanding under the Term Loan Facility, $24.5 million under the Revolving Credit Facility and $69.2 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition. Borrowings made under the New Credit Facility bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% to 3.25% or the Base Rate (as defined in the New Credit Facility) plus 1.25% to 2.25%. On December 27, 2000 the Company amended the New Credit Facility. The applicable additional interest points for both the LIBOR or Base Rate options were revised by the amendment and are based upon the Company's Leverage Rate (as defined in the New Credit Facility). The amendment also affected various financial covenants and scheduled principal payments. Under the amended New Credit Facility, the Term Loan Facility matures five years from the closing date of the New Credit Facility, the $45.0 million outstanding balance will amortize quarterly in aggregate annual principal amounts of approximately $15.0 million, $13.0 million, and $17.0 million, respectively, for fiscal years 2001 through 2003 and the Acquisition Facility will amortize quarterly in aggregate principal amounts of approximately $0.5 million, $0.5 million, $0.7 million, and $67.5 million, respectively, for fiscal years 2001 through 2004. The unamortized amount of debt issuance costs as of December 30, 2000 related to the amendment was $0.6 million. In addition, the Company has agreed to guarantee a $1.0 million loan that is related to the long-term business agreement entered into at the time of the acquisition of Hour Eyes.

     The New Credit Facility contains additional restrictive covenants including a limitation on capital requirements, minimum interest coverage, maximum leverage ratio, minimum net worth and working capital requirements. As of December 30, 2000 the Company was in compliance with the financial reporting covenants.

     SENIOR NOTES. In 1993, the Company issued $70.0 million 12 percent senior notes with detachable warrants to acquire common stock (the "Warrants"). The senior notes and the Warrants were offered as Units (the "Units") consisting of $1.0 million principal amount of senior notes and one Warrant to acquire 0.4522 share of common stock of the

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


Company for no additional consideration. The fair value of the Warrants at issuance was $0.6 million and this value was recorded in shareholders' equity/(deficit) with a corresponding discount from the face value of the senior notes. This discount was accreted to interest expense using the effective interest method over the life of the debt.

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

     The Exchange Notes are senior uncollateralized obligations of the Company and will rank PARI PASSU with all other indebtedness of the Company that by its terms other

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


indebtedness is not subordinate to the Exchange Notes. In connection with the issuance of the Exchange Notes, the Company incurred approximately $11.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the Exchange Notes. The unamortized amount of debt issuance costs as of December 30, 2000 related to the Exchange Notes was $8.1 million.

     The Exchange Notes contain various restrictive covenants which apply to both the Company and the Guarantor Subsidiaries (defined herein), including limitations on additional indebtedness, restriction on dividends and sale of assets other than in the normal course of business.

    CAPITAL LEASES. In connection with the acquisition of Visionworks, the Company assumed an agreement to sublease land, buildings and equipment at eight operating locations. Under the terms of the agreement, the Company committed to purchase such properties for $10.0 million and to pay Eckerd Corporation an annual interest amount of $1.3 million.

    During the second quarter of 1999, a third party paid $8.6 million of the Company's $10.0 million capital lease obligations to the Eckerd Corporation. The Company simultaneously leased seven of these same properties under separate lease agreements, accounting for these transactions as sales leaseback transactions. The remaining capital lease obligation of $1.4 million under the original $10.0 million capital lease obligation was renewed as an operating lease. During the second quarter of 2000, the third party paid the remaining $1.4 million of the capital lease obligation and the remaining property was simultaneously leased and also accounted for as a sales leaseback transaction. A gain of $0.5 million has been deferred related to the sales leaseback transactions.

    Additionally, in connection with the Bizer Acquisition, the Company assumed agreements to sublease equipment at the related operating locations. The Company has accounted for the equipment subleases and five of the property leases as capital leases and has recorded the assets, as shown below, and the future obligations on the balance sheet at $3.0 million. The remaining three property leases are being accounted for as operating leases.

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                                                                       JANUARY 1,          DECEMBER 30,
                                                                          2000                 2000
                                                                       ------------        -------------
     Buildings and equipment                                                 2,606                3,031
                                                                       ------------        -------------

                                                                       $     2,606          $     3,031
                                                                       ============        =============


The Company's scheduled future minimum lease payments for the next five fiscal years under the property and equipment capital leases are as follows:



     2001                                                                                   $     1,327
     2002                                                                                         1,065
     2003                                                                                           757
     2004                                                                                           803
     2005                                                                                           829
     Beyond 2005                                                                                  2,897
                                                                                            -------------

     Total minimum lease payments                                                                 7,678
                                                                                            -------------

     Amounts representing interest                                                                4,647
                                                                                            -------------

     Present value of minimum lease payments                                                $     3,031
                                                                                            =============


                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Long-term debt outstanding, including capital lease obligations, consists of the following:



                                                                    JANUARY 1,            DECEMBER 30,
                                                                       2000                   2000
                                                                   -------------          -------------
     Exchange Notes, face amount of $150,000, net of
       unamortized debt discount of $407 and $358,
       respectively                                                $     149,593          $     149,642
     New Credit Facility                                                 121,211                114,203
     Capital Lease Obligations                                             2,606                  3,031
     Revolving Credit Facility                                             7,500                 24,500
                                                                   -------------          -------------
                                                                         280,910                291,376
     Less current portion                                                (10,799)               (13,070)
                                                                   -------------          -------------
                                                                   $     270,111          $     278,306
                                                                   =============          =============


     Future principal maturities for long-term debt and capital lease obligations are as follows:



     2001                                                                                 $      14,077
     2002                                                                                        16,038
     2003                                                                                       109,558
     2004                                                                                           135
     2005                                                                                           219
     Beyond 2005                                                                                151,349
                                                                                          -------------

     Total future principal payments on debt                                              $     291,376
                                                                                          =============


     As of the end of fiscal 2000, the fair value of the Company's Exchange Notes was approximately $56.4 million and the fair value of the capital lease obligations was approximately $3.0 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues and the estimated fair value of the capital lease obligation is based on the present value of estimated future cash flows. The carrying amount of the variable rate New Credit Facility approximates its fair value.

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



                                                                                            WEIGHTED
        NOTIONAL AMOUNTS                                        WEIGHTED AVERAGE       AVERAGE FLOATING
        DECEMBER 30, 2000               MATURITY DATE            FIXED PAY RATE          RECEIVE RATE
      ---------------------           -----------------       --------------------   --------------------
          $33.3 million                     2001                     5.9%                     6.7%


     Interest rate swap agreements effectively convert floating rates on long-term debt to fixed rates. The Company's intent is to reduce overall interest expense while maintaining an acceptable level of risk to interest rate fluctuations. The swap agreements specifically hedge a portion of both $50.0 million aggregate principle amount of the Company's Floating Interest Rate Subordinated Term Securities due 2008 and $50.0 million of the Company's Credit Facility, which consists of (i) the $55.0 million term loan facility; (ii) the $35.0 million revolving credit facility; and (iii) the $100.0 million acquisition facility. As market interest rates fluctuate, the unrealized gain or loss on the swap portfolio moves in relationship to the fair value of the underlying debt. The Company had an unrealized gain on the interest rate swap portfolio of $135 as of December 30, 2000. The change in the market value of these interest rate swaps is not recorded in the financial position or operations of the Company. Interest to be paid or received is accrued as an adjustment to interest expense. Upon termination of interest rate swaps, the fair value of the swaps is recorded through operations. If the hedged item is repaid early, the Company will evaluate if the swap agreement is to be redesignated or exited.

10.  CONDENSED CONSOLIDATING INFORMATION (UNAUDITED)

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

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                     Consolidating Statements of Operations
                       For the Year Ended January 2, 1999



                                                                         GUARANTOR                                     CONSOLIDATED
                                                         PARENT        SUBSIDIARIES        ODS         ELIMINATIONS      COMPANY
                                                        --------       ------------       ------       ------------    ------------
Revenues:
   Optical sales                                        $147,973         $79,545          $7,718         $     -         $235,236
   Management fees                                         1,438           2,615               -          (1,438)           2,615
   Investment earnings in subsidiaries                     2,398               -               -          (2,398)
                                                        --------       ------------       ------       ------------    ------------
Net revenues                                             151,809          82,160           7,718          (3,836)         237,851
Operating costs and expenses:
   Cost of goods sold                                     49,314          29,552           1,770               -           80,636
   Selling, general and administrative expenses           83,388          44,558           5,882          (1,438)         132,390
   Recapitalization and other expenses                    25,819             (16)              -               -           25,803
   Amortization of intangibles:
     Goodwill                                                994           2,557               1               -            3,552
     Noncompete and other intangibles                          -             153               -               -              153
                                                        --------       ------------       ------       ------------    ------------
Total operating costs and expenses                       159,515          76,804           7,653          (1,438)         242,534
                                                        --------       ------------       ------       ------------    ------------
Income (loss) from operations                             (7,706)          5,356              65          (2,398)          (4,683)
Interest expense, net                                     16,058           3,099               2               -           19,159
In-substance defeased bonds
     Interest expense, net                                 2,418               -               -               -            2,418
                                                        --------       ------------       ------       ------------    ------------
Income (loss) before income taxes                        (26,182)          2,257              63          (2,398)         (26,260)
Income tax expense                                            91             (78)              -               -               13
                                                        --------       ------------       ------       ------------    ------------
Net income (loss) before extraordinary item              (26,273)          2,335              63          (2,398)         (26,273)
Extraordinary loss on early extinguishment of
   long-term debt                                          8,355               -               -               -            8,355
                                                        --------       ------------       ------       ------------    ------------
Net income (loss)                                       $(34,628)        $ 2,335          $   63         $(2,398)        $(34,628)
                                                        ========       ============       ======       ============    ============


                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                      Consolidating Statement of Cash Flows
                        For the Year Ended January 2, 1999



                                                                    GUARANTOR                                    CONSOLIDATED
                                                    PARENT        SUBSIDIARIES      ODS       ELIMINATIONS          COMPANY
                                                   ---------      ------------     -----      ------------       ------------
Cash flows from operating activities:
Net income (loss)                                  $(34,628)       $  2,335        $  63       $ (2,398)          $ (34,628)
Adjustments to reconcile net income (loss)
     to net
  Cash provided by operating activities:
    Depreciation                                      8,656           3,689            -              -              12,345
    Amortization of intangibles                         993           2,711            1              -               3,705
    Other amortization                                1,415             163            -              -               1,578
    Amortization of deferred gain                      (159)              -            -              -                (159)
    Deferred revenue                                    494             160            -              -                 654
    Deferred rent                                        99             105            -              -                 204
    Other                                            (1,511)            996            -              -                (515)
    (Gain) loss on disposition of property
        and equipment                                   775            (142)           -              -                 633
    Extraordinary loss on early
        extinguishment of long-term debt              8,355               -            -              -               8,355
Changes in operating assets and liabilities:
    Accounts and notes receivable                   (62,032)        (12,959)         (64)        74,866                (189)
    Inventory                                           669            (601)           -              -                  68
    Prepaid expenses and other                          661             507            -              -               1,168
    Accounts payable and accrued liabilities         21,005          60,835            -        (74,866)              6,974
                                                   ---------      ------------     -----      ------------       ------------
Net cash provided by (used in) operating
     activities                                     (55,208)         57,799            -         (2,398)                193
                                                   ---------      ------------     -----      ------------       ------------
Cash flows from investing activities:
    Acquisition of property and equipment           (16,923)         (3,733)           -              -             (20,656)
    Proceeds from sale of property and
        equipment                                     1,011             185            -              -               1,196
    Payment received on notes receivable                  2             175            -              -                 177
    Net outflow for The Bizer Acquisition                 -         (32,942)        (100)             -             (33,042)
    Purchase of investment securities -
        restricted                                  (76,618)              -            -              -             (76,618)
    Maturity of investment securities -
        restricted                                   78,400               -            -              -              78,400
    Investment in Subsidiaries                       (2,398)              -            -          2,398                   -
    Reclass Mexico Retained Earning to
        Parent                                       (1,997)          1,997            -              -                   -
                                                   ---------      ------------     -----      ------------       ------------
Net cash provided by (used in) investing
     activities                                     (18,523)        (34,318)        (100)         2,398             (50,543)
                                                   ---------      ------------     -----      ------------       ------------




                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



Cash flows from financing activities:
    Proceeds from issuance of long-term debt        204,511          30,000          100              -             234,611
    Proceeds from the issuance of common
        stock                                        71,140               -            -              -              71,140
    Proceeds from issuance of preferred
        stock                                        27,750               -            -              -              27,750
    Payments related to debt issuance               (11,153)              -            -              -             (11,153)
    Payments to retire mandatorily
        redeemable preferred stock                        -         (12,385)           -              -             (12,385)
    Stock buyback                                  (130,775)          1,385            -              -            (129,390)
    Recapitalization fees                           (12,733)              -            -              -             (12,733)
    Payments on debt and capital leases             (70,000)        (42,917)           -              -            (112,917)
    Payment of call premium                          (4,200)              -            -              -              (4,200)
    Payment of in-substance defeased bonds
        interest expense, net                        (2,418)              -            -              -              (2,418)
                                                   ---------      ------------     -----      ------------       ------------
Net cash provided by (used in) financing
     activities                                      72,122         (23,917)         100              -              48,305
                                                   ---------      ------------     -----      ------------       ------------

Net decrease in cash and cash equivalents            (1,609)           (436)           -              -              (2,045)

Cash and cash equivalents at beginning of
     period                                           4,728           2,444            -              -               7,172
                                                   ---------      ------------     -----      ------------       ------------

Cash and cash equivalents at end of period         $  3,119        $  2,008        $   -       $      -           $   5,127
                                                   =========      ============     =====      ============       ============


                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                           Consolidating Balance Sheet
                                 January 1, 2000



                                                                        Guarantor                                      Consolidated
                                                       Parent          Subsidiaries        ODs        Eliminations       Company
                                                      ---------        ------------       ------      ------------     ------------
ASSETS
Current assets:
   Cash and cash equivalents                          $     862         $  1,656          $  437       $       -         $   2,955
   Accounts and notes receivable                        111,532            4,146           2,609        (107,072)           11,215
   Inventory                                             16,463           12,330           1,353               -            30,146
   Prepaid expenses and other                             1,026              444              44               -             1,514
  Deferred income taxes                                     446                -               -               -               446
                                                      ---------        ------------       ------      ------------     ------------
Total current assets                                    130,329           18,576           4,443        (107,072)           46,276

Property and equipment                                   44,153           27,479               -               -            71,632
Intangibles                                              18,805          111,008              95               -           129,908
Other assets                                              9,666            1,339               -               -            11,005
Investment in subsidiaries                                5,514                -               -          (5,514)                -
                                                      ---------        ------------       ------      ------------     ------------
Total assets                                          $ 208,467         $158,402          $4,538       $(112,586)        $ 258,821
                                                      =========        ============       ======      ============     ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                   $  16,899         $108,996          $3,950       $(107,072)        $  22,773
   Current portion of long-term debt                     10,000              799               -               -            10,799
   Deferred revenue                                       4,213            1,919               -               -             6,132
   Accrued payroll expense                                1,884            2,944               4               -             4,832
   Accrued interest                                       3,134              450               -               -             3,584
   Other accrued expenses                                 6,615            3,750             208               -            10,573
                                                      ---------        ------------       ------      ------------     ------------
Total current liabilities                                42,745          118,858           4,162        (107,072)           58,693
Deferred income taxes                                       446                                                                446
Long-term debt, less current maturities                 238,211           31,800             100               -           270,111
Deferred rent                                             2,472            1,127               -               -             3,599
Deferred gain                                             1,849              618               -               -             2,467
                                                      ---------        ------------       ------      ------------     ------------
Total liabilities                                       285,723          152,403           4,262        (107,072)          335,316
                                                      ---------        ------------       ------      ------------     ------------
Shareholders' equity/(deficit):
   Common stock                                              74                -               -               -                74
   Preferred stock                                       37,268                -               -               -            37,268
   Additional paid-in capital                            54,977            1,092            (331)              -            55,738
   Accumulated deficit                                 (169,575)           4,907             607          (5,514)         (169,575)
                                                      ---------        ------------       ------      ------------     ------------
Total shareholders' equity/(deficit)                    (77,256)           5,999             276          (5,514)          (76,495)
                                                      ---------        ------------       ------      ------------     ------------
                                                      $ 208,467         $158,402          $4,538       $(112,586)        $ 258,821
                                                      =========        ============       ======      ============     ============




                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                     Consolidating Statements of Operations
                        For the Year Ended January 1,2000

                                                                    Guarantor                                      Consolidated
                                                     Parent        Subsidiaries         ODs        Eliminations       Company
                                                    ---------      ------------       -------      ------------    ------------
Revenues:
   Optical sales                                    $157,171        $ 93,499          $40,119         $     -          $290,789
   Management fees                                         -          12,748                -          (9,742)            3,006
   Investment earnings in subsidiaries                  (739)              -                -             739                 -
                                                    ---------      ------------       -------      ------------    ------------
Net revenues                                         156,432         106,247           40,119          (9,003)          293,795
Operating costs and expenses:
   Cost of goods sold                                 52,437          35,591           10,156               -            98,184
   Selling, general and administrative
     expenses                                         86,603          64,265           29,020          (9,742)          170,146
   Amortization of intangibles:
     Goodwill                                          1,051           3,939                4               -             4,994
     Noncompete and other intangibles                     35             624                -               -               659
                                                    ---------      ------------       -------      ------------    ------------
Total operating costs and expenses                   140,126         104,419           39,180          (9,742)          273,983
                                                    ---------      ------------       -------      ------------    ------------
Income (loss) from operations                         16,306           1,828              939             739            19,812
Interest expense, net                                 21,740           2,937                8               -            24,685
                                                    ---------      ------------       -------      ------------    ------------
Income (loss) before income taxes                     (5,434)         (1,109)             931             739            (4,873)
Income tax expense                                       (51)             48              387               -               384
                                                    ---------      ------------       -------      ------------    ------------
Net income (loss) before cumulative effect
    of change in accounting principle and
    extraordinary item                                (5,383)         (1,157)             544             739            (5,257)
Cumulative effect of change in accounting
   principle                                             365             126                -               -               491
                                                    ---------      ------------       -------      ------------    ------------
Net income (loss)                                   $ (5,748)       $ (1,283)         $   544         $   739          $ (5,748)
                                                    =========      ============       =======      ============    ============


                        EYE CARE CENTERS OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                      Consolidating Statement of Cash Flows
                       For the Year Ended January 1, 2000

                                                                     Guarantor                                      Consolidated
                                                    Parent          Subsidiaries       ODs        Eliminations        Company
                                                 ------------    ------------------ ---------  ------------------ ----------------
Cash flows from operating activities:
Net income (loss)                                    $(5,748)         $(1,283)           $544            $739           $(5,748)
    Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities:
    Depreciation                                      11,164            5,446               0               -            16,610
    Amortization of intangibles                        1,050            4,599               4               -             5,653
    Other amortization                                 1,551                -               -               -             1,551
    Cumulative effect of change in
        accounting principle                             365              126               -               -               491
    Amortization of deferred gain                       (326)            (129)              -               -              (455)
    Deferred revenue                                     716               85               -               -               801
    Deferred rent                                        200              153               -               -               353
    Other                                                  -             (176)              -               -              (176)
    (Gain) loss on disposition of property
        and equipment                                    387              338               -               -               725
    Expenses to affect capital lease
        retirement                                         -             (431)              -               -              (431)
Changes in operating assets and
     liabilities:
    Accounts and notes receivable                    (28,417)          14,460          (2,464)         12,743            (3,678)
    Inventory                                            524             (201)             (4)              -               319
    Prepaid expenses and other                          (557)            (851)              -               -            (1,408)
    Accounts payable and accrued
        liabilities                                  (11,850)          23,337           1,903         (12,743)              647
                                                 ------------    ------------------ ---------  ------------------ ----------------
Net cash provided by (used in) operating
     activities                                      (30,941)          45,473             (17)            739            15,254
                                                 ------------    ------------------ ---------  ------------------ ----------------

Cash flows from investing activities:
    Acquisition of property and equipment            (15,228)          (4,692)              -               -           (19,920)
    Net outflow for The VTO Retail
        Acquisition                                        -          (38,845)              -               -           (38,845)
    Proceeds from sale of property and
        equipment                                        170              (70)              -               -               100
    Purchase of retail outlet                           (368)               -               -               -              (368)
    Payment received on notes receivable                   4              173               -               -               177
    Investment in Subsidiaries                           739                -               -            (739)                -
                                                 ------------    ------------------ ---------  ------------------ ----------------
Net cash used in investing activities                (14,683)         (43,434)              -            (739)          (58,856)
                                                 ------------    ------------------ ---------  ------------------ ----------------



                        EYE CARE CENTERS OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                     Guarantor                                      Consolidated
                                                    Parent          Subsidiaries       ODs         Eliminations       Company
                                                 ------------    ------------------ ---------  ------------------ ----------------
Cash flows from financing activities:
    Proceeds from issuance of long-term
        debt                                          48,618                -               -               -            48,618
    Distribution to affiliated OD                          -                -            (331)              -              (331)
    Proceeds from the issuance of common
        stock                                            189                -               -               -               189
    Payments related to debt issuance                      -             (875)              -               -              (875)
    Stock buyback                                       (440)               -               -               -              (440)
    Payments on debt and capital leases               (5,000)            (731)              -               -            (5,731)
                                                 ------------    ------------------ ---------  ------------------ ----------------
Net cash provided by (used in) financing
     activities                                       43,637           (1,606)           (331)              -            41,430
                                                 ------------    ------------------ ---------  ------------------ ----------------
Net decrease/(increase) in cash and cash
     equivalents                                      (2,257)             433            (348)              -            (2,172)

Cash and cash equivalents at beginning of
     period                                            3,119            1,223             785               -             5,127
                                                 ------------    ------------------ ---------  ------------------ ----------------
Cash and cash equivalents at end of period              $862           $1,656          $437                $-            $2,955
                                                 ============    ================== =========  ================== ================

                        EYE CARE CENTERS OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                           Consolidating Balance Sheet
                                December 30, 2000

                                                                     Guarantor                                      Consolidated
ASSETS                                              Parent          Subsidiaries       ODs        Eliminations        Company
                                                 ------------    ------------------ ---------  ------------------ ----------------
Current assets:
   Cash and cash equivalents                          $2,215           $1,187            $569              $-            $3,971
   Accounts and notes receivable                     126,619           32,119           4,403        (149,662)           13,479
   Inventory                                          14,782            9,242           1,666               -            25,690
   Prepaid expenses and other                          2,284            1,466              46               -             3,796
   Deferred income taxes                               1,297                -               -               -             1,297
                                                 ------------    ------------------ ---------  ------------------ ----------------
Total current assets                                 147,197           44,014           6,684        (149,662)           48,233

Property and equipment                                44,215           29,772               -               -            73,987
Intangibles                                           17,749          100,397              91               -           118,237
Other assets                                           8,921              925               -               -             9,846
Investment in subsidiaries                           (16,124)               -               -          16,124                 -
                                                 ------------    ------------------ ---------  ------------------ ----------------
Total Assets                                        $201,958         $175,108          $6,775       $(133,538)         $250,303
                                                 ============    ================== =========  ================== ================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                  $16,114         $145,517          $8,891       $(149,662)          $20,860
   Current portion of long-term debt                  12,511              559               -               -            13,070
   Deferred revenue                                    3,976            2,676               6               -             6,658
   Accrued payroll expense                             1,754            2,769               4               -             4,527
   Accrued interest                                    3,542              487               -               -             4,029
   Other accrued expenses                              5,906            2,159             205               -             8,270
                                                 ------------    ------------------ ---------  ------------------ ----------------
Total current liabilities                             43,803          154,167           9,106        (149,662)           57,414
Deferred income taxes                                  1,297                -               -               -             1,297
Long-term debt, less current maturities              245,749           32,457             100               -           278,306
Deferred rent                                          2,533            1,238               -               -             3,771
Deferred gain                                          1,690              543               -               -             2,233
                                                 ------------    ------------------ ---------  ------------------ ----------------
Total liabilities                                    295,072          188,405           9,206        (149,662)          343,021
                                                 ------------    ------------------ ---------  ------------------ ----------------
Shareholders' deficit:
   Common stock                                           74                -               -               -                74
   Preferred stock                                    42,354                -               -               -            42,354
   Additional paid-in capital                         49,567            1,092            (696)              -            49,963
   Accumulated deficit                              (185,109)         (14,389)         (1,735)         16,124          (185,109)
                                                 ------------    ------------------ ---------  ------------------ ----------------
Total shareholders' deficit                          (93,114)         (13,297)         (2,431)         16,124           (92,718)
                                                 ------------    ------------------ ---------  ------------------ ----------------
                                                    $201,958         $175,108          $6,775       $(133,538)         $250,303
                                                 ============    ================== =========  ================== ================

                        EYE CARE CENTERS OF AMERICA, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                     Consolidating Statements of Operations
                      For the Year Ended December 30, 2000

                                                                      Guarantor                                     Consolidated
                                                    Parent           Subsidiaries      ODs        Eliminations        Company
                                                 ------------    ------------------ ---------  ------------------ ----------------
Revenues:
   Optical sales                                    $167,555         $113,510         $54,559              $-          $335,624
   Management fees                                       808           20,939               -         (18,914)            2,833
   Investment earnings in subsidiaries               (14,583)               -               -          14,583                 -
                                                 ------------    ------------------ ---------  ------------------ ----------------
Net revenues                                         153,780          134,449          54,559          (4,331)          338,457
Operating costs and expenses:
   Cost of goods sold                                 54,379           42,422          10,648               -           107,449
   Selling, general and administrative
     expenses                                         93,393           84,395          45,491         (18,914)          204,365
   Store closure expense                               3,580                -               -               -             3,580
   Amortization of intangibles:
     Goodwill                                           1056            4,154               4               -             5,214
     Noncompete and other intangibles                      -            3,922               -                             3,922
                                                 ------------    ------------------ ---------  ------------------ ----------------
Total operating costs and expenses                   152,408          134,893          56,143         (18,914)          324,530
                                                 ------------    ------------------ ---------  ------------------ ----------------
Income (loss) from operations                          1,372             (444)         (1,584)         14,583            13,927
Interest expense, net                                 17,066           11,621               8               -            28,695
                                                 ------------    ------------------ ---------  ------------------ ----------------
Income (loss) before income taxes                    (15,694)         (12,065)         (1,592)         14,583           (14,768)
Income tax (benefit) expense                            (160)             176             750               -               766
                                                 ------------    ------------------ ---------  ------------------ ----------------
Net income (loss)                                   $(15,534)        $(12,241)        $(2,342)        $14,583          $(15,534)
                                                 ============    ================== =========  ================== ================

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                      Consolidating Statement of Cash Flows
                      For the Year Ended December 30, 2000



                                                                     Guarantor                                       Consolidated
                                                     Parent         Subsidiaries        ODs        Eliminations        Company
                                                    ---------       ------------      --------     ------------      ------------
Cash flows from operating activities:
Net income (loss)                                   $(15,534)        $(12,241)        $(2,342)        $14,583          $(15,534)
Adjustments to reconcile net income (loss)
     to net
  Cash provided by operating activities:
    Depreciation                                      12,988            7,476               -               -            20,464
    Amortization of intangibles                        1,056            8,077               4               -             9,137
    Other amortization                                 1,507              277               -               -             1,784
    Amortization of deferred gain                       (159)             (75)              -               -              (234)
    Deferred revenue                                    (237)             757               6               -               526
    Deferred rent                                         61              111               -               -               172
    (Gain) loss on disposition of property
        and equipment                                    118                -               -               -               118
Changes in operating assets and
     liabilities:
    Accounts and notes receivable                    (15,189)         (29,442)         (1,794)         42,590            (3,835)
    Inventory                                          1,681            3,088            (313)              -             4,456
    Prepaid expenses and other                         5,084           (8,558)             (2)              -            (3,476)
    Accounts payable and accrued
        liabilities                                   (2,136)          37,426           4,938         (42,590)           (2,362)
                                                    ---------       ------------      --------     ------------      ------------

Net cash provided by (used in) operating
     activities                                      (10,760)           6,896             497          14,583            11,216
                                                    ---------       ------------      --------     ------------      ------------
Cash flows from investing activities:
    Acquisition of property and equipment            (12,290)          (6,642)              -               -           (18,932)
    Net outflow for the VTO Retail
        Acquisition                                        -              (87)              -               -               (87)
    Proceeds from sale of property and
        equipment                                         54                -               -               -                54
    Payment received on notes receivable                   -               33               -               -                33
    Investment in Subsidiaries                        14,583                -               -         (14,583)                -
                                                    ---------       ------------      --------     ------------      ------------

Net cash provided by (used in) investing
     activities                                        2,347           (6,696)              -         (14,583)          (18,932)
                                                    ---------       ------------      --------     ------------      ------------




                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                                                                       Guarantor                                       Consolidated
                                                      Parent         Subsidiaries        ODs          Eliminations       Company
                                                     -------         ------------       -----         ------------     ------------
Cash flows from financing activities:
    Proceeds from issuance of long-term
        debt                                          17,000                -               -               -            17,000
    Distribution to affiliated OD                          -                -            (365)              -              (365)
    Redemption of common stock                          (234)               -               -               -              (234)
    Payments on debt and capital leases               (7,000)            (669)              -               -            (7,669)
                                                     -------         ------------       -----         ------------     ------------

Net cash provided by (used in) financing
     activities                                        9,766             (669)           (365)              -             8,732
                                                     -------         ------------       -----         ------------     ------------

Net increase (decrease) in cash and cash
     equivalents                                       1,353             (469)            132               -             1,016

Cash and cash equivalents at beginning of
     period                                              862            1,656             437               -             2,955
                                                     -------         ------------       -----         ------------     ------------

Cash and cash equivalents at end of period           $ 2,215           $1,187           $ 569              $-           $ 3,971
                                                     =======         ============       =====         ============     ============


                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



11.  PREFERRED STOCK

     During 1996, the Company issued 110,000 shares of Series A Cumulative Mandatorily Redeemable Exchangeable Pay-in-Kind Preferred Stock ("Preferred Stock"). In conjunction with the Recapitalization, the Company repurchased the Preferred Stock, canceled it and issued 300,000 shares of New Preferred Stock, par value $.01 per share. Dividends on shares of New Preferred Stock are cumulative from the date of issue (whether or not declared) and will be payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded quarterly. Cumulative preferred dividends in arrears were $7.3 million and $12.4 million as of January 1, 2000 and December 30, 2000, respectively. The New Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets. The New Preferred Stock has no voting rights.

12.  SHAREHOLDERS' DEFICIT

     WARRANTS. As discussed in Note 8, the Senior Notes were issued with detachable warrants entitling the holder to acquire, for no additional consideration, 0.4522 shares of common stock. In conjunction with the Recapitalization and the repayment of the Senior Notes, the warrants were issued and exercised.

     1998 EXECUTIVE STOCK OPTION PLAN. On April 25, 1998, the Company authorized a non-qualified stock option plan whereby key executives and senior officers may be offered options to purchase the Company's Common Stock. Under the plan, the exercise price set by the Board of Directors of the Company must at least equal the fair market value of the Company's Common Stock at the date of grant. The options begin vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50% provided the optionee is an employee of the Company on the anniversary date and shall expire 10 years after the date of grant. Under certain specified conditions the vesting schedule may be altered. During 1999 and 2000, the Company granted options to purchase 122,000 shares at an option price of $10.41 per share and 66,500 shares at an option price of $12.85 per share, respectively, under this plan.

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Following is a summary of activity in the plan for fiscal years 1998, 1999 and 2000.



                                                    AVERAGE OPTION
                                                         PRICE                OPTIONS           OPTIONS
                                                      PER SHARE($)          OUTSTANDING       EXERCISABLE
                                                    --------------         ------------       -----------
     Outstanding - January 3, 1998                                                   -               -
     Granted                                              10.41                482,000               -
     Became exercisable                                                              -               -
     Canceled or expired                                  10.41                (12,500)              -
                                                                           ------------       -----------

     Outstanding - January 2, 1999                                             469,500               -
     Granted                                              10.41                122,000               -
     Became exercisable                                                              -          39,550
     Canceled or expired                                  10.41                (76,500)           (250)
                                                                           ------------       -----------

     Outstanding - January 1, 2000                                             515,000          39,300
     Granted                                              12.85                 66,500               -
     Became exercisable                                                              -          61,950
     Canceled or expired                                  10.41                (98,500)         (6,800)
                                                                           ------------       -----------

     Outstanding - December 30, 2000                                           483,000          94,450
                                                                           ============       ===========


     Subsequent to the Recapitalization, two directors were granted options to purchase 5,000 and 111,412 shares, respectively. Each option is exercisable at $10.41 per share and begin vesting one year after the date of grant in four installments of 25% with such options expiring 10 years from the date of grant. Similarly, the Company's chief executive officer was granted options to purchase 371,376 shares. Each option is exercisable at $10.41 per share and subject to a vesting schedule which will be one-half time based and one-half performance based. In both 1999 and 2000, one director was granted options to purchase 5,000 shares at an exercise price of $10.41 and $12.85 per share, respectively. Each option begins vesting one year after the date of grant in four installments of 25% with such options expiring 10 years from the date of grant.

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 "Accounting for Stock-

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options of privately held companies. Under APB 25, because the exercise price of the Company's employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of the grant using the minimum value method with the following assumptions for 1998, 1999, and 2000 respectively: risk-free interest rates of 6%; no dividend yield; and a weighted-average expected life of the options of 4 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net income for fiscal years 1998, 1999 and 2000 are as follows:



                                                            FISCAL            FISCAL          FISCAL
                                                             1998              1999            2000
                                                          ----------      ------------     ------------
     Pro forma Net Loss                                   $ (34,735)      $    (5,987)     $   (15,801)


     The pro forma calculations include only the effects of 1998 through 2000 grants as all grants previous to 1998 were exercised in connection with the Recapitalization. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.

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

13.  INCOME TAXES

     The provision for income taxes is comprised of the following:



                                                                            YEAR ENDED
                                                         -----------------------------------------------
                                                         JANUARY 2,        JANUARY 1,       DECEMBER 30,
                                                            1999              2000              2000
                                                         ----------        ----------       ------------
     Current                                               $    13           $  384          $     766
     Deferred                                                    -                -                -
                                                         ----------        ----------       ------------

                                                           $    13           $  384          $     766
                                                         ==========        ==========       ============


     The reconciliation between the federal statutory tax rate at 34% and the Company's effective tax rate is as follows:



                                                     JANUARY 2,          JANUARY 1,         DECEMBER 30,
                                                        1999               2000                2000
                                                     ----------          ----------       ------------
Expected tax expense (benefit)                       $(11,769)             $(1,657)       $  (5,021)
Goodwill                                                1,079                1,079            1,772
Deferred rent                                             142                    -                -
NOL and other adjustments                                   -               (4,461)               -
Nondeductible meals and donations                          26                   32               33
Change in valuation allowance                           9,938                5,384            2,992
Other                                                     597                 (336)             990
                                                     ----------          ----------       ------------

                                                     $     13              $   384        $     766
                                                     ==========          ==========       ============


     The above reconciliation takes into account certain entities that are consolidated for GAAP purposes but are not consolidated for tax purposes, therefore, the net operating loss carryforward cannot offset the income from the non-consolidated entities.

                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     The components of the net deferred tax assets are as follows:



                                                                       JANUARY 1,          DECEMBER 30,
                                                                          2000                 2000
                                                                      ------------        --------------
     Total deferred tax liabilities, current                          $      (140)         $       (737)
     Total deferred tax liabilities, long-term                               (306)                 (560)
     Total deferred tax assets, current                                     3,192                 1,201
     Total deferred tax assets, long-term                                  19,465                25,299
     Valuation allowance                                                  (22,211)              (25,203)
                                                                      ------------        --------------

     Net deferred tax assets                                          $         -          $         -
                                                                      ============        ==============


     The sources of the difference between the financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:



                                                                          JANUARY 1,       DECEMBER 30,
                                                                             2000              2000
                                                                         ------------      -----------
     Deferred tax assets:
       Deferred rent                                                     $        796       $      866
       Deferred compensation                                                       21                -
       Deferred revenue                                                         1,477            1,338
       Net operating loss and credit carryforwards                             12,320           12,075
       Inventory basis differences                                                445              424
       Accrued salaries                                                           768              617
       Property and equipment                                                   5,999            6,738
       Other                                                                      831            4,442
                                                                         ------------      -----------

       Total deferred tax assets                                               22,657           26,500
       Valuation allowance                                                    (22,211)         (25,203)
                                                                         ------------      -----------

     Net deferred tax assets                                             $        446       $    1,297
                                                                         ============      ===========



                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Deferred tax liabilities:
       Prepaid expense                                                   $        116       $        -
       Goodwill                                                                   158               34
       Allowance for bad debts                                                      -              553
       Deferred financing costs                                                     -              524
       Cash discounts                                                               -              184
       Other                                                                      172                2
                                                                         ------------      -----------

     Net deferred tax liability                                          $        446       $    1,297
                                                                         ============      ===========


     At January 1, 2000 and December 30, 2000, the Company had, subject to the limitations discussed below, net operating loss carryforwards for tax purposes of $38,275 and $37,492, respectively. These loss carryforwards will expire from 2008 through 2018 if not utilized.

Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109. Therefore, the Company has established a valuation allowance for deferred tax assets of $22,211 at January 1, 2000 and $25,203 at December 30, 2000.

14.  EMPLOYEE BENEFITS

     401(k) PLAN. The Company maintains a defined contribution plan whereby substantially all employees who have been employed for at least six consecutive months are eligible to participate. Contributions are made by the Company as a percentage of employee contributions. In addition, discretionary contributions may be made at the direction of the Company's Board of Directors. Total Company contributions were approximately $127, $165, and $174 for fiscal years 1998, 1999 and 2000, respectively.

15.  LEASES

     The Company is obligated as lessee under operating leases for substantially all of the Company's retail facilities as well as certain warehouse space. In addition to rental payments, the leases generally provide for payment by the Company of property taxes, insurance, maintenance and it's pro rata share of common area maintenance. These leases range in terms of up to 15 years. Certain leases also provide for additional rent in excess of the base rentals calculated as a percentage of sales.

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

     Certain of the Company's lease agreements contain provisions for scheduled rent increases or provide for occupancy periods during which no rent payment is required. For financial statement purposes, rent expense is recorded based on the total rentals due over the entire lease term and charged to rent expense on a straight-line basis. The difference between the actual cash rentals paid and rent expenses recorded for financial statement purposes is recorded as a deferred rent obligation. At the end of fiscal years 1999 and 2000, deferred rent obligations aggregated approximately $3.6 million and $3.7 million, respectively.

     Rent expense for all locations, net of lease and sublease income, is as follows. For the purposes of this table, base rent expense includes common area maintenance costs. Common area maintenance costs were approximately 21, 20 and 20 percent of base rent expense for fiscal years 1998, 1999 and 2000.



                                                      JANUARY 2,         JANUARY 1,         DECEMBER 30,
                                                         1999               2000                2000
                                                      ----------         ----------         ------------
     Base rent expense                                $   26,204         $   31,604          $   37,331
     Rent as a percent of sales                              151                239                 537
     Lease and sublease income                            (4,211)            (4,282)             (4,512)
                                                      ----------         ----------         ------------

     Rent expense, net                                $   22,144         $   27,561          $   33,356
                                                      ==========         ==========         ============


                      EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



     Future minimum lease payments, excluding common area maintenance costs, net of future minimum lease and sublease income under noncancelable operating leases for the next five years and beyond are as follows:



                                                      OPERATING            LEASE AND          OPERATING
                                                        RENTAL             SUBLEASE              LEASE
                                                       PAYMENTS             INCOME                NET
                                                     -----------           ---------         ----------
     2001                                            $    30,362           $   2,042         $   28,320
     2002                                                 27,977               1,560             26,417
     2003                                                 24,870                 906             23,964
     2004                                                 22,426                 707             21,719
     2005                                                 19,762                 476             19,286
     Beyond 2005                                          58,089                 339             57,750
                                                     -----------           ---------         ----------

     Total minimum lease payments                    $   183,486           $   6,030         $  177,456
                                                     ===========           =========         ==========


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

                                                                     SCHEDULE II
                        EYE CARE CENTERS OF AMERICA, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS



                                                          CHARGED TO/       CHARGED TO/
                                         BALANCE AT        CREDITED        CREDITED FROM      DEDUCTIONS       BALANCE
                                        BEGINNING OF      FROM COSTS           OTHER            FROM          AT CLOSE
                                           PERIOD        AND EXPENSES         ACCOUNTS         RESERVE        OF PERIOD
                                        ------------     ------------      -------------      ----------      ---------
Allowance for doubtful accounts of
  current receivables:
     Year ended January 2, 1999              318,000               -            241,000            -            559,000
     Year ended January 1, 2000              559,000         912,000                  -            -          1,471,000
     Year ended December 30, 2000          1,471,000       2,466,000                                          3,937,000

Inventory obsolescence reserves:
  Year Ended January 2, 1999                 561,000          (9,000)           300,000            -            852,000
  Year Ended January 1, 2000                 852,000        (152,000)                 -            -            700,000
  Year ended December 30, 2000               700,000         304,000                                          1,004,000
