Form 10-Q
period 2001-03-31
EYE CARE CENTERS OF AMERICA INC
filed 2001-05-14
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

                        Yes /X/                         No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

              Class                                  Outstanding at May 11, 2001
              -----                                  ---------------------------
   Common Stock, $.01 par value                          7,410,133 shares

================================================================================

                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         Condensed Consolidated Balance Sheets at December 30, 2000
                  and March 31, 2001 (Unaudited).........................................................2

         Condensed Consolidated Statements of Income for the
                  Thirteen Weeks Ended April 1, 2000 (Unaudited)
                  and March 31, 2001 (Unaudited).........................................................3

         Condensed Consolidated Statements of Cash Flows for the
                  Thirteen Weeks Ended April 1, 2000 (Unaudited)
                  and March 31, 2001 (Unaudited).........................................................4

         Notes to Condensed Consolidated Financial Statements.........................................5-11

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................12-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..............................................................................18

Item 6.  Exhibits and Reports on Form 8-K............................................................19-20

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        EYE CARE CENTERS OF AMERICA, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                                                                           DECEMBER 30,       MARCH 31,
                                                                                               2000             2001
                                                                                         -----------------  --------------
ASSETS                                                                                                        (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents....................................................... $      3,971       $      2,296
      Accounts and notes receivable, net..............................................       13,479             14,118
      Inventory.......................................................................       25,690             26,388
      Prepaid expenses and other......................................................        3,796              4,974
      Deferred income taxes...........................................................        1,297              1,297
                                                                                         -----------------  --------------
Total current assets..................................................................       48,233             49,073

PROPERTY & EQUIPMENT, net..............................................................      73,987             69,753
INTANGIBLE ASSETS, net................................................................      118,237            115,988
OTHER ASSETS..........................................................................        9,846              9,393
                                                                                         -----------------  --------------
Total assets.......................................................................... $    250,303       $    244,207
                                                                                         =================  ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
      Accounts payable................................................................ $     20,860       $     23,161
      Current maturities of long-term debt............................................       13,070             13,278
      Deferred revenue................................................................        6,658              7,131
      Accrued payroll expense.........................................................        4,527              5,193
      Accrued interest................................................................        4,029              7,612
      Other accrued expenses..........................................................        8,270              8,846
                                                                                         -----------------  --------------
Total current liabilities.............................................................       57,414             65,221

DEFERRED INCOME TAXES.................................................................        1,297              1,297
LONG-TERM DEBT, less current maturities...............................................      278,306            263,042
DEFERRED RENT.........................................................................        3,771              3,815
DEFERRED GAIN.........................................................................        2,233              2,175
                                                                                         -----------------  --------------
Total liabilities.....................................................................      343,021            335,550
                                                                                         -----------------  --------------
SHAREHOLDERS' DEFICIT:
      Common stock....................................................................           74                 74
      Preferred stock.................................................................       42,354             43,731
      Additional paid-in capital......................................................       49,963             48,565
      Accumulated deficit.............................................................     (185,109)          (183,713)
                                                                                         -----------------  --------------
Total shareholders' deficit...........................................................      (92,718)           (91,343)
                                                                                         -----------------  --------------
                                                                                       $    250,303       $    244,207
                                                                                         =================  ==============
            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                             (dollars in thousands)

                                                                                     THIRTEEN WEEKS
                                                                                         ENDED
                                                                           -----------------------------------
                                                                                  APRIL 1,        MARCH 31,
                                                                                    2000             2001
                                                                              ---------------   --------------
                                                                              (Unaudited)       (Unaudited)
   NET REVENUES:
         Optical sales....................................................  $     95,019      $     92,651
         Management fee...................................................           616               913
                                                                              ---------------   --------------
   Total net revenues.....................................................        95,635            93,564

   OPERATING COSTS AND EXPENSES:
         Cost of goods sold...............................................        30,312            28,464
         Selling, general and administrative expenses.....................        52,959            53,780
         Amortization of intangibles......................................         1,849             2,249
                                                                              ---------------   --------------
   Total operating costs and expenses.....................................        85,120            84,493
                                                                              ---------------   --------------

   INCOME FROM OPERATIONS.................................................        10,515             9,071

   INTEREST EXPENSE, NET..................................................         6,904             7,530

   INCOME TAX EXPENSE.....................................................           135               145
                                                                              ---------------   --------------

   NET INCOME.............................................................  $      3,476      $      1,396
                                                                              ===============   ==============

            See Notes to Condensed Consolidated Financial Statements

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (dollars in thousands)

                                                                                 THIRTEEN             THIRTEEN
                                                                               WEEKS ENDED           WEEKS ENDED
                                                                                 APRIL 1,             MARCH 31,
                                                                                   2000                 2001
                                                                            -------------------   ------------------
                                                                               (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income...........................................................     $      3,476        $      1,396
      Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization.....................................            6,975               7,763
         Loan cost amortization............................................              450                 482
         Deferred liabilities and other....................................              724                 517
         Loss on disposition of property and equipment.....................               43                 131
      Increase (decrease) in operating assets and liabilities..............           (2,333)              3,428
                                                                                  -------------       --------------
Net cash provided by operating activities.................................             9,335              13,717
                                                                                  -------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment................................           (4,220)             (1,007)
      Proceeds from sale of property and equipment.........................               50                   -
      Payments received on notes receivable................................               16                   2
                                                                                  -------------       --------------
Net cash used for investing activities....................................            (4,154)             (1,005)
                                                                                  -------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on debt and capital leases..................................           (6,242)            (15,133)
      Payments related to debt issuance....................................                -                 680
      Proceeds from issuance of debt.......................................                -                  66
      Distribution to affiliated OD........................................              (51)
                                                                                  -------------       --------------
Net cash used for financing activities.....................................           (6,293)            (14,387)
                                                                                  -------------       --------------

NET DECREASE IN CASH.......................................................           (1,112)             (1,675)
CASH AND CASH EQUIVALENTS, beginning of period.............................            2,955               3,971
                                                                                  -------------       --------------
CASH AND CASH EQUIVALENTS, end of period...................................     $      1,843        $      2,296
                                                                                  =============       ==============

            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

         The condensed consolidated financial statements include the accounts of Eye Care Centers of America, Inc., its wholly owned subsidiaries and certain private optometrists for whom the Company performs management services (the "ODs"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation. Unless the context otherwise requires, the term "Company" shall refer to Eye Care Centers of America, Inc. and its subsidiaries, collectively.

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2001 ("fiscal 2001"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 30, 2000 ("fiscal 2000").

2.  RELATED PARTY TRANSACTIONS

         The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"). The Management Agreement was amended as of December 31, 2000 to reduce the management fees to $250,000 per year plus expenses for management and other consulting services provided to the Company. After a term of ten years from the closing date, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the thirteen week periods ended April 1, 2000 and March 31, 2001, the Company incurred $125,000 and $62,500, respectively, related to the agreement.

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

4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (DOLLARS IN THOUSANDS)

                                                                           THIRTEEN                 THIRTEEN
                                                                          WEEKS ENDED              WEEKS ENDED
                                                                           APRIL 1,                 MARCH 31,
                                                                             2000                     2001
                                                                       ------------------     ----------------------
                                                                          (UNAUDITED)              (UNAUDITED)

Cash paid for interest................................................  $      2,920           $      3,379
Dividends accrued on preferred stock..................................  $      1,211           $      1,376
Obligations incurred for capital lease................................  $        665           $          -

5.   INTEREST RATE SWAPS

         The Company adopted Statement of Financial Standards No. 133 (FAS
133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on December 31, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the interest rate swap agreements are the same; therefore, the Company has assumed that there is no ineffectiveness in the hedge relationship. Changes in fair value of the interest rate swap agreements will be recognized in other comprehensive income, net of tax effects, until the hedged items are recognized in earnings. The Company has hedged its exposure to interest rate movement through May 1, 2001.

         The counter parties to the Company's derivatives consist of major international financial institutions. Because of the number of these institutions and their high credit ratings, management believes these derivatives do not present significant credit risk to the Company.

                                                              Weighted Average       Weighted Average
              Notional Amounts                 Maturity           Fixed Pay          Floating Receive
               March 31, 2001                    Date               Rate                   Rate
       --------------------------------     --------------- ---------------------- ----------------------
                $ 33.3 million                 May 1, 2001        5.9%                    6.1%

         The Company's intent is to reduce overall interest expense while maintaining an acceptable level of risk to interest rate fluctuations. The swap agreements specifically hedge a portion of both $50.0 million aggregate principle amount of the Company's Floating Interest Rate Subordinated Term Securities due 2008 and $50.0 million of the Company's Credit Facility, which consists of (i) the $55.0 million term loan facility; (ii) the $35.0 million revolving credit facility; and (iii) the $100.0 million acquisition facility. As market interest rates fluctuate, the unrealized gain or loss on the swap portfolio moves in relationship to the fair value of the underlying debt. At March 31, 2001, the swap agreements were in a favorable position by approximately $137,000.

6.  CONDENSED CONSOLIDATING INFORMATION

     The $100.0 million in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $50.0 million in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes") were issued by the Company and are guaranteed by its subsidiaries (the "Guarantor Subsidiaries") but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly-owned by the Company and the guarantees are full, unconditional, joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) Eye Care Centers of America, Inc. as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) the ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.

                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 30, 2000

                                                                   Guarantor                                      Consolidated
ASSETS                                            Parent          Subsidiaries        ODs        Eliminations       Company
                                              ---------------     ------------    -----------    -------------    --------------
Current assets:
   Cash and cash equivalents                        $2,215           $1,187            $569              $-            $3,971
   Accounts and notes receivable                   126,619           32,119           4,403        (149,662)           13,479
   Inventory                                        14,782            9,242           1,666               -            25,690
   Prepaid expenses and other                        2,284            1,466              46               -             3,796
  Deferred income taxes                              1,297                -               -               -             1,297
                                              ---------------     ------------    -----------    -------------    --------------
Total current assets                               147,197           44,014           6,684        (149,662)           48,233

Property and equipment                              44,215           29,772               -               -            73,987
Intangibles                                         17,749          100,397              91               -           118,237
Other assets                                         8,921              925               -               -             9,846
Investment in subsidiaries                         (16,124)               -               -          16,124                 -
                                              ---------------     ------------    -----------    -------------    --------------
Total Assets                                      $201,958         $175,108          $6,775       $(133,538)         $250,303
                                              ===============     ============    ===========    =============    ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                $16,114         $145,517          $8,891       $(149,662)          $20,860
   Current portion of long-term debt                12,511              559               -               -            13,070
   Deferred revenue                                  3,976            2,676               6               -             6,658
   Accrued payroll expense                           1,754            2,769               4               -             4,527
   Accrued interest                                  3,542              487               -               -             4,029
   Other accrued expenses                            5,906            2,159             205               -             8,270
                                              ---------------     ------------    -----------    -------------    --------------
Total current liabilities                           43,803          154,167           9,106        (149,662)           57,414
Deferred income taxes                                1,297                -               -               -             1,297
Long-term debt, less current maturities            245,749           32,457             100               -           278,306
Deferred rent                                        2,533            1,238               -               -             3,771
Deferred gain                                        1,690              543               -               -             2,233
                                              ---------------     ------------    -----------    -------------    --------------
Total liabilities                                  295,072          188,405           9,206        (149,662)          343,021
                                              ---------------     ------------    -----------    -------------    --------------
Shareholders' deficit:
   Common stock                                         74                -               -               -                74
   Preferred stock                                  42,354                -               -               -            42,354
   Additional paid-in capital                       49,567            1,092            (696)              -            49,963
   Accumulated deficit                            (185,109)         (14,389)         (1,735)         16,124          (185,109)
                                                                  ------------
                                              ---------------                     -----------    -------------    --------------
Total shareholders' deficit                        (93,114)         (13,297)         (2,431)         16,124           (92,718)
                                              ---------------     ------------    -----------    -------------    --------------
                                                  $201,958         $175,108          $6,775       $(133,538)         $250,303
                                              ===============     ============    ===========    =============    ==============

                         CONSOLIDATING INCOME STATEMENT
                   FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2000

                                                                 Guarantor                                         Consolidated
                                                Parent          Subsidiaries          ODs        Eliminations        Company
                                            ----------------    ------------     ------------    -------------     -------------
Optical sales                                  $47,703         $32,006           $15,310               $-           $95,019
Management fees                                      -           6,022                 -           (5,406)              616
Investment earnings in subsidiaries              5,580               -                 -           (5,580)                -
                                          ------------------  --------------   --------------  ----------------  ---------------
Net revenues                                    53,283          38,028            15,310          (10,986)           95,635
Operating costs and expenses:
   Cost of goods sold                           15,001          12,127             3,184                -            30,312
   Selling, general and administrative
     expenses                                   28,285          18,684            11,396           (5,406)           52,959
   Amortization of intangibles                     314           1,534                 1                -             1,849
                                          ------------------  --------------   --------------  ----------------  ---------------
Total operating costs and expenses              43,600          32,345            14,581           (5,406)           85,120
                                          ------------------  --------------   --------------  ----------------  ---------------
Income (loss) from operations                    9,683           5,683               729           (5,580)           10,515
Interest expense, net                            6,111             791                 2                -             6,904
Income tax expense                                  96              39                 -                -               135
                                          ------------------  --------------   --------------  ----------------  ---------------
Net income (loss)                               $3,476          $4,853              $727          $(5,580)           $3,476
                                          ==================  ==============   ==============  ================  ===============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2000

                                                             Guarantor                                              Consolidated
                                             Parent         Subsidiaries           OD          Eliminations           Company
                                           ------------    ---------------    -------------    ----------------    ---------------
Cash flows from operating activities:
Net income (loss)                            $3,476          $4,853                $727           $(5,580)             $3,476
Adjustments to reconcile net income (loss)
     to net
Cash provided by operating activities:
    Depreciation and amortization             3,484           3,490                   1                 -               6,975
    Other amortization                          337             113                   -                 -                 450
    Deferred liabilities and other              368             350                   6                 -                 724
    (Gain) loss on disposition of property
        and equipment                            43               -                   -                 -                  43
    Increase/(decrease) in operating assets
        and liabilities                       5,224          (7,041)               (516)                -              (2,333)
                                           ------------    ---------------    -------------    ----------------    ---------------
Net cash provided by (used in) operating     12,932           1,765                 218            (5,580)              9,335
     activities                            ------------    ---------------    -------------    ----------------    ---------------

Cash flows from investing activities:
    Acquisition of property and equipment    (2,829)         (1,391)                  -                 -              (4,220)
    Proceeds from sale of property and           50               -                   -                 -                  50
        equipment
    Payment received on notes receivable          -              16                   -                 -                  16
    Investment in Subsidiaries               (5,580)              -                   -             5,580                   -
                                           ------------    ---------------    -------------    ----------------    ---------------
Net cash provided by (used in) investing     (8,359)         (1,375)                  -             5,580              (4,154)
     activities                            ------------    ---------------    -------------    ----------------    ---------------

Cash flows from financing activities:
    Payments on debt and capital leases      (6,002)           (240)                  -                 -              (6,242)
    Distribution to affiliated OD                 -               -                 (51)                -                 (51)
                                           ------------    ---------------    -------------    ----------------    ---------------
Net cash used in financing activities        (6,002)           (240)                (51)                -              (6,293)
                                           ------------    ---------------    -------------    ----------------    ---------------
Net decrease in cash and cash equivalents    (1,429)            150                 167                 -              (1,112)

Cash and cash equivalents at beginning of       862           1,656                 437                 -               2,955
     period                                ------------    ---------------    -------------    ----------------    ---------------

Cash and cash equivalents at end of period    $(567)         $1,806                $604                $-              $1,843
                                           ============    ===============    =============    ================    ===============

                           CONSOLIDATING BALANCE SHEET
                                 MARCH 31, 2001

                                                                 Guarantor                                          Consolidated
ASSETS                                         Parent           Subsidiaries           ODs         Eliminations        Company
                                           ----------------    ---------------    -------------    -------------    --------------
Current assets:
   Cash and cash equivalents                       $865            $560                $871                $-           $2,296
   Accounts and notes receivable                117,763          34,771               5,237          (143,653)          14,118
   Inventory                                     16,321           8,318               1,749                 -           26,388
   Prepaid expenses and other                     2,734           2,182                  58                 -            4,974
  Deferred income taxes                           1,297               -                   -                 -            1,297
                                           ----------------    ---------------    -------------    -------------    --------------
Total current assets                            138,980          45,831               7,915          (143,653)          49,073

Property and equipment                           41,620          28,133                   -                 -           69,753
Intangibles                                      17,485          98,413                  90                 -          115,988
Other assets                                      8,506             887                   -                 -            9,393
Investment in subsidiaries                      (10,860)              -                   -            10,860                -
                                           ----------------    ---------------    -------------    -------------    --------------
Total assets                                   $195,731        $173,264              $8,005         $(132,793)        $244,207
                                           ================    ===============    =============    =============    ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                              19,935         137,035               9,844          (143,653)          23,161
   Deferred revenue                              12,760             518                   -                 -           13,278
   Current maturities of long-term debt           4,112           3,013                   6                 -            7,131
   Accrued payroll expense                        2,432           2,757                   4                 -            5,193
   Accrued interest                               7,143             469                   -                 -            7,612
   Other accrued expenses                         5,075           3,563                 208                 -            8,846
                                           ----------------    ---------------    -------------    -------------    --------------
Total current liabilities                        51,457         147,355              10,062          (143,653)          65,221
Deferred income taxes                             1,297               -                   -                 -            1,297
Long-term debt, less current maturities         230,511          32,431                 100                 -          263,042
Deferred rent                                     2,555           1,260                   -                 -            3,815
Deferred gain                                     1,650             525                   -                 -            2,175
                                           ----------------    ---------------    -------------    -------------    --------------
Total liabilities                               287,470         181,571              10,162          (143,653)         335,550
                                           ----------------    ---------------    -------------    -------------    --------------
Shareholders' equity/(deficit):
   Common stock                                      74               -                   -                 -               74
   Preferred stock                               43,731               -                   -                 -           43,731
   Additional paid-in capital                    48,169           1,092                (696)                -           48,565
   Accumulated deficit                         (183,713)         (9,399)             (1,461)           10,860         (183,713)
                                                               ---------------
                                           ----------------                       -------------    -------------    --------------
Total shareholders' equity/(deficit)            (91,739)         (8,307)             (2,157)           10,860          (91,343)
                                           ----------------    ---------------    -------------    -------------    --------------
                                               $195,731        $173,264              $8,005         $(132,793)        $244,207
                                           ================    ===============    =============    =============    ==============

                         CONSOLIDATING INCOME STATEMENT
                   FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001

                                                                   Guarantor                                      Consolidated
                                                     Parent       Subsidiaries        ODs        Eliminations        Company
                                               ----------------   ------------    ------------   -------------    -------------
Optical sales                                     $45,744         $30,503           $16,404               $-           $92,651
Management fees                                       270           6,228                 -           (5,585)       913
Investment earnings in subsidiaries                 5,216               -                 -           (5,216)                -
                                               ----------------  --------------   --------------  ----------------  ---------------
Net revenues                                       51,230          36,731            16,404          (10,801)           93,564
Operating costs and expenses:
   Cost of goods sold                              14,726          10,588             3,150                -            28,464
   Selling, general and administrative expenses    28,164          18,174            13,027           (5,585)           53,780
   Amortization of intangibles                        264           1,984                 1                -             2,249
                                               ----------------  --------------   --------------  ----------------  ---------------
Total operating costs and expenses                 43,154          30,746            16,178           (5,585)           84,493
                                               ----------------  --------------   --------------  ----------------  ---------------
Income (loss) from operations                       8,076           5,985               226           (5,216)            9,071
Interest expense, net                               6,659             869                 2                -             7,530
Income tax expense                                     21             124                 -                -               145
                                               ----------------  --------------   --------------  ----------------  ---------------
Net income (loss)                                  $1,396          $4,992              $224          $(5,216)           $1,396
                                               ================  ==============   ==============  ================  ===============

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                   FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001

                                                             Guarantor                                              Consolidated
                                             Parent         Subsidiaries           OD          Eliminations           Company
                                           ------------    ---------------    -------------    ----------------    ---------------
Cash flows from operating activities:
Net income (loss)                            $1,396          $4,992                $224           $(5,216)             $1,396
Adjustments to reconcile net income (loss)
     to net
Cash provided by operating activities:
    Depreciation and amortization             3,555           4,207                   1                 -               7,763
    Other amortization                          (28)            510                   -                 -                 482
    Deferred liabilities and other              158             359                   -                 -                 517
    Loss on disposition of property and          73              58                   -                 -                 131
        equipment
    Increase/(decrease) in operating assets
        and liabilities                      14,588         (11,237)                 77                 -               3,428
                                           ------------    ---------------    -------------    ----------------    ---------------
Net cash provided by (used in) operating     19,742          (1,111)                302            (5,216)             13,717
     activities                            ------------    ---------------    -------------    ----------------    ---------------

Cash flows from investing activities:
    Acquisition of property and equipment      (876)           (131)                  -                 -              (1,007)
    Payment received on notes receivable          -               2                   -                 -                   2
    Investment in Subsidiaries               (5,216)              -                   -             5,216                   -
                                           ------------    ---------------    -------------    ----------------    ---------------
Net cash provided by (used in) investing     (6,092)           (129)                  -             5,216              (1,005)
     activities                            ------------    ---------------    -------------    ----------------    ---------------

Cash flows from financing activities:
    Payments on debt and capital leases     (15,000)           (133)                  -                 -             (15,133)
    Payments related to debt issuance             -             680                   -                 -                 680
    Proceeds from issuance of debt                -              66                   -                 -                  66
                                           ------------    ---------------    -------------    ----------------    ---------------
Net cash used in financing activities       (15,000)            613                   -                 -             (14,387)
                                           ------------    ---------------    -------------    ----------------    ---------------
Net decrease in cash and cash equivalents    (1,350)           (627)                302                 -              (1,675)

Cash and cash equivalents at beginning of     2,215           1,187                 569                 -               3,971
     period                                ------------    ---------------    -------------    ----------------    ---------------

Cash and cash equivalents at end of period     $865            $560                $871                $-              $2,296
                                           ============    ===============    =============    ================    ===============

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is the third largest retail optical chain in the United States as measured by net revenues, operating 361 stores, 287 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's VisionWorld," "Doctor's ValuVision," "Stein Optical," "Vision World", "Doctor's VisionWorks" and "Eye DRx." The Company operates in the $5.4 billion retail optical chain sector of the $16.5 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population,
(ii) the increased role of managed vision care, (iii) the consolidation of the industry and (iv) new product innovations.

     The industry is highly fragmented and has undergone significant consolidation. Under the current management team, the Company has acquired and integrated four acquisitions.

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

     - In September 1998, the Company acquired (the "Bizer Acquisition") certain of the assets of Dr. Bizer's VisionWorld, PLLC and related entities, a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such nineteen stores.

     - In August 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") substantially all of the assets used to operate an aggregate of 76 retail eyewear outlets (the "VTO Retail Acquisition") located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the trade name "Vision World," in Wisconsin operating under the trade name "Stein Optical," and in New Jersey operating under the trade name "Eye DRx." Simultaneously, the Company assumed the rights and obligations under a management agreement with a private optometrist to manage the nineteen Eye DRx stores.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed care contracts aggressively in order to help the Company's retail business grow and over the past four years has devoted significant management resources to the development of its managed care business. While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins, as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed care contracts compensates for the lower average ticket price. During the thirteen weeks ended March 31, 2001, approximately 37.0% of the Company's total revenues were derived from managed care programs, compared to 28.9% for the thirteen weeks ended April 1, 2000. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local markets shares, broad geographic coverage and sophisticated information management and billing systems.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain statement of income data as a percentage of net revenues:

                                                                              THIRTEEN
                                                                            WEEKS ENDED
                                                               ---------------------------------------
                                                                 APRIL 1,            MARCH 31,
                                                                   2000                 2001
                                                               -----------------    ------------------
     STATEMENT OF INCOME DATA:
     NET REVENUES:
           Optical sales                                            99.4    %            99.1    %
           Management fee                                            0.6                  0.9
                                                               -------------        -------------
     Total net revenues                                            100.0                100.0

     OPERATING COSTS AND EXPENSES:
           Cost of goods sold                                       31.9    *            30.7    *
           Selling, general and administrative expenses             55.7    *            58.0    *
           Amortization of intangibles                               1.9                  2.4
                                                               -------------        -------------

     Total operating costs and expenses                             89.0                 90.3
                                                               -------------        -------------

     INCOME FROM OPERATIONS                                         11.0                  9.7

     INTEREST EXPENSE, NET                                           7.3                  8.0

     INCOME TAX EXPENSE                                              0.1                  0.2
                                                               -------------        -------------


     NET INCOME                                                      3.6     %            1.5    %
                                                               =============        =============

*  Percentages based on optical sales only

THE THIRTEEN WEEKS ENDED MARCH 31, 2001 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 1, 2000.

NET REVENUES. The decrease in net revenues to $93.6 million for the thirteen weeks ended March 31, 2001 from $95.6 million for the thirteen weeks ended April 1, 2000 was largely the result of a decrease in comparable store sales of 3.4%. Average ticket prices were relatively equal to the average ticket of the first quarter of 2000 and the number of comparable transactions decreased compared to the first quarter of 2000. In addition, managed vision care sales increased approximately 33% as compared to the first quarter of 2000. The Company opened three stores and closed three stores in the first quarter of 2001.

GROSS PROFIT. Gross profit decreased to $65.1 million for the thirteen weeks ended March 31, 2001 from $65.3 million for the thirteen weeks ended April 1, 2000. Gross profit as a percentage of optical sales increased to 69.3% for the thirteen weeks ended March 31, 2001 as compared to 68.1% for the thirteen weeks ended April 1, 2000. This percentage increase was largely due to a continuation of improved buying efficiencies.

SELLING GENERAL & ADMINISTRATIVE EXPENSES (SG&A). SG&A increased to $53.8 million for the thirteen weeks ended March 31, 2001 from $53.0 million for the thirteen weeks ended April 1, 2000. SG&A as a percentage of optical sales increased to 58.0% for the thirteen weeks ended March 31, 2001 from 55.7% for the thirteen weeks ended April 1, 2000. This percentage increase was due primarily to increased occupancy and doctor payroll expenditures. The addition of noncomparable doctor practices in three markets during 2000 have resulted in increased doctor payroll expenditures.

AMORTIZATION EXPENSE. Amortization expense increased to $2.2 million for the thirteen weeks ended March 31, 2001 from $1.8 million for the thirteen weeks ended April 1, 2000. This increase was due to the accelerated amortization of the non-compete agreement related to the VTO Retail Acquisition.

NET INTEREST EXPENSE. Net interest expense increased to $7.5 million for the thirteen weeks ended March 31, 2001 from $6.9 million for the thirteen weeks ended April 1, 2000. This increase was due to the increase in prevailing interest rates which affected the Company's floating rate debt.

NET INCOME. Net income decreased to $1.4 million for the thirteen weeks ended March 31, 2001 from net income of $3.5 million for the thirteen weeks ended April 1, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash flows from operating activities have provided net cash of $13.7 million for the thirteen weeks ended March 31, 2001 as compared to $9.3 million for the thirteen weeks ended April 1, 2000. As of March 31, 2001, the Company had $2.3 million of cash available to meet the Company's obligations.

         Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for the stores and maintenance of existing facilities. Capital expenditures for the thirteen weeks ended March 31, 2001 were $1.0 million. Capital expenditures for 2001 are anticipated to be approximately $9.0 million. Of the 2001 capital expenditures, approximately $4.0 million are related to commitments to new stores and approximately $5.0 million are expected to be for systems and maintenance of existing facilities.

         On April 24, 1998, the Company entered into a credit agreement (the "New Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"). The proceeds of the New Credit Facility were used to pay long-term debt outstanding under the previous credit facility. At March 31, 2001, the Company had $39.0 million in term loans outstanding under the Term Loan Facility, $16.5 million outstanding under the Revolving Credit Facility, $68.3 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition, $149.6 million in notes payable outstanding evidenced by the Notes and $2.9 million in capital lease and equipment obligations. On December 27, 2000 the Company amended the New Credit Facility. As a result of the amendment to the New Credit Facility, interest on borrowings was increased by 100 basis points from the original interest rates under the amended New Credit Facility and various financial covenants and scheduled principal payments were revised. Borrowings made under the New Credit Facility (as amended) bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% to 3.25% or the Base Rate (as defined in the New Credit Facility) plus 1.25% to 2.25%. At December 30, 2000, the Company's New Credit Facility bore interest at LIBOR plus 3.25% and the Base Rate plus 2.25%. Under the amended New Credit Facility, the Term Loan Facility matures five years from the closing date of the New Credit Facility, the $45.0 million outstanding balance will amortize quarterly in aggregate annual principal amounts of approximately $15.0 million, $13.0 million, and $17.0 million, respectively, for fiscal years 2001 through 2003 and the Acquisition Facility will amortize quarterly in aggregate principal amounts of approximately $0.5 million, $0.7 million, and $67.0 million, respectively, for fiscal years 2001 through 2003.

     Future principal maturities for long-term debt and capital lease obligations as of March 31, 2001 are as follows:

     2001                                                                                 $       9,960
     2002                                                                                        14,058
     2003                                                                                       100,572
     2004                                                                                           148
     2005                                                                                           233
     Beyond 2005                                                                                151,349
                                                                                      ---------------------
     Total future principal payments on debt                                              $     276,320
                                                                                      =====================

         Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with currently available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve (12) months. However, the Company believes that its ability to repay the Notes and amounts outstanding under the Revolving Credit Facility and the Acquisition Facility at maturity may require additional financing. The ability of the Company to satisfy its financial covenants within its amended New Credit Facility, meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

INFLATION

         The impact of inflation on the Company's operations has not been significant to date. While the Company does not believe its business is highly sensitive to inflation, there can be no assurance that a high rate of inflation would not have an adverse impact on the Company's operations.

SEASONALITY AND QUARTERLY RESULTS

         The Company's sales fluctuate seasonally. Historically, the Company's highest sales and earnings occur in the first and third fiscal quarters; however, the opening of new stores may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended." All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Commission and under the heading "Government Regulation" in the Company's Annual Report on Form 10-K for 2000 as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT STATEMENTS ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS, (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION, (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES, (VI) DEMOGRAPHIC TRENDS, (VII) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS AND
(VIII) THE ABILITY OF THE COMPANY TO MAKE AND INTEGRATE ACQUISITIONS.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the first quarter of fiscal 2001. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that the management of the Company has deemed to be material to the business or financial condition of the Company that have arisen during the first quarter of fiscal 2001. For further discussion, refer to the Company's annual report on Form 10-K for the year ended December 30, 2000.

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

(b) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended March 31, 2001.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EYE CARE CENTERS OF AMERICA, INC.




May 14, 2001                               /s/ Alan E. Wiley
---------------------------------------    -------------------------------------
Dated                                      Alan E. Wiley
                                           Executive Vice President and
                                           Chief Financial Officer