Form 10-Q
period 2001-06-30
EYE CARE CENTERS OF AMERICA INC
filed 2001-08-13
CIK 759896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number  33 - 70572

EYE CARE CENTERS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

TEXAS	74-2337775
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

11103 WEST AVENUE
SAN ANTONIO, TEXAS 78213
(Address of principal executive offices, including zip code)

(210) 340-3531
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

             Yes ☒                                                       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at August 3, 2001

Common Stock, $.01 par value	7,410,133 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 30, 2000 and June 30, 2001 (Unaudited)

Condensed Consolidated Statements of Operations for the Thirteen Weeks and Twenty-Six Weeks Ended July 1, 2000 (Unaudited) and June 30, 2001 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 1, 2000 (Unaudited) and June 30, 2001 (Unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Part II - Other Information

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EYE CARE CENTERS OF AMERICA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	December 30, 2000	June 30, 2001

ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,971	$1,079
Accounts and notes receivable, net	13,479	13,669
Inventory	25,690	25,350
Prepaid expenses and other	3,796	3,596
Deferred income taxes	1,297	1,297

Total current assets	48,233	44,991

PROPERTY & EQUIPMENT, net	73,987	66,502
INTANGIBLE ASSETS, net	118,237	113,866
OTHER ASSETS	9,846	8,931

Total assets	$250,303	$234,290

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$20,860	$19,938
Current maturities of long-term debt	13,070	13,634
Deferred revenue	6,658	7,096
Accrued payroll expense	4,527	4,763
Accrued interest	4,029	3,330
Other accrued expenses	8,270	7,292

Total current liabilities	57,414	56,053

DEFERRED INCOME TAXES	1,297	1,297
LONG-TERM DEBT, less current maturities	278,306	266,406
DEFERRED RENT	3,771	3,791
DEFERRED GAIN	2,233	2,130

Total liabilities	343,021	329,677

SHAREHOLDERS’ DEFICIT:
Common stock	74	74
Preferred stock	42,354	45,152
Additional paid-in capital.	49,963	46,588
Accumulated deficit	(185,109)	(187,201)

Total shareholders’ deficit	(92,718)	(95,387)

	$250,303	$234,290

See Notes to Condensed Consolidated Financial Statements.

EYE CARE CENTERS OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 1, 2000	June 30, 2001	July 1, 2000	June 30, 2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$84,194	$80,641	$179,213	$173,292
Management fee	640	927	1,256	1,840

Total net revenues	84,834	81,568	180,469	175,312

OPERATING COSTS AND EXPENSES:
Cost of goods sold	26,905	25,763	57,217	54,227
Selling, general and administrative expenses	52,307	50,133	105,266	103,913
Amortization of intangibles	1,733	2,123	3,582	4,371

Total operating costs and expenses	80,945	78,019	166,065	162,511

INCOME FROM OPERATIONS	3,889	3,549	14,404	12,621

INTEREST EXPENSE, NET	6,800	6,830	13,704	14,359

INCOME TAX EXPENSE	831	209	966	354

NET LOSS	$(3,742)	$(3,490)	$(266)	$(2,092)

See Notes to Condensed Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Twenty-Six Weeks Ended July 1, 2000	Twenty-Six Weeks Ended June 30, 2001

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(266)	$(2,092)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,943	14,917
Loan cost amortization	788	913
Deferred liabilities and other	(569)	458
Loss on disposition of property and equipment	51	145
Increase/(decrease) in operating assets and liabilities	1,712	(2,637)

Net cash provided by operating activities	15,659	11,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(11,823)	(3,385)
Proceeds from sale of property and equipment	50	-
Payments received on notes receivable	23	3

Net cash used for investing activities	(11,750)	(3,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(4,457)	(20,927)
Proceeds from issuance of debt	-	9,566
Payments related to debt issuance	-	680
Distribution to affiliated OD	(260)	(533)
Redemption of common stock	(18)	-

Net cash used for financing activities	(4,735)	(11,214)

NET DECREASE IN CASH	(826)	(2,892)
CASH AND CASH EQUIVALENTS, beginning of period	2,955	3,971

CASH AND CASH EQUIVALENTS, end of period	$2,129	$1,079

See Notes to Condensed Consolidated Financial Statements.

EYE CARE CENTERS OF AMERICA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

             The condensed consolidated financial statements include the accounts of Eye Care Centers of America, Inc., its wholly owned subsidiaries and certain private optometrists for whom the Company performs management services  (the “ODs”).  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation.  Unless the context otherwise requires, the term “Company” shall refer to Eye Care Centers of America, Inc. and its subsidiaries, collectively.

             The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.   In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the thirteen week and twenty-six week periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2001 (“fiscal 2001”).  For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 30, 2000 (“fiscal 2000”).

2.  Related Party Transactions

             The Company and Thomas H. Lee Company (“THL Co.”) entered into a management agreement as of April 24, 1998 (as amended, the “Management Agreement”). The Management Agreement was amended as of December 31, 2000 to reduce the management fees to $250,000 per year plus expenses for management and other consulting services provided to the Company.  After a term of ten years from April 24, 1998, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the twenty-six week periods ended July 1, 2000 and June 30, 2001, the Company incurred $250,000 and $125,000, respectively, related to the agreement.

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

4.  Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	Twenty-Six Weeks Ended July 1, 2000	Twenty-Six Weeks Ended June 30, 2001

	(Unaudited)	(Unaudited)

Cash paid for interest	$12,097	$13,957
Dividends accrued on preferred stock	$2,462	$2,798
Obligations incurred for capital lease	$665	$-

5.  New Accounting Pronouncements

             The Company adopted Statement of Financial Standards No. 133 (FAS 133), “Accounting for Derivative Instruments and Hedging Activities,” and its amendments, Statements 137 and 138, on December 31, 2000.  FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value.  The Company’s swap agreements matured on May 1, 2001 therefore the Company does not currently hold any derivative instruments.

             In July 2001, the Financial Standards Board (“FASB”) issued SFAS No.’s 141 and 142, “Business Combinations” and “Goodwill and Other Intangibles”.  FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test.  Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so.  The Company will adopt both statements on December 29, 2001 and are currently evaluating the impact of these statements.  The Company has not yet quantified the impact of these statements on the operations of its equity investments; however, other existing and embedded goodwill amortization expense was approximately $1.2 million in the second quarter and $2.6 million for the first six months of 2001.  During 2002, the Company will perform the first of the required impairment test of goodwill as of January 1, 2002, and has not yet determined what the effect of these tests will be on earnings and its financial position.  Any impairment resulting from the initial application of the statements will be recorded as a cumulative effect of accounting change as of  January 1, 2002.

6.  Option Cancellation Agreement

             On June 15, 2001, the Company entered into Option Cancellation Agreements (the “Cancellation Agreements”) with certain employees and directors (the “Optionees”) to cancel all outstanding options which were granted under the Company’s 1998 Stock Option Plan (the “Plan”) due to changes in the fair market value of the Company’s common stock.  The Company provided all of the Optionees with an option cancellation notice detailing the Company’s offer for the Optionees to cancel and terminate their respective options in exchange for the commitment of the Company to grant new options under the Plan (the “New Options”), such new grant to be made no earlier than six months and a day after the effective date of the cancellation of the options and at an exercise equal to the fair market value of the common stock as of the effective date of the grant of the New Options.  The Cancellation Agreements provide that, in January 2002 (the “Grant Date”) the Company will grant to each of the Optionees a New Option to purchase the number of shares of common stock subject to the options being terminated and cancelled, such New Option to have an exercise price equal to the fair market value of the common stock as of the Grant Date, as will then be determined by the Board of Directors in its sole discretion.  The vesting period for the New Options granted to employees will be 40% on the Grant Date, and an additional 20% will vest on each of the first, second and third anniversary of the Grant Date.  The vesting period for the New Options granted to outside directors will be 50% vested on the Grant Date, and an additional 25% will vest on each of the first and second anniversary of the Grant Date. The grant of the New Options is also subject to certain employment and “active” status restrictions listed in the Cancellation Agreements.

7.  Condensed Consolidating Information

             The $100.0 million in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $50.0 million in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the “Notes”) were issued by the Company and are guaranteed by its subsidiaries (the “Guarantor Subsidiaries”) but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly-owned by the Company and the guarantees are full, unconditional, joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) Eye Care Centers of America, Inc. as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) the ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.

Consolidating Balance Sheet
December 30, 2000

ASSETS	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Current assets:
Cash and cash equivalents	$2,215	$1,187	$569	$-	$3,971
Accounts and notes receivable	126,619	32,119	4,403	(149,662)	13,479
Inventory	14,782	9,242	1,666	-	25,690
Prepaid expenses and other	2,284	1,466	46	-	3,796
Deferred income taxes	1,297	-	-	-	1,297

Total current assets	147,197	44,014	6,684	(149,662)	48,233

Property and equipment	44,215	29,772	-	-	73,987
Intangibles	17,749	100,397	91	-	118,237
Other assets	8,921	925	-	-	9,846
Investment in subsidiaries	(16,124)	-	-	16,124	-

Total Assets	$201,958	$175,108	$6,775	$(133,538)	$250,303

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$16,114	$145,517	$8,891	$(149,662)	$20,860
Current portion of long-term debt	12,511	559	-	-	13,070
Deferred revenue	3,976	2,676	6	-	6,658
Accrued payroll expense	1,754	2,769	4	-	4,527
Accrued interest	3,542	487	-	-	4,029
Other accrued expenses	5,906	2,159	205	-	8,270

Total current liabilities	43,803	154,167	9,106	(149,662)	57,414

Deferred income taxes	1,297	-	-	-	1,297
Long-term debt, less current maturities	245,749	32,457	100	-	278,306
Deferred rent	2,533	1,238	-	-	3,771
Deferred gain	1,690	543	-	-	2,233

Total liabilities	295,072	188,405	9,206	(149,662)	343,021

Shareholders’ deficit:
Common stock	74	-	-	-	74
Preferred stock	42,354	-	-	-	42,354
Additional paid-in capital	49,567	1,092	(696)	-	49,963
Accumulated deficit	(185,109)	(14,389)	(1,735)	16,124	(185,109)

Total shareholders’ deficit	(93,114)	(13,297)	(2,431)	16,124	(92,718)

	$201,958	$175,108	$6,775	$(133,538)	$250,303

Consolidating Statements of Operations
For the Twenty-Six Weeks Ended July 1, 2000

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Net Revenues:
Optical sales	$90,137	$61,439	$27,637	$-	$179,213
Management fee	-	10,834	-	(9,578)	1,256
Investment earnings in subsidiaries	7,240	-	-	(7,240)	-

Total net revenues	97,377	72,273	27,637	(16,818)	180,469
Operating costs and expenses:
Cost of goods sold	27,979	23,408	5,830	-	57,217
Selling, general and administrative expenses	56,282	37,401	21,161	(9,578)	105,266
Amortization of intangibles	528	3,052	2	-	3,582

Total operating costs and expenses	84,789	63,861	26,993	(9,578)	166,065

Income (loss) from operations	12,588	8,412	644	(7,240)	14,404
Interest expense, net	12,933	767	4	-	13,704
Income tax expense	(79)	1,045	-	-	966

Net income (loss)	$(266)	$6,600	$640	$(7,240)	$(266)

Consolidating Statements of Operations
For the Thirteen Weeks Ended July 1, 2000

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Net Revenues:
Optical sales	$42,434	$29,433	$12,327	$-	$84,194
Management fee	-	4,812	-	(4,172)	640
Investment earnings in subsidiaries	1,660	-	-	(1,660)	-

Total net revenues	44,094	34,245	12,327	(5,832)	84,834
Operating costs and expenses:
Cost of goods sold	12,978	11,281	2,646	-	26,905
Selling, general and administrative expenses	27,997	18,717	9,765	(4,172)	52,307
Amortization of intangibles	214	1,518	1	-	1,733

Total operating costs and expenses	41,189	31,516	12,412	(4,172)	80,945

Income (loss) from operations	2,905	2,729	(85)	(1,660)	3,889
Interest expense, net	6,822	(24)	2	-	6,800
Income tax expense	(175)	1,006	-	-	831

Net income (loss)	$(3,742)	$1,747	$(87)	$(1,660)	$(3,742)

Consolidating Statements of Cash Flows
For the Twenty-Six Weeks Ended July 1, 2000

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Cash flows from operating activities:
Net income (loss)	$(266)	$6,600	$640	$(7,240)	$(266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,994	6,947	2	-	13,943
Loan cost amortization	646	142	-	-	788
Deferred liabilities and other	345	(918)	4	-	(569)
Loss on disposition of property and equipment	64	(13)	-	-	51

Increase/(decrease) in operating assets and liabilities	11,210	(9,152)	(346)	-	1,712

Net cash provided by operating activities	18,993	3,606	300	(7,240)	15,659

Cash flows from investing activities:
Acquisition of property and equipment	(7,947)	(3,876)	-	-	(11,823)
Proceeds from sale of property and equipment	29	21	-	-	50
Payment received on notes receivable	-	23	-	-	23
Investment in Subsidiaries	(7,240)	-	-	7,240	-

Net cash used in investing activities	(15,158)	(3,832)	-	7,240	(11,750)

Cash flows from financing activities:
Payments on debt and capital leases	(4,000)	(457)	-	-	(4,457)
Distribution to affiliated OD	-	-	(260)	-	(260)
Redemption of common stock	(18)	-	-	-	(18)

Net cash used in financing activities	(4,018)	(457)	(260)	-	(4,735)

Net increase (decrease) in cash and cash equivalents	(183)	(683)	40	-	(826)

Cash and cash equivalents at beginning of period	862	1,656	437	-	2,955

Cash and cash equivalents at end of period	$679	$973	$477	$-	$2,129

Consolidating Balance Sheet
June 30, 2001

ASSETS	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Current assets:
Cash and cash equivalents	$(13)	$692	$400	$-	$1,079
Accounts and notes receivable	110,150	33,464	5,093	(135,038)	13,669
Inventory	15,051	8,382	1,917	-	25,350
Prepaid expenses and other	1,946	1,590	60	-	3,596
Deferred income taxes	1,297	-	-	-	1,297

Total current assets	128,431	44,128	7,470	(135,038)	44,941

Property and equipment	39,722	26,780	-	-	66,502
Intangibles	17,221	96,566	89	-	113,866
Other assets	8,092	839	-	-	8,931
Investment in subsidiaries	(8,424)	-	-	8,424	-

Total assets	$185,042	$168,303	$7,559	$(126,614)	$234,290

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	16,645	127,542	10,789	(135,038)	19,938
Deferred revenue	13,010	624	-	-	13,634
Current maturities of long-term debt	3,976	3,140	(20)	-	7,096
Accrued payroll expense	1,833	2,876	4	-	4,763
Accrued interest	2,832	498	-	-	3,330
Other accrued expenses	2,404	4,676	212	-	7,292

Total current liabilities	40,750	139,356	10,985	(135,038)	56,053
Deferred income taxes	1,297	-	-	-	1,297
Long-term debt, less current maturities	234,104	32,202	100	-	266,406
Deferred rent	2,517	1,274	-	-	3,791
Deferred gain	1,624	506	-	-	2,130

Total liabilities	280,292	173,338	11,085	(035,038)	329,677

Shareholders’ equity/(deficit):
Common stock	74	-	-	-	74
Preferred stock	45,152	-	-	-	45,152
Additional paid-in capital	46,725	1,092	(1,229)	-	46,588
Accumulated deficit	(185,109)	(14,391)	(1,685)	16,076	(187,201)

Total shareholders’ deficit	(95,250)	(5,035)	(3,526)	8,424	(95,387)

	$185,042	$168,303	$7,559	$(126,614)	$234,290

Consolidating Statements of Operations
For the Twenty-Six Weeks Ended June 30, 2001

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Net Revenues:
Optical sales	$86,060	$57,096	$30,136	$-	$173,292
Management fee	528	11,528	-	(10,216)	1,840
Investment earnings in subsidiaries	7,652	-	-	(7,652)	-

Total net revenues	94,240	68,624	30,136	(17,868)	175,132
Operating costs and expenses:
Cost of goods sold	28,303	19,884	6,040	-	54,227
Selling, general and administrative expenses	54,791	34,636	24,702	(10,216)	103,913
Amortization of intangibles	528	3,841	2	-	4,371

Total operating costs and expenses	83,622	58,361	30,744	(10,216)	162,511

Income (loss) from operations	10,618	10,263	(608)	(7,652)	12,621
Interest expense, net	12,602	1,753	4	-	14,359
Income tax expense	108	246	-	-	354

Net income (loss)	$(2,092)	$8,264	$(612)	$(7,652)	$(2,092)

Consolidating Statements of Operations
For the Thirteen Weeks Ended June 30, 2001

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Net Revenues:
Optical sales	$40,316	$26,593	$13,732	$-	$80,641
Management fee	258	5,300	-	(4,631)	927
Investment earnings in subsidiaries	2,436	-	-	(2,436)	-

Total net revenues	43,010	31,893	13,732	(7,067)	81,568
Operating costs and expenses:
Cost of goods sold	13,577	9,296	2,890	-	25,763
Selling, general and administrative expenses	26,627	16,462	11,675	(4,631)	50,133
Amortization of intangibles	264	955	1	-	2,123

Total operating costs and expenses	40,468	27,616	14,566	(4,631)	78,019

Income (loss) from operations	2,542	4,277	(834)	(2,436)	3,549
Interest expense, net	5,945	883	2	-	6,830
Income tax expense	87	122	-	-	209

Net income (loss)	$(3,490)	$3,272	$(836)	$(2,436)	$(3,490)

Consolidating Statements of Cash Flows
For the Twenty-Six Weeks Ended June 30, 2001

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Cash flows from operating activities:
Net income (loss)	$(2,092)	$8,264	$(612)	$(7,652)	$(2,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,047	7,868	2	-	14,917
Loan cost amortization	(41)	954	-	-	913
Deferred liabilities and other	(16)	500	(26)	-	458
Loss on disposition of property and equipment	67	78	-	-	145
Increase/(decrease) in operating assets and liabilities	13,845	(17,482)	1,000	-	(2,637)

Net cash provided by (used in) operating activities	18,810	182	364	(7,652)	11,704

Cash flows from investing activities:
Acquisition of property and equipment	(2,215)	(1,170)	-	-	(3,385)
Proceeds from sale of property and equipment	-	-	-	-	-
Payment received on notes receivable	-	3	-	-	3
Investment in Subsidiaries	(7,652)	-	-	7,652	-

Net cash used in investing activities	(9,867)	(1,167)	-	7,652	(3,382)

Cash flows from financing activities:
Payments on debt and capital leases	(20,671)	(256)	-	-	(20,927)
Proceeds from issuance of debt	9,500	66	-	-	9,566
Payments related to debt issuance	-	680	-	-	680
Distribution to affiliated OD	-	-	(533)	-	(533)

Net cash provided by (used in) financing activities	(11,171)	490	(533)	-	(11,214)

Net decrease in cash and cash equivalents	(2,228)	(495)	(169)	-	(2,892)

Cash and cash equivalents at beginning of period	2,215	1,187	569	-	3,971

Cash and cash equivalents at end of period	$(13)	$692	$400	$-	$1,079

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

             The Company is the third largest retail optical chain in the United States as measured by net revenues, operating 360 stores, of which 287 are optical superstores. The Company operates predominately under the trade name “EyeMasters,” and in certain geographical regions under the trade names “Binyon’s,” “Visionworks,” “Hour Eyes,” “Dr. Bizer’s VisionWorld,” “Dr. Bizer’s ValuVision,” “Doctor’s VisionWorld,” “Doctor’s ValuVision,” “Stein Optical,” “Vision World”, “Doctor’s VisionWorks” and “Eye DRx.”  The Company operates in the $5.0 billion retail optical chain sector of the $16.0 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population, (ii) the increasing role of managed vision care, (iii) the consolidation of the industry and (iv) new product innovations.

          Effective July 2, 2001, the Company announced that Bernard W. Andrews retired as Chief Executive Officer of the Company.  David E. McComas, previously President and Chief Operating Officer, succeeded Mr. Andrews as Chief Executive Officer and became a director, on July 2, 2001.  Mr. Andrews will continue to serve as Chairman of the Board of Directors.

             The industry is highly fragmented and has undergone significant consolidation. Since September 1996, the Company has acquired and integrated four acquisitions.

•	In September 1996, the Company acquired Visionworks Holdings, Inc. and its subsidiaries, a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.C.

•	In September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries with ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C., a Virginia professional corporation formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C. (the “PC”), and simultaneously entered into long-term management agreements with the PC to manage the PC’s twelve stores in Virginia.

•	In September 1998, the Company acquired (the “Bizer Acquisition”) certain of the assets of Dr. Bizer’s VisionWorld, PLLC and related entities, a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such optometrist’s nineteen stores.

•	In August 1999, the Company acquired from Vision Twenty-One, Inc. (“Vision Twenty-One”) substantially all of the assets used to operate an aggregate of 76 retail eyewear outlets (the “VTO Retail Acquisition”) located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the trade name “Vision World,” in Wisconsin operating under the trade name “Stein Optical,” and in New Jersey operating under the trade name “Eye DRx.” Simultaneously, the Company assumed the rights and obligations under a management agreement with a private optometrist to manage the nineteen Eye DRx stores.

             Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed vision care contracts aggressively in order to help the Company’s retail business grow and over the years has devoted significant management resources to the development of its managed care business. While the average ticket price on products purchased under managed care reimbursement plans is typically lower, managed care transactions generally earn comparable operating profit margins, as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed vision care contracts compensates for the lower average ticket price. During the twenty-six weeks ended June 30, 2001, approximately 37.7% of the Company’s total revenues were derived from managed vision care programs, compared to 29.3% for the twenty-six weeks ended July 1, 2000. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local markets shares, broad geographic coverage and sophisticated information management and billing systems.

Results of Operations

The following table sets forth for the periods indicated certain statement of income data as a percentage of net revenues.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended

	July 1, 2000		June 30, 2001		July 1, 2000		June 30, 2001

Statement of Income Data:
NET REVENUES:
Optical sales	99.2%		99.0%		99.3%		99.0%
Management fee	0.8		1.0		0.7		1.0

Total net revenues	100.0		100.0		100.0		100.0

OPERATING COSTS AND EXPENSES:
Cost of goods sold	32.0	*	31.9	*	31.9	*	31.3	*
Selling, general and administrative expenses	62.1	*	62.2	*	58.7	*	60.0	*
Amortization of intangibles	2.1		2.6		2.0		2.5

Total operating costs and expenses	96.1		95.6		92.7		92.8

INCOME FROM OPERATIONS	4.6		4.4		8.0		7.2

INTEREST EXPENSE, NET	8.1		8.4		7.6		8.2

INCOME TAX EXPENSE	1.0		0.3		0.5		0.2

NET LOSS	(4.4)%		(4.3)%		(0.1)%		(1.2)%

*  Percentages based on optical sales only

The Thirteen Weeks Ended June 30, 2001 Compared to the Thirteen Weeks Ended July 1, 2000.

Net Revenues.  The decreasein net revenues to $81.6 million for the thirteen weeks ended June 30, 2001 from $84.8 million for the thirteen weeks ended July 1, 2000 was largely the result of a decrease in comparable store sales of 4.6%.  The average ticket price for the thirteen weeks ended June 30, 2001 was relatively equal to the average ticket price for the thirteen weeks ended July 1, 2000 and the number of comparable transactions decreased compared to the second quarter of 2000.  In addition, managed vision care sales increased substantially for the thirteen weeks ended June 30, 2001 as compared to the thirteen weeks ended July 1, 2000.  The Company opened two stores and closed three stores during the second quarter of 2001.

Gross Profit.  Gross profit decreased to $54.9 million for the thirteen weeks ended June 30, 2001 from $57.3 million for the thirteen weeks ended July 1, 2000. Gross profit as a percentage of optical sales increased to 68.1% for the thirteen weeks ended June 30, 2001 as compared to 68.0% for the thirteen weeks ended July 1, 2000.  This percentage increase was largely due to a continuation of improved buying efficiencies.

Selling General & Administrative Expenses (SG&A).  SG&A decreased to $50.1 million for the thirteen weeks ended June 30, 2001 from $52.3 million for the thirteen weeks ended July 1, 2000. SG&A as a percentage of optical sales increased to 62.2% for the thirteen weeks ended June 30, 2001 from 62.1% for the thirteen weeks ended July 1, 2000. This percentage increase was primarily due to the addition of noncomparable doctor practices in three of the Company’s markets which has resulted in increased doctor payroll expenditures which were offset by a reduction in advertising and overhead expenditures.

Amortization Expense.  Amortization expense increased to $2.1 million for the thirteen weeks ended June 30, 2001 from $1.7 million for the thirteen weeks ended July 1, 2000.  This increase was due to the accelerated amortization of the non-compete agreement related to the VTO Retail Acquisition.

Net Interest Expense.  Net interest expense was $6.8 million for the thirteen weeks ended June 30, 2001 and the thirteen weeks ended July 1, 2000, respectively.

Net Loss.  Net loss decreased to $3.5 million for the thirteen weeks ended June 30, 2001 from a net loss of $3.7 million for the thirteen weeks ended July 1, 2000.

The Twenty-Six Weeks Ended June 30, 2001 Compared to the Twenty-Six Weeks Ended July 1, 2000.

Net Revenues.  The decreasein net revenues to $175.3 million for the twenty-six weeks ended June 30, 2001 from $180.5 million for the twenty-six weeks ended July 1, 2000 was largely the result of a decrease in comparable store sales of 4.0%.  The average ticket price for the twenty-six weeks ended June 30, 2001 was relatively equal to the average ticket price for the twenty-six weeks ended July 1, 2000 and the number of comparable transactions for the twenty-six weeks ended June 30, 2001 decreased compared to the twenty-six weeks ended July 1, 2000.  In addition, managed vision care sales increased substantially for the twenty-six weeks ended June 30, 2001 as compared to the twenty-six weeks ended July 1, 2000.  The Company opened five stores and closed six stores during the twenty-six weeks ended June 30, 2001.

Gross Profit.  Gross profit decreased to $119.1 million for the twenty-six weeks ended June 30, 2001 from $122.0 million for the twenty-six weeks ended July 1, 2000.  Gross profit as a percentage of optical sales increased to 68.7% for the twenty-six weeks ended June 30, 2001 as compared to 68.1% for the twenty-six weeks ended July 1, 2000.  This percentage increase was due primarily to a continuation of the improved buying efficiencies.

Selling General & Administrative Expenses (SG&A).  SG&A decreased to $103.9 million for the twenty-six weeks ended June 30, 2001 from $105.3 million for the twenty-six weeks ended July 1, 2000.   SG&A as a percentage of optical sales increased to 60.0 % for the twenty-six weeks ended June 30, 2001 from 58.7 % for the twenty-six weeks ended July 1, 2000.   This percentage increase was due primarily to increased occupancy and doctor payroll expenditures.  The addition of noncomparable doctor practices in three of the Company’s markets has resulted in increased doctor payroll expenditures.

Amortization Expense.  Amortization expense increased to $4.4 million for the twenty-six weeks ended June 30, 2001 from $3.6 million for the twenty-six weeks ended July 1, 2000. This increase was due to the accelerated amortization of the non-compete agreement related to the VTO Retail Acquisition.

Net Interest Expense.  Net interest expense increased to $14.4 million for the twenty-six weeks ended June 30, 2001 from $13.7 million for the twenty-six weeks ended July 1, 2000. This increase was primarily due to an increase in prevailing interest rates during the first quarter of fiscal 2001 which affected the Company’s floating rate debt.

Net Loss.  Net loss increased to $2.1 million for the twenty-six weeks ended June 30, 2001 from a net loss of $0.3 million for the twenty-six weeks ended July 1, 2000.

Liquidity and Capital Resources

             Cash flows from operating activities have provided net cash of $11.7 million for the twenty-six weeks ended June 30, 2001 as compared to $15.7 million for the twenty-six weeks ended July 1, 2000.  As of June 30, 2001, the Company had $1.1 million of cash available to meet the Company’s obligations.

             Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for stores and maintenance of existing facilities.  Capital expenditures for the twenty-six weeks ended June 30, 2001 were $3.4 million.  The aggregate capital expenditures for 2001 are anticipated to be approximately  $9.0 million, of which approximately $4.0 million are related to commitments to new stores and approximately $5.0 million are expected to be for systems and improvements to existing facilities.

             On April 24, 1998, the Company entered into a credit agreement (the “New Credit Facility”) which consists of (i) the $55.0 million term loan facility (the “Term Loan Facility”); (ii) the $35.0 million revolving credit facility (the “Revolving Credit Facility”); and (iii) the $100.0 million acquisition facility (the “Acquisition Facility”). The proceeds of the New Credit Facility were used to pay long-term debt outstanding under the previous credit facility. At June 30, 2001, the Company had $36.0 million in term loans outstanding under the Term Loan Facility, $23.5 million outstanding under the Revolving Credit Facility, $67.9 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition, $149.7 million in notes payable outstanding evidenced by the Notes and $2.9 million in capital lease and equipment obligations. On December 27, 2000 the Company amended the New Credit Facility.  As a result of the amendment to the New Credit Facility, interest on borrowings was increased by 100 basis points from the original interest rates under the New Credit Facility and various financial covenants and scheduled principal payments were revised.  Borrowings made under the New Credit Facility (as amended) bear interest at a rate equal to, at the Company’s option, LIBOR plus 2.25% to 3.25% or the Base Rate (as defined in the New Credit Facility) plus 1.25% to 2.25%.  At June 30, 2001, the Company’s New Credit Facility bore interest at LIBOR plus 3.25% and the Base Rate plus 2.25%. Under the amended New Credit Facility, the Term Loan Facility matures five years from the closing date of the New Credit Facility, the $45.0 million outstanding balance will amortize quarterly in aggregate annual principal amounts of approximately $15.0 million, $13.0 million, and $17.0 million, respectively, for fiscal years 2001 through 2003 and the Acquisition Facility will amortize quarterly in aggregate principal amounts of approximately $0.5 million, $0.7 million, and $67.0 million, respectively, for fiscal years 2001 through 2003.

             Future principal maturities for long-term debt and capital lease obligations as of June 30, 2001 are as follows:

2001	$6,737
2002	14,058
2003	107,491
2004	148
2005	232
Beyond 2005	151,374

Total future principal payments on debt	$280,040

             Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with currently available borrowings under the Revolving Credit Facility, will be adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve (12) months.    The ability of the Company to satisfy its financial covenants within its amended New Credit Facility, meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company’s control.  In the event the Company does not achieve its financial covenants within the amended New Credit Facility, renegotiations with the Company’s banks may occur.  The Company believes that its ability to repay the Notes and amounts outstanding under the Revolving Credit Facility and the Acquisition Facility at maturity may require additional financing.  A portion of the Company’s debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

Inflation

             The impact of inflation on the Company’s operations has not been significant to date.  While the Company does not believe its business is highly sensitive to inflation, there can be no assurance that a high rate of inflation would not have an adverse impact on the Company’s operations.

Seasonality and Quarterly Results

             The Company’s sales fluctuate seasonally. Historically, the Company’s highest sales and earnings occur in the first and third fiscal quarters; however, the opening of new stores may affect seasonal fluctuations.  Hence, quarterly results are not necessarily indicative of results for the entire year.

Forward-Looking Statements

             Certain statements contained herein constitute “forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.” All statements other than statements of historical facts included in this report regarding the Company’s financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements.  Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under “Risk Factors” in the Company’s Registration Statement on Form S-4 filed with the Commission and under the heading “Government Regulation” in the Company’s Annual Report on Form 10-K for 2000 as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT STATEMENTS ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY’S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY’S PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY’S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS, (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION, (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES, (VI) DEMOGRAPHIC TRENDS, (VII) THE COMPANY’S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS AND (VIII) THE ABILITY OF THE COMPANY TO SATISFY ITS FINANCIAL COVENANTS UNDER ITS CREDIT FACILITY AND/OR RENEGOTIATE THE TERMS OF ITS NEW CREDIT FACILITY WITH THE LENDERS.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Company is exposed to various market risks.  Market risk is the potential loss arising from adverse changes in market prices and rates.  The Company does not enter into derivative or other financial instruments for trading or speculative purposes.  There have been no material changes in the Company’s market risk during the second quarter of fiscal 2001.  For further discussion, refer to the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 30, 2000.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

             The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that the management of the Company has deemed to be material to the business or financial condition of the Company that have arisen during the second quarter of fiscal 2001.  For further discussion, refer to the Company’s annual report on Form 10-K for the year ended December 30, 2000.

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report.

2.1	Stock Purchase Agreement dated August 15, 1996 by and between Eye Care Centers of America, Inc., Visionworks Holdings, Inc. and the sellers listed therein. (a)

2.2	Stock Purchase Agreement, dated September 30 1997, by and among Eye Care Centers of America, Inc., a Texas corporation, Robert A. Samit, O. D. and Michael Davidson, O. D. (a)

2.3	Recapitalization Agreement dated as of March 6, 1998 among ECCA Merger Corp., Eye Care Centers of America, Inc. and the sellers listed therein. (a)

2.4	Amendment No. 1 to the Recapitalization Agreement dated as of April 23, 1998 among ECCA Merger Corp., Eye Care Centers of America, Inc, and the sellers listed therein. (a)

2.5	Amendment No. 2 to the Recapitalization Agreement dated as of April 24, 1998 among ECCA Merger Corp., Eye Care Centers of America, Inc. and the sellers listed therein. (a)

2.6	Articles of Merger of ECCA Merger Corp. with and into Eye Care Centers of America, Inc. dated April 24, 1998. (a)

2.7	Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc., Mark E. Lynn, Dr. Mark Lynn & Associates, PLLC; Dr. Bizer’s Vision World, PLLC and its affiliates. (a)

2.8	Letter Agreement, dated October 1, 1998, amending and modifying that certain Master Asset Purchase Agreement, dated as of August 22, 1998, by and among Eye Care Centers of America, Inc.; Mark E. Lynn; Dr. Mark Lynn & Associates, PLLC; Dr. Bizer’s VisionWorld, PLLC and its affiliates. (a)

2.9	Asset Purchase Agreement, date July 7,1999, by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Ltd., Corp. † (c)

2.10	Letter Agreement, dated August 31,1999, amending and modifying that certain Asset Purchase Agreement, date July 7,199 by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical Laboratory, Inc., Corp. (d)

2.11	Agreement Regarding Strategic Alliance. (d)

3.1	Restated Articles of Incorporation of Eye Care Centers of America, Inc. (a)

3.2	Statement of Resolution of the Board of Directors of Eye Care Centers of America, Inc. designating a series of Preferred Stock. (a)

3.3	Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)

4.1	Indenture dated as of April 24, 1998 among Eye Care Centers of America, Inc., the Guarantors named therein and United States Trust Company of New York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008 and Floating Interest Rate Subordinated Term Securities. (a)

4.2	Form of Fixed Rate Exchange Note (included in Exhibit 4.1 Hereto). (a)

4.3	Form of Floating Rate Exchange Note (included in Exhibit 4.1 Hereto).(a)

4.4	Form of Guarantee (included in Exhibit 4.1 hereto). (a)

4.5	Registration Rights Agreement dated April 24, 1998 between Eye Care Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (a)

10.1	Form of Stock Option Cancellation Agreement dated June 15, 2001 by and between Eye Care Centers of America, Inc, and the employees granted options under the Company’s 1998 Stock Option Plan. (e)

10.2	Form of Stock Option Cancellation Agreement dated June 15, 2001 by and between Eye Care Centers of America, Inc, and the board of directors granted options under the Company’s 1998 Stock Option Plan. (e)

10.3	Employment Agreement dated July 2, 2001 by and between Eye Care Centers of America, Inc. and David E. McComas. (e)

10.4	Employment Agreement dated July 2, 2001 by and between Eye Care Centers of America, Inc. and Alan E. Wiley. (e)

†	Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.
(a)	Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 – 56551).
(b)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended January 2, 1999.
(c)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.
(d)	Previously provided with, and incorporated by reference from, the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2,1999.
(e)	Filed herewith.

(b)	The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE CARE CENTERS OF AMERICA, INC.

August 10, 2001	/s/ Alan E. Wiley

Dated	Alan E. Wiley
Executive Vice President and Chief Financial Officer