Form 10-Q
period 2001-09-29
EYE CARE CENTERS OF AMERICA INC
filed 2001-11-13
CIK 759896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark  One)

[X]     Quarterly  report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934
     FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  29,  2001.

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

                                 (210) 340-3531
              (Registrant's telephone number, including area code)
================================================================================

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                          Yes   X                         No
                              -----                           -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       Class                                   Outstanding at October 31, 2001
       -----                                   -------------------------------
   Common  Stock,  $.01  par  value                          7,410,133  shares

                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX


                                                                          PAGE
                                                                        NUMBER
                                                                        ------

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

Condensed  Consolidated  Balance  Sheets  at  December  30,  2000
and  September  29,  2001  (Unaudited)                                       2

Condensed  Consolidated  Statements  of  Operations  for  the
Thirteen  Weeks  and  Thirty-Nine  Weeks  Ended  September  30,  2000
 (Unaudited)  and  September  29,  2001  (Unaudited)                         3

Condensed  Consolidated  Statements  of  Cash  Flows  for  the
Thirty-Nine  Weeks  Ended  September  30,  2000  (Unaudited)
and  September  29,  2001  (Unaudited)                                       4

Notes  to  Condensed  Consolidated  Financial  Statements                 5-11

Item  2.  Management's  Discussion  and  Analysis  of  Financial  Condition
and  Results  of  Operations                                             12-18

Item  3.  Quantitative  and  Qualitative  Disclosures About Market Risk.    18

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                                18

Item  6.  Exhibits  and  Reports  on  Form  8-K                          19-20

                         PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                       EYE CARE CENTERS OF AMERICA, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)

                                           DECEMBER 30,    SEPTEMBER 29,
                                              2000            2001
                                          -------------   --------------
                                                           (Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents . . . . . . .  $       3,971   $        1,434
Accounts and notes receivable, net. . .         13,479           10,562
Inventory . . . . . . . . . . . . . . .         25,690           24,920
Prepaid expenses and other. . . . . . .          3,796            2,649
Deferred income taxes.. . . . . . . . .          1,297            1,297
                                          -------------   --------------
Total current assets. . . . . . . . . .         48,233           40,862

PROPERTY & EQUIPMENT, net.. . . . . . .         73,987           65,702
INTANGIBLE ASSETS, net. . . . . . . . .        118,237          111,600
OTHER ASSETS. . . . . . . . . . . . . .          9,846            8,492
                                          -------------   --------------
Total assets. . . . . . . . . . . . . .  $     250,303   $      226,656
                                          =============   ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable. . . . . . . . . . . .  $      20,860   $       18,596
Current maturities of long-term debt. .         13,070           13,976
Deferred revenue. . . . . . . . . . . .          6,658            7,106
Accrued payroll expense . . . . . . . .          4,527            4,724
Accrued interest. . . . . . . . . . . .          4,029            6,801
Other accrued expenses. . . . . . . . .          8,270            8,637
                                          -------------   --------------
Total current liabilities . . . . . . .         57,414           59,840
                                          -------------   --------------
DEFERRED INCOME TAXES . . . . . . . . .          1,297            1,297
LONG-TERM DEBT, less current maturities        278,306          256,285
DEFERRED RENT . . . . . . . . . . . . .          3,771            3,796
DEFERRED GAIN . . . . . . . . . . . . .          2,233            2,111
                                          -------------   --------------
Total liabilities . . . . . . . . . . .        343,021          323,329

SHAREHOLDERS' DEFICIT:
Common stock. . . . . . . . . . . . . .             74               74
Preferred stock . . . . . . . . . . . .         42,354           46,619
Additional paid-in capital .. . . . . .         49,963           45,081
Accumulated deficit . . . . . . . . . .       (185,109)        (188,447)
                                          -------------   --------------
Total shareholders' deficit . . . . . .        (92,718)         (96,673)
                                          -------------   --------------
                                         $     250,303   $      226,656
                                          =============   ==============

            See Notes to Condensed Consolidated Financial Statements.

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (dollars in thousands)
                                            THIRTEEN WEEKS                  THIRTY-NINE WEEKS
                                                 ENDED                            ENDED
                                          ------------------                ------------------
                                  SEPTEMBER 30,    SEPTEMBER 29,    SEPTEMBER 30,    SEPTEMBER 29,
                                     2000             2001              2000              2001
                                 --------------  ---------------   ---------------  --------------
                                  (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

NET REVENUES:
Optical sales. . . . . . . . .  $       86,627   $       85,355   $      265,840   $      258,647
Management fee . . . . . . . .             810              790            2,066            2,630
                                 --------------  ---------------   ---------------  --------------
Total net revenues . . . . . .          87,437           86,145          267,906          261,277

OPERATING COSTS AND EXPENSES:
Cost of goods sold . . . . . .          27,408           26,689           84,625           80,916
Selling, general
and administrative expenses. .          52,540           51,160          157,806          155,073
Store Closure. . . . . . . . .           3,580                -            3,580                -
Amortization of intangibles. .           3,070            2,179            6,651            6,550
                                 --------------  ---------------   ---------------  --------------
Total operating costs
and expenses . . . . . . . . .          86,598           80,028          252,662          242,539
                                 --------------  ---------------   ---------------  --------------

INCOME FROM OPERATIONS . . . .             839            6,117           15,244           18,738

INTEREST EXPENSE, NET. . . . .           7,505            7,058           21,210           21,417

INCOME TAX EXPENSE . . . . . .             133              305            1,099              659
                                 --------------  ---------------   ---------------  --------------
NET LOSS . . . . . . . . . . .  $       (6,799)  $       (1,246)  $       (7,065)  $       (3,338)
                                 ==============  ===============   ===============  ==============

            See Notes to Condensed Consolidated Financial Statements

                        EYE CARE CENTERS OF AMERICA, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                              (dollars in thousands)

                                                      THIRTY-NINE       THIRTY-NINE
                                                      WEEKS ENDED       WEEKS ENDED
                                                      SEPTEMBER 30,     SEPTEMBER 29,
                                                          2000             2001
                                                      (Unaudited)       (Unaudited)
                                                    ----------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . .  $       (7,065)  $       (3,338)
Adjustments to reconcile net income to net
 cash  provided by operating activities:
Depreciation and amortization . . . . . . . . .          21,863           22,097
Other amortization. . . . . . . . . . . . . . .           1,210            1,369
Deferred liabilities and other. . . . . . . . .           1,227              473
Loss on disposition of property and equipment .              51              320
Increase in operating assets and liabilities. .           5,595            5,212
                                                       -----------      -----------
Net cash provided by operating activities                22,881           26,133
                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment . . . . .         (16,619)          (6,971)
Proceeds from sale of property and equipment. .              54                -
Net outflow for Vision Twenty-One
Retail Acquisition. . . . . . . . . . . . . . .             (87)               -
Payments received on notes receivable . . . . .              28                3
                                                       -----------      -----------
Net cash used for investing activities                  (16,624)          (6,968)
                                                       -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases . . . . . .          (5,979)         (21,219)
 Proceeds from issuance of long-term debt . . .               -               66
Redemption of common stock. . . . . . . . . . .            (234)             (16)
Equity distribution . . . . . . . . . . . . . .            (345)            (533)
                                                       -----------      -----------
Net cash used for financing activities. . . . .          (6,558)         (21,702)
                                                       -----------      -----------
NET DECREASE IN CASH. . . . . . . . . . . . . .            (301)          (2,537)
CASH AND CASH EQUIVALENTS, beginning of period.           2,955            3,971
                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, end of period         $        2,654   $        1,434
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

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week and thirty-nine week periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2001 ("fiscal 2001"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 30, 2000 ("fiscal 2000").

2.  RELATED  PARTY  TRANSACTIONS

     The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"). The Management Agreement was amended as of December 31, 2000 to reduce the management fees to $250,000 per year plus expenses for management and other consulting services provided to the Company. After a term of ten years from April 24, 1998, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the thirty-nine week periods ended September 30, 2000 and September 29, 2001, the Company incurred $375,000 and $187,500, respectively, related to the Management Agreement.

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

4. SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION (DOLLARS IN THOUSANDS)

                                                   THIRTY-NINE     THIRTY-NINE
                                                   WEEKS ENDED     WEEKS ENDED
                                                   SEPTEMBER 30,   SEPTEMBER 29,
                                                       2000            2001
                                                 --------------   --------------
                                                   (Unaudited)     (Unaudited)
Cash paid for interest. . . . . . . . . . . . .  $        14,618  $       17,026
Dividends accrued on preferred stock. . . . . .  $         3,753  $        4,265
Adjustment of goodwill to noncompete agreement.  $         5,575  $            -
Non recurring store closure expenses incurred .  $         3,580  $            -
Adjustment of VTO Retail Acquisition
 property and equipment to fair market value. .  $           668  $            -
Obligations incurred for capital lease. . . . .  $           665  $            -


5.  NEW  ACCOUNTING  PRONOUNCEMENTS

     The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on December 31, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company's swap agreements matured on May 1, 2001 therefore the Company does not currently hold any derivative instruments.

     In July 2001, the Financial Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company will adopt both statements on December 30, 2001 and is currently evaluating the impact of these statements. The Company has not yet quantified the impact of these statements on the operations of its equity investments; however, other existing and embedded goodwill amortization expense was approximately $1.2 million in the third quarter and $3.9 million for the first nine months of 2001. During fiscal 2002, the Company will perform the first of the required impairment tests of goodwill as of December 30, 2001, and has not yet determined what the effect of these tests will be on earnings and its financial position. Any impairment resulting from the initial application of the statements will be recorded as a cumulative effect of accounting change as of December 30, 2001.

6.  OPTION  CANCELLATION  AGREEMENT

     On June 15, 2001, the Company entered into Option Cancellation Agreements (the "Cancellation Agreements") with certain employees and directors (the "Optionees") to cancel all outstanding options which were granted under the Company's 1998 Stock Option Plan (the "Plan") due to changes in the fair market value of the Company's common stock. The Company provided all of the Optionees with an option cancellation notice detailing the Company's offer for the Optionees to cancel and terminate their respective options in exchange for the commitment of the Company to grant new options under the Plan (the "New Options"), such new grant to be made no earlier than six months and a day after the effective date of the cancellation of the options and at an exercise price equal to the fair market value of the common stock as of the effective date of the grant of the New Options. The Cancellation Agreements provide that, in January 2002 (the "Grant Date"), the Company will grant to each of the Optionees a New Option to purchase the number of shares of common stock subject to the options being terminated and cancelled, such New Option to have an exercise price equal to the fair market value of the common stock as of the Grant Date, as will then be determined by the Board of Directors in its sole discretion. The vesting period for the New Options granted to employees will be 40% on the Grant Date, and an additional 20% will vest on each of the first, second and third anniversary of the Grant Date. The vesting period for the New Options granted to outside directors will be 50% vested on the Grant Date, and an additional 25% will vest on each of the first and second anniversary of the Grant Date. The grant of the New Options is also subject to certain employment and "active" status restrictions listed in the Cancellation Agreements.

7.  CONDENSED  CONSOLIDATING  INFORMATION

     The $100.0 million in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $50.0 million in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes") were issued by the Company and are guaranteed by its subsidiaries (the "Guarantor Subsidiaries") but are not guaranteed by any of the ODs. The Guarantor Subsidiaries are wholly-owned by the Company and the guarantees are full, unconditional, joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) Eye Care Centers of America, Inc., as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) the ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.

                                           CONSOLIDATING BALANCE SHEET
                                                 DECEMBER 30, 2000
                                                         Guarantor                            Consolidated
                                            Parent      Subsidiaries     ODs      Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
Cash and cash equivalents                $    2,215   $       1,187   $   569   $           -   $   3,971
Accounts and notes receivable               126,619          32,119     4,403        (149,662)     13,479
Inventory                                    14,782           9,242     1,666               -      25,690
Prepaid expenses and other                    2,284           1,466        46               -       3,796
Deferred income taxes                         1,297               -         -               -       1,297
                                         -----------  --------------  --------  --------------  ----------
Total current assets                        147,197          44,014     6,684        (149,662)     48,233

Property and equipment                       44,215          29,772         -               -      73,987
Intangibles                                  17,749         100,397        91               -     118,237
Other assets                                  8,921             925         -               -       9,846
Investment in subsidiaries                  (16,124)              -         -          16,124           -
                                         -----------  --------------  --------  --------------  ----------
Total Assets                             $  201,958   $     175,108   $ 6,775   $    (133,538)  $ 250,303
                                         ===========  ==============  ========  ==============  ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable                         $   16,114   $     145,517   $ 8,891   $    (149,662)  $  20,860
Current portion of long-term debt            12,511             559         -               -      13,070
Deferred revenue                              3,976           2,676         6               -       6,658
Accrued payroll expense                       1,754           2,769         4               -       4,527
Accrued interest                              3,542             487         -               -       4,029
Other accrued expenses                        5,906           2,159       205               -       8,270
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities                    43,803         154,167     9,106        (149,662)     57,414

Deferred income taxes                         1,297               -         -               -       1,297
Long-term debt, less current maturities     245,749          32,457       100               -     278,306
Deferred rent                                 2,533           1,238         -               -       3,771
Deferred gain                                 1,690             543         -               -       2,233
                                         -----------  --------------  --------  --------------  ----------
Total liabilities                           295,072         188,405     9,206        (149,662)    343,021
                                         -----------  --------------  --------  --------------  ----------
Shareholders' deficit:
Common stock                                     74               -         -               -          74
Preferred stock                              42,354               -         -               -      42,354
Additional paid-in capital                   49,567           1,092      (696)              -      49,963
Accumulated deficit                        (185,109)        (14,389)   (1,735)         16,124    (185,109)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders' deficit                 (93,114)        (13,297)   (2,431)         16,124     (92,718)
                                         -----------  --------------  --------  --------------  ----------
                                         $  201,958   $     175,108   $ 6,775   $    (133,538)  $ 250,303
                                         ===========  ==============  ========  ==============  ==========


                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
               FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000
                                               Guarantor                            Consolidated
                                  Parent     Subsidiaries     ODs      Eliminations    Company
                                -----------  -------------  --------  --------------  ---------
Net Revenues:
Optical sales                   $  133,638   $      89,400  $42,802   $           -   $265,840
Management fee                         569          16,229        -         (14,732)     2,066
Investment earnings in
subsidiaries                         2,748               -        -          (2,748)         -
                                -----------  -------------  --------  --------------  ---------
Total net revenues                 136,955         105,629   42,802         (17,480)   267,906

Operating costs and expenses:
Cost of goods sold                  40,804          33,743   10,078               -     84,625
Selling, general
and administrative expenses         79,783          55,014   37,741         (14,732)   157,806
Store Closure                        3,580               -        -               -      3,580
Amortization of intangibles            423           6,225        3               -      6,651
                                -----------  -------------  --------  --------------  ---------
Total operating costs and
expenses                           124,590          94,982   47,822         (14,732)   252,662
                                -----------  -------------  --------  --------------  ---------
Income (loss) from operations       12,365          10,647   (5,020)         (2,748)    15,244

Interest expense, net               19,301           1,903        6               -     21,210
Income tax expense                     129             970        -               -      1,099
                                -----------  -------------  --------  --------------  ---------
Net income (loss)               $   (7,065)  $       7,774  $(5,026)  $      (2,748)  $ (7,065)
                                ===========  =============  ========  ==============  =========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000
                                                  Guarantor                            Consolidated
                                      Parent    Subsidiaries     ODs      Eliminations    Company
                                     --------  --------------  --------  --------------  ---------
Net Revenues:
Optical sales                        $43,501   $      27,961   $15,165   $           -   $ 86,627
Management fee                           569           5,395         -          (5,154)       810
Investment earnings/(loss) in
subsidiaries                          (4,492)              -         -           4,492          -
                                     --------  --------------  --------  --------------  ---------
Total net revenues                    39,578          33,356    15,165            (662)    87,437

Operating costs and expenses:
Cost of goods sold                    12,825          10,335     4,248               -     27,408
Selling, general
 and administrative expenses          23,501          17,613    16,580          (5,154)    52,540
Store Closure                          3,580               -         -               -      3,580
Amortization of intangibles             (104)          3,173         1               -      3,070
                                     --------  --------------  --------  --------------  ---------
Total operating costs and expenses    39,802          31,121    20,829          (5,154)    86,598
                                     --------  --------------  --------  --------------  ---------
Income (loss) from operations           (224)          2,235    (5,664)          4,492        839
Interest expense, net                  6,367           1,136         2               -      7,505
Income tax expense (benefit)             208             (75)        -               -        133
                                     --------  --------------  --------  --------------  ---------
Net income (loss)                    $(6,799)  $       1,174   $(5,666)  $       4,492   $ (6,799)
                                     ========  ==============  ========  ==============  =========


                        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                       FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000
                                                      Guarantor                            Consolidated
                                         Parent     Subsidiaries     ODs      Eliminations    Company
                                        ---------  --------------  --------  --------------  ---------
Cash flows from operating activities:
Net income (loss)                       $ (7,065)  $       7,774   $(5,026)  $      (2,748)  $ (7,065)
Adjustments to reconcile net income
 (loss) to netcash provided
 by operating activities:
Depreciation and amortization             10,059          11,801         3               -     21,863
Other amortization                         1,038             172         -               -      1,210
Deferred liabilities and other               310             909         8               -      1,227
Loss on disposition of
property and equipment                        51               -         -               -         51
Increase/(decrease) in operating
 assets and liabilities                   15,024         (14,832)    5,403               -      5,595
                                        ---------  --------------  --------  --------------  ---------
Net cash provided by
operating activities                      19,417           5,824       388          (2,748)    22,881
                                        ---------  --------------  --------  --------------  ---------

Cash flows from investing activities:
Acquisition of property and equipment    (11,393)         (5,226)        -               -    (16,619)
Proceeds from sale of
 property and equipment                       12              42         -               -         54
Net outflow for Vision Twenty-
One Retail Acquisition                         -             (87)        -               -        (87)
Payment received on
 notes receivable                              -              28         -               -         28
Investment in Subsidiaries                (2,748)              -         -           2,748          -
                                        ---------  --------------  --------  --------------  ---------
Net cash used in
investing activities                     (14,129)         (5,243)        -           2,748    (16,624)
                                        ---------  --------------  --------  --------------  ---------
Cash flows from financing activities:
Payments on debt and capital leases       (5,500)           (479)        -               -     (5,979)
Redemption of common stock                  (234)              -         -               -       (234)
Equity distribution                            -               -      (345)              -       (345)
                                        ---------  --------------  --------  --------------  ---------
Net cash used in financing activities     (5,734)           (479)     (345)              -     (6,558)
                                        ---------  --------------  --------  --------------  ---------
Net increase (decrease) in cash
and cash equivalents                        (446)            102        43               -       (301)
Cash and cash equivalents at
beginning of period                          862           1,656       437               -      2,955
                                        ---------  --------------  --------  --------------  ---------
Cash and cash equivalents at
end of period                           $    416   $       1,758   $   480   $           -   $  2,654
                                        =========  ==============  ========  ==============  =========

                     CONDENSED CONSOLIDATING BALANCE SHEET
                               SEPTEMBER 29, 2001
                                                       Guarantor                           Consolidated
ASSETS                                      Parent    Subsidiaries     ODs    Eliminations    Company
                                          ----------  -------------  -------  -------------  ---------
Current assets:
Cash and cash equivalents                       151            654      629              -      1,434
Accounts and notes receivable, net          100,125         33,382    5,453       (128,398)    10,562
Inventory                                    15,838          7,201    1,881              -     24,920
Prepaid expenses and other                    1,769            820       60              -      2,649
Deferred income taxes                         1,297              -        -              -      1,297
                                          ----------  -------------  -------  -------------  ---------
Total current assets                        119,180         42,057    8,023       (128,398)    40,862

Property and equipment, net                  38,636         27,066        -              -     65,702
Intangible assets, net                       16,957         94,556       87              -    111,600
Other assets                                  7,702            790        -              -      8,492
Investment in subsidiaries                   (5,565)             -        -          5,565          -
                                          ----------  -------------  -------  -------------  ---------
Total assets                                176,910        164,469    8,110       (122,833)   226,656
                                          ==========  =============  =======  =============  =========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable                             15,602        119,734   11,658       (128,398)    18,596
Current maturities of long-term debt         13,431            545        -              -     13,976
Deferred revenue                              4,001          3,131      (26)             -      7,106
Accrued payroll expense                       2,247          2,473        4              -      4,724
Accrued interest                              6,428            373        -              -      6,801
Other accrued expenses                        2,290          6,137      210              -      8,637
                                          ----------  -------------  -------  -------------  ---------
Total current liabilities                    43,999        132,393   11,846       (128,398)    59,840
Long-term debt, less current maturities     224,025         32,160      100              -    256,285
Deferred income taxes                         1,297              -        -              -      1,297
Deferred rent                                 2,501          1,295        -              -      3,796
Deferred gain                                 1,624            487        -              -      2,111
                                          ----------  -------------  -------  -------------  ---------
Total liabilities                           273,446        166,335   11,946       (128,398)   323,329
                                          ----------  -------------  -------  -------------  ---------
Shareholders' equity/(deficit):
Common stock                                     74              -        -              -         74
Preferred stock                              46,619              -        -              -     46,619
Additional paid-in capital                   45,218          1,092   (1,229)             -     45,081
Accumulated deficit                        (188,447)        (2,958)  (2,607)         5,565   (188,447)
                                          ----------  -------------  -------  -------------  ---------
Total shareholders' equity/(deficit)        (96,536)        (1,866)  (3,836)      (122,833)   (96,673)
                                          ----------  -------------  -------  -------------  ---------
                                            176,910        164,469    8,110       (122,833)   226,656
                                          ==========  =============  =======  =============  =========


                  CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                 FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001
                                                 Guarantor                          Consolidated
                                       Parent   Subsidiaries    ODs    Eliminations   Company
                                      --------  ------------  -------  -------------  --------
Net Revenues:
Optical sales                         128,667         84,248  45,732              -   258,647
Management fee                            800         17,215       -        (15,385)    2,630
Investment earnings in subsidiaries    10,511              -       -        (10,511)        -
                                      --------  ------------  -------  -------------  --------
Total net revenues                    139,978        101,463  45,732        (25,896)  261,277
Operating costs and expenses:
Cost of goods sold                     41,921         29,809   9,186              -    80,916
Selling, general and
 administrative expenses               81,378         51,621  37,459        (15,385)  155,073
Amortization of intangibles               792          5,755       3              -     6,550
                                      --------  ------------  -------  -------------  --------
Total operating costs and expenses    124,091         87,185  46,648        (15,385)  242,539
                                      --------  ------------  -------  -------------  --------
Income (loss) from operations          15,887         14,278    (916)       (10,511)   18,738
Interest expense, net                  18,936          2,475       6              -    21,417
Income tax expense                        289            370       -              -       659
                                      --------  ------------  -------  -------------  --------
Net income (loss)                      (3,338)        11,433    (922)       (10,511)   (3,338)
                                      ========  ============  =======  =============  ========

                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                  FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001
                                                Guarantor                         Consolidated
                                      Parent   Subsidiaries    ODs    Eliminations   Company
                                      -------  ------------  -------  -------------  --------
Net Revenues:
Optical sales                         42,607         27,152  15,596              -    85,355
Management fee                           272          5,687       -         (5,169)      790
Investment earnings in subsidiaries    2,859              -       -         (2,859)        -
                                      -------  ------------  -------  -------------  --------
Total net revenues                    45,738         32,839  15,596         (8,028)   86,145
Operating costs and expenses:
Cost of goods sold                    13,618          9,925   3,146              -    26,689
Selling, general and
 administrative expenses               26,587         16,985  12,757         (5,169)   51,160
Amortization of intangibles              264          1,914       1              -     2,179
                                      -------  ------------  -------  -------------  --------
Total operating costs and expenses    40,469         28,824  15,904         (5,169)   80,028
                                      -------  ------------  -------  -------------  --------
Income (loss) from operations          5,269          4,015    (308)        (2,859)    6,117
Interest expense, net                  6,334            722       2              -     7,058
Income tax expense (benefit)             181            124       -              -       305
                                      -------  ------------  -------  -------------  --------
Net income (loss)                     (1,246)         3,169    (310)        (2,859)   (1,246)
                                      =======  ============  =======  =============  ========



                    CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                   FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001
                                                    Guarantor                         Consolidated
                                         Parent   Subsidiaries    ODs    Eliminations   Company
                                        --------  -------------  ------  -------------  --------
Cash flows from operating activities:
Net income (loss)                        (3,338)        11,433    (922)       (10,511)   (3,338)
Adjustments to reconcile net income
(loss) to netcash provided
 by operating activities:
Depreciation and amortization            10,402         11,691       4              -    22,097
Loan cost amortization                      (29)         1,398       -              -     1,369
Deferred liabilities and other               (7)           512     (32)             -       473
Loss on disposition of property
 and equipment                               52            268       -              -       320
Increase/(decrease) in operating
 assets and liabilities                  23,573        (19,904)  1,543              -     5,212
                                        --------  -------------  ------  -------------  --------
Net cash provided by
operating activities                     30,653          5,398     593        (10,511)   26,133
                                        --------  -------------  ------  -------------  --------
Cash flows from investing activities:
Acquisition of property
 and equipment                           (4,207)        (2,764)      -              -    (6,971)
Payment received on notes
receivable                                    -              3       -              -         3
Investment in Subsidiaries               (7,652)        (2,859)      -         10,511         -
                                        --------  -------------  ------  -------------  --------
Net cash used in
 investing activities                   (11,859)        (5,620)      -         10,511    (6,968)
                                        --------  -------------  ------  -------------  --------
Cash flows from financing activities:
Payments on debt and capital leases     (20,842)          (377)      -              -   (21,219)
Proceeds from issuance of
long-term debt                                -             66       -              -        66
Redemption of common stock                  (16)             -       -              -       (16)
Equity distribution                           -              -    (533)             -      (533)
                                        --------  -------------  ------  -------------  --------
Net cash used in financing activities   (20,858)          (311)   (533)             -   (21,702)
                                        --------  -------------  ------  -------------  --------
Net increase (decrease) in cash and
 cash equivalents                        (2,064)          (533)     60              -    (2,537)
Cash and cash equivalents at
 beginning of period                      2,215          1,187     569              -     3,971
                                        --------  -------------  ------  -------------  --------
Cash and cash equivalents at
 end of period                              151            654     629              -     1,434
                                        ========  =============  ======  =============  ========

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The Company is the fourth largest retail optical chain in the United States as measured by net revenues, operating 356 stores, of which 287 are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's VisionWorld," "Doctor's ValuVision," "Stein Optical," "Vision World", "Doctor's VisionWorks" and "Eye DRx." The Company operates in the $5.0 billion retail optical chain sector of the $16.0 billion optical retail market in the United States. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population,
(ii) the increasing role of managed vision care, (iii) the consolidation of the industry and (iv) new product innovations.

     Effective July 2, 2001, the Company announced that Bernard W. Andrews retired as Chief Executive Officer of the Company. David E. McComas, previously President and Chief Operating Officer, succeeded Mr. Andrews as Chief Executive Officer and became a director, on July 2, 2001. Mr. Andrews continues to serve as Chairman of the Board of Directors.

     The industry is highly fragmented and has undergone significant consolidation. Since September 1996, the Company has acquired and integrated four acquisitions.


     In September 1996, the Company acquired Visionworks Holdings, Inc. and its subsidiaries, a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.C.
     In September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries with ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C., a Virginia professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C. (the "PC"), and simultaneously entered into long-term management agreements with the PC to manage the PC's twelve stores in Virginia.
     In September 1998, the Company acquired (the "Bizer Acquisition") certain of the assets of Dr. Bizer's VisionWorld, PLLC and related entities, a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such optometrist's nineteen stores.
     In August 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") substantially all of the assets used to operate an aggregate of 76 retail eyewear outlets (the "VTO Retail Acquisition") located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the trade name "Vision World," in Wisconsin operating under the trade name "Stein Optical," and in New Jersey operating under the trade name "Eye DRx." Simultaneously, the Company assumed the rights and obligations under a management agreement with a private optometrist to manage the nineteen Eye DRx stores.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed vision care contracts aggressively in order to help the Company's retail business grow and has devoted significant management resources to the development of its managed care business.

     While the average ticket price on products purchased under managed care reimbursement plans is typically lower than non-managed care purchases, managed care transactions generally earn comparable operating profit margins, as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed vision care contracts compensates for the lower average ticket price. During the thirty-nine weeks ended September 29, 2001, approximately 38.8% of the Company's total revenues were derived from managed vision care programs, compared to 34.7% for the thirty-nine weeks ended September 30, 2000. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market share, broad geographic coverage and sophisticated information management and billing systems.

Results  of  Operations

The following table sets forth for the periods indicated certain statement of income data as a percentage of net revenues:

                                                      THIRTEEN                                 THIRTY-NINE
                                                     WEEKS ENDED                               WEEKS ENDED
                                          ---------------------------------         --------------------------------
                                          SEPTEMBER 30,        SEPTEMBER 29,        SEPTEMBER 30,       SEPTEMBER 29,
                                              2000                 2001                 2000                 2001
                                        --------------       --------------       --------------       --------------
STATEMENT OF INCOME DATA:
NET REVENUES:
Optical sales                                 99.1     %           99.1     %           99.2     %           99.0   %
Management fee                                 0.9                  0.9                  0.8                  1.0
                                        --------------       --------------       --------------       --------------
Total net revenues                           100.0                100.0                100.0                100.0

OPERATING COSTS AND EXPENSES:
Cost of goods sold                            31.6     *           31.3     *           31.8     *           31.3   *
Selling, general and
 administrative expenses                      60.7     *           59.9     *           59.4     *           60.0   *
Store closures                                 4.1                    -                  1.3                    -
Amortization of intangibles                    3.5                  2.5                  2.5                  2.5
                                        --------------       --------------       --------------       --------------
Total operating costs and expenses            99.0                 92.9                 94.3                 92.8
                                        --------------       --------------       --------------       --------------
INCOME FROM OPERATIONS                         1.0                  7.1                  5.7                  7.2

INTEREST EXPENSE, NET                          8.6                  8.2                  7.9                  8.2

INCOME TAX EXPENSE                             0.2                  0.4                  0.4                  0.3
                                        --------------       --------------       --------------       --------------
NET INCOME/(LOSS)                             (7.8)    %           (1.4)    %           (2.6)    %           (1.3)  %
                                        ==============       ==============       ==============       ==============

   *  Percentages  based  on  optical  sales  only



THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000.

Net Revenues. The decrease in net revenues to $86.1 million for the thirteen weeks ended September 29, 2001 from $87.4 million for the thirteen weeks ended September 30, 2000 was largely the result of a decrease in comparable store sales of 1.8%. The average ticket price for the thirteen weeks ended September 29, 2001 was relatively equal to the average ticket price for the thirteen weeks ended September 30, 2000 but the number of comparable transactions decreased compared to the third quarter of 2000. In addition, managed vision care sales increased for the thirteen weeks ended September 29, 2001 as compared to the thirteen weeks ended September 30, 2000. Based on the average daily sales in the weeks preceding September 11, 2001, management estimates the Company experienced a sales decrease of approximately $1.0 million for the period from September 11, 2001 through September 15, 2001. The Company closed four stores during the third quarter of 2001.

Gross Profit. Gross profit decreased to $58.7 million for the thirteen weeks ended September 29, 2001 from $59.2 million for the thirteen weeks ended September 30, 2000. Gross profit as a percentage of optical sales increased to 68.7% for the thirteen weeks ended September 29, 2001 as compared to 68.4% for the thirteen weeks ended September 30, 2000. This percentage increase was largely due to a continuation of improved buying efficiencies.

Selling General & Administrative Expenses (SG&A). SG&A decreased to $51.2 million for the thirteen weeks ended September 29, 2001 from $52.5 million for the thirteen weeks ended September 30, 2000. SG&A as a percentage of optical sales decreased to 59.9% for the thirteen weeks September 29, 2001 from 60.7% for the thirteen weeks ended September 30, 2000. This percentage decrease was primarily due to a reduction in advertising and overhead expenditures. The advertising savings were related to a change in media buying which produced more media coverage at a lower cost.

Amortization Expense. Amortization expense decreased to $2.2 million for the thirteen weeks ended September 29, 2001 from $3.1 million for the thirteen weeks ended September 30, 2000. This decrease was due to the September 2000 acceleration of amortization of the non-compete agreement related to the VTO Retail Acquisition.

Net Interest Expense. Net interest expense decreased to $7.1 million for the thirteen weeks ended September 29, 2001 from $7.5 million for the thirteen weeks ended September 30, 2000. This decrease was due to the decrease in outstanding debt.

Net Income. Net loss decreased to $1.2 million for the thirteen weeks ended September 29, 2001 from a net loss of $6.8 million for the thirteen weeks ended September 30, 2000.



THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 COMPARED TO THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000.

Net Revenues. The decrease in net revenues to $261.3 million for the thirty-nine weeks ended September 29, 2001 from $267.9 million for the thirty-nine weeks ended September 30, 2000 was largely the result of a decrease in comparable store sales of 3.3%. The average ticket price for the thirty-nine weeks ended September 29, 2001 was relatively equal to the average ticket price for the thirty-nine weeks ended September 30, 2000 and the number of comparable transactions for the thirty-nine weeks ended September 29, 2001 decreased compared to the thirty-nine weeks ended September 30, 2000. In addition, managed vision care sales as a percentage of total revenues increased to 38.8% for the thirty-nine weeks ended September 29, 2001 as compared to 34.7% for the thirty-nine weeks ended September 30, 2000. The Company opened five stores and closed ten stores during the thirty-nine weeks ended September 29, 2001.

Gross Profit. Gross profit decreased to $177.7 million for the thirty-nine weeks ended September 29, 2001 from $181.2 million for the thirty-nine weeks ended September 30, 2000. Gross profit as a percentage of optical sales increased to 68.7% for the thirty-nine weeks ended September 29, 2001 as compared to 68.2% for the thirty-nine weeks ended September 30, 2000. This percentage increase was due primarily to a continuation of the improved buying efficiencies.

Selling General & Administrative Expenses (SG&A). SG&A decreased to $155.1 million for the thirty-nine weeks ended September 29, 2001 from $157.8 million for the thirty-nine weeks ended September 30, 2000. SG&A as a percentage of optical sales increased to 60.0% for the thirty-nine weeks ended

September 29, 2001 from 59.4% for the thirty-nine weeks ended September 30, 2000. This percentage increase was due primarily to increased occupancy and doctor payroll expenditures. The addition of noncomparable doctor practices in three of the Company's markets resulted in increased doctor payroll expenditures in the first two quarters of 2001. These increases are offset by reductions in overhead expenditures.

Amortization Expense. Amortization expense decreased to $6.6 million for the thirty-nine weeks ended September 29, 2001 from $6.7 million for the thirty-nine weeks ended September 30, 2000. This decrease was due to the September 2000 acceleration of amortization of the non-compete agreement related to the VTO Retail Acquisition.

Net Interest Expense. Net interest expense increased to $21.4 million for the thirty-nine weeks ended September 29, 2001 from $21.2 million for the thirty-nine weeks ended September 30, 2000. This increase was primarily due to an increase in prevailing interest rates during the first quarter of fiscal
2001,  which  affected  the  Company's  floating  rate  debt.

Net Income. Net loss decreased to $3.3 million for the thirty-nine weeks ended September 29, 2001 from a net loss of $7.1 million for the thirty-nine weeks ended September 30, 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash flows from operating activities provided net cash of $26.1 million for the thirty-nine weeks ended September 29, 2001 as compared to $22.9 million for the thirty-nine weeks ended September 30, 2000. As of September 29, 2001, the Company had $1.4 million of cash available to meet the Company's obligations.

     Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for the stores and maintenance of existing facilities. Capital expenditures for the thirty-nine weeks ended September 29, 2001 were $6.9 million. The aggregate capital expenditures for 2001 are anticipated to be approximately $9.0 million, of which approximately $4.0 million are related to commitments to new stores and approximately $5.0 million are expected to be for new computer systems and improvements to existing facilities.

     On April 24, 1998, the Company entered into a credit agreement (the "New Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"). The proceeds of the New Credit Facility were used to pay long-term debt outstanding under the previous credit facility. At September 29, 2001 the Company had $33.0 million in term loans outstanding under the Term Loan Facility, $17.0 million outstanding under the Revolving Credit Facility, $67.9 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition, $149.7 million in notes payable outstanding evidenced by the Notes and $2.7 million in capital lease and equipment obligations. On December 27, 2000 the Company amended the New Credit Facility. As a result of the amendment to the New Credit Facility, interest on borrowings was increased by 100 basis points from the original interest rates under the New Credit Facility and various financial covenants and scheduled principal payments were revised. Borrowings made under the New Credit Facility (as amended) bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% to 3.25% or the Base Rate (as defined in the New Credit Facility) plus 1.25% to 2.25%. At September 29, 2001 the Company's New Credit Facility bore interest at LIBOR plus 3.25% and the Base Rate plus 2.25%. Under the amended New Credit Facility, the Term Loan Facility matures five years from the closing date of the New Credit Facility, the $45.0 million outstanding balance will amortize quarterly in aggregate annual principal amounts of approximately $15.0 million, $13.0 million, and $17.0 million, respectively, for fiscal years 2001 through 2003 and the Acquisition Facility will amortize quarterly in aggregate principal amounts of approximately $0.5 million, $0.7 million, and $67.0 million, respectively, for fiscal years 2001 through 2003.


     Future principal maturities for long-term debt and capital lease obligations as of September 29, 2001 are as follows:

2001                                     $  3,445
2002                                       14,058
2003                                      100,991
2004                                          148
2005                                          233
Beyond 2005                               151,386
                                         --------

Total future principal payments on debt  $270,261
                                         ========


     Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with borrowings currently available under the Revolving Credit Facility, are adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve (12) months. The ability of the Company to satisfy its financial covenants within its amended New Credit Facility, meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. In the event the Company does not satisfy its financial covenants within the amended New Credit Facility, the Company may attempt to renegotiate the terms of its New
Credit Facility with its lender for further amendments to, or waivers of, the financial covenants of the New Credit Facility. The Company believes that its ability to repay the Notes and amounts outstanding under the Revolving Credit Facility and the Acquisition Facility at maturity will likely require additional financing. A portion of the Company's debt bears interest at floating rates;
therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

FORWARD-LOOKING  STATEMENTS

     Certain statements contained herein constitute "forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended." All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Commission and under the heading "Government Regulation" in the Company's Annual Report on Form 10-K for 2000 as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT STATEMENTS ARE FORWARD-LOOKING STATEMENTS INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO
(I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S
PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS, (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS, (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION, (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES, (VI) DEMOGRAPHIC TRENDS, (VII) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS AND (VIII) THE ABILITY OF THE COMPANY TO SATISFY ITS FINANCIAL COVENANTS UNDER ITS CREDIT FACILITY AND/OR RENEGOTIATE THE TERMS OF ITS NEW CREDIT FACILITY WITH THE LENDERS. ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the third quarter of fiscal 2001. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 30, 2000.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS
     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that the management of the Company has deemed to be material to the business or financial condition of the Company that have arisen during the third quarter of fiscal 2001. For further discussion, refer to the Company's annual report on Form 10-K for the year ended December 30, 2000.

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

 2.9   Asset Purchase Agreement, date July 7,1999, by and among
       Eye Care Centers of America, Inc., Vision Twenty-One, Inc.,
       and The Complete Optical Laboratory, Ltd., Corp.   *(b)

 2.10 Letter Agreement, dated August 31,1999, amending and modifying that certain Asset Purchase Agreement, date July
       7,199 by and among Eye Care Centers of America, Inc.,
       Vision Twenty-One, Inc., and The Complete Optical
       Laboratory, Inc., Corp. (c)

 2.11  Agreement Regarding Strategic Alliance. (c)

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

__________

 * Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.

(a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

 (b) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999.

(c) Previously provided with, and incorporated by reference from, the Company's Quarterly Report on Form 10-Q for the quarter ended October 2,1999.

 (b) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended September 29, 2001.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               EYE CARE CENTERS OF AMERICA, INC.




November 13, 2001                                /s/  Alan  E.  Wiley
-----------------                               ---------------------
Dated                                            Alan  E.  Wiley
                                                 Executive  Vice  President  and
                                                 Chief  Financial  Officer