Form 10-K
period 2001-12-29
EYE CARE CENTERS OF AMERICA INC
filed 2002-03-25
CIK 759896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
Mark  One
---------

 X     Annual  report pursuant to Section 13 or 15(d) of the Securities Exchange
 -     Act  of  1934  for  the  fiscal  year  ended  December  29,  2001.

 - Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days:     Yes  X     No
                                                         -       -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A
             ---

     Aggregate market value of common stock held by non-affiliates of the registrant is $172,320. As the registrant's common stock is not traded publicly, the per share price used in this calculation is based on the per share price as designated by the Board of Directors ($5.00 per share).

     Applicable only to Corporate Registrants: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 7,407,289 shares of common stock as of March 15, 2002.

Documents  incorporated  by  reference:  None


                                 FORM 10-K INDEX

                                     PART I


ITEM 1.   BUSINESS                                              3

ITEM 2.   PROPERTIES                                           19

ITEM 3.   LEGAL PROCEEDINGS                                    20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  20

                                    PART II

ITEM 5.   MARKET FOR REGISTRANTCOMMON STOCK AND RELATED
          SHAREHOLDER MATTERS                                  21

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.                21

ITEM 7.   MANAGEMENTDISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                  23

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                          29

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          29

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                  29

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   30

ITEM 11.  EXECUTIVE COMPENSATION                               33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                           36

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       38

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K                                          39

                                     PART I
                                     ------

ITEM  1.  BUSINESS

FORWARD-LOOKING  STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission and under the heading "Government Regulation" herein as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS; (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS; (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS; (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION; (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES; (VI) DEMOGRAPHIC TRENDS; (VII) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS; (VIII) THE ABILITY OF THE COMPANY TO MAKE AND INTEGRATE ACQUISITIONS; AND (IX) THE CONTINUED MEDICAL INDUSTRY EFFORT TO REDUCE MEDICAL COSTS AND THIRD PARTY REIMBURSEMENTS.

GENERAL

     Eye Care Centers of America, Inc. (the "Company") is the third largest retail optical chain in the United States as measured by net revenues, operating or managing 360 stores, 291 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Eye DRx," "Vision World," "Doctor's VisionWorks" and "Binyon's." The Company utilizes a strategy of clustering its stores within its targeted markets in order to build local market leadership and strong consumer brand awareness, as well as to achieve economies of scale in advertising, management and field overhead. Management believes that the Company has either the number one or two superstore market share position in fourteen of its top fifteen markets, including Washington, D.C., Minneapolis, Dallas, Houston, Tampa/St. Petersburg, Phoenix, Miami/Ft. Lauderdale, Portland and San Antonio. The Company generated net revenues and EBITDA (as defined within the heading "Item 6. Selected Consolidated Financial Data") of $336.0 million and $48.8 million, respectively, for the fiscal year ended December 29, 2001 ("fiscal 2001").

     The Company's stores, which average approximately 4,200 square feet, carry a broad selection of branded frames at competitive prices, including designer eyewear such as Eddie Bauer, Polo/Ralph Lauren, Laura Ashley, Guess and Chaps, as well as its own proprietary brands. In addition, the Company's superstores offer customers "one-hour service" on most prescriptions by utilizing on-site processing laboratories to grind, coat and edge lenses. Moreover, optometrists ("ODs") located inside or adjacent to all of the Company's stores offer customers convenient eye exams and provide a consistent source of optical retail customers. In the Company's experience, over 80% of such ODs' regular eye exam patients purchase eyewear from the Company's adjacent optical retail stores.

     On July 2, 2001, the Company announced that Bernard W. Andrews retired as Chief Executive Officer of the Company. David E. McComas, previously President and Chief Operating Officer, succeeded Mr. Andrews as Chief Executive Officer and became a director on July 2, 2001. Mr. Andrews continues to serve as Chairman of the Board.

     The Company's management team has focused on improving operating efficiencies and growing the business through both strategic acquisitions and new store openings. The Company's net revenues have increased from $140.2 million in fiscal 1995 to $336.0 million in fiscal 2001, while the Company's store base increased from 152 to 359 over the same period, primarily as a result of four acquisitions. The Company's senior management team owns or has the right to acquire approximately 5.8% of the Company's common stock on a fully diluted basis, through direct ownership and stock options.

BUSINESS  STRATEGY

     The Company plans to capitalize on the industry trends discussed herein under the heading "Industry" by building local market leadership through the implementation of the following key elements of its business strategy:

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

     REDUCTION OF DEBT. In order to improve the Company's EBITDA to total debt ratio and reduce the amount of outstanding debt, management has initiated strategies to generate cash. Capital expenditures have been budgeted to correspond to the new store opening program to be implemented in 2001 through 2003. The Company closed ten unprofitable stores in the third and fourth quarters of 2000 and will continue to evaluate appropriate actions as lease renewals occur. Management has also focused on process improvement initiatives that have resulted in the reduction in head counts and corporate overhead expenses. Management is continually evaluating methods to increase store profitability and increase working capital. Total debt has been reduced from $291.4 million at the end of fiscal 2000 to $274.6 million at the end of fiscal 2001.

     CAPITALIZE ON MANAGED VISION CARE. Management has made a strategic decision to pursue managed vision care relationships aggressively in order to help grow the Company's retail business and over the past five years has devoted significant management resources to the development of its managed vision care business. As part of its effort, the Company has (i) implemented direct marketing programs and information systems necessary to compete for managed vision care relationships with large employers, groups of employers and other third party payors, (ii) developed significant relationships with certain HMOs and insurance companies, which have strengthened the Company's ability to secure managed vision care relationships, and (iii) been asked to participate on numerous regional and national managed vision care panels. While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed vision care relationships also compensates for the lower average ticket price. As of December 29, 2001, the Company participated in managed vision care programs, with retail sales arising from managed vision care plans totaling approximately 42.4% of optical sales for fiscal 2001 compared to 24% of optical sales for fiscal 1998. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

     EXPAND STORE BASE. In order to continue to build leadership in its targeted markets, the Company plans to take advantage of "fill-in" opportunities in its existing markets, as well as to enter attractive new markets where it believes it can achieve a number one or two market share position. Consequently, the Company currently plans to open approximately six stores in existing markets during 2002 and four to five stores each year after 2002. Management believes that the Company has in place the systems and infrastructure to execute its new store opening plan. The Company uses a site selection model utilizing proprietary software which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate the attractiveness of new store openings. The Company spent approximately $450,000 per new store, using a store format averaging approximately 3,800 square feet and equipping each new store with standardized fixtures and equipment. In addition, pre-opening costs averaged $12,000 and initial inventory requirements for new stores averaged $60,000, of which approximately 40% were typically financed by vendors. New stores opening in 2002 will utilize a smaller and more efficient format, with approximately 3,250 square feet and lower construction costs.

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

     Since the management team implemented a strategy focused on improving operating efficiencies and increasing the store base in early 1996, the Company has consummated and integrated four acquisitions over the last six years:

- In September 1996, the Company acquired Visionworks Holdings, Inc. and its subsidiaries (collectively, "Visionworks"), a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.C. (the "Visionworks Acquisition").
- In September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries (collectively, "TSGI"), with ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C., a Virginia professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C. (the "PC"), and simultaneously entered into long-term management agreements with the PC to manage the PC's twelve stores in Virginia (collectively, the "Hour Eyes Acquisition").
- In September 1998, the Company acquired certain of the assets of Dr. Bizer's VisionWorld, PLLC and related entities (the "Bizer Entities"), a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist ("Bizer OD") to manage such nineteen stores (collectively, the "Bizer Acquisition").
- In August 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") substantially all of the assets used to operate an aggregate of 76 retail eyewearoutlets (the "VTO Retail Acquisition"), of which thirty-seven were located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the tradename "Vision World," sixteen were located in Wisconsin operating under the tradename "Stein Optical," and twenty-three were located in New Jersey operating under the tradename "Eye DRx." Simultaneously, the Company assumed the rights and obligations under a management agreement with a private optometrist ("VTO OD", and together with the PC and Bizer OD, the "OD PCs") to manage the nineteen Eye DRx stores.

THE FOLLOWING TABLE SETS FORTH A SUMMARY OF THE COMPANY'S STORES OPERATING UNDER EACH TRADE NAME, AS OF MARCH 15, 2002, RANKED BY NUMBER OF STORES:




                                 NUMBER OF  GEOGRAPHIC    AVERAGE STORE
TRADE NAME                       STORES     FOCUS         FORMAT          BUSINESS MIX
-------------------------------  ---------  ------------  --------------  ------------

EyeMasters                           162    Southwest,    Superstores     Glasses
                                            Midwest,      Sq. Ft. 4,000   Managed Care
                                            Southeast     Lab
                                                          OD Subleases

Visionworks                           56    Southeast     Superstores     Glasses
                                                          Sq. Ft. 6,100   Contacts
                                                          Lab             Managed Care
                                                          OD Subleases

Vision World                          37    Midwest       Conventional    Glasses
                                                          Sq. Ft. 2,400   Contacts
                                                                          Managed Care

Dr. Bizer's VisionWorld, Dr. Bizer's  24    Southeast &   Superstores     Glasses
   ValuVision, Doctor's ValuVision          Central       Sq. Ft.  5,900  Contacts
                                                          Lab             Managed Care

Doctor's VisionWorks                     14    Maryland &    Superstores     Glasses
                                            Colorado      Sq. Ft.  4,100  Contacts
                                                          Lab             Managed Care

Hour Eyes                             22    Mid Atlantic  Conventional    Glasses
                                                          Sq. Ft. 2,600   Contacts
                                                          Lab             Managed Care

Stein Optical                         16    Midwest       Superstores     Glasses
                                                          Sq. Ft. 3,400   Contacts
                                                          Lab             Managed Care

Eye DRx                               15    Northeast     Conventional    Glasses
                                                          Sq. Ft. 3,200   Contacts
                                                                          Managed Care

Binyon                                14    Pacific       Superstores     Glasses
                                            Northwest     Sq. Ft. 4,600   Managed Care
                                                          Lab
                                                          OD Subleases
Total                                360
                                   =======

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

     The following table sets forth as of December 29, 2001 the Company's top fifteen markets. Management's estimate of the Company's superstore market share ranking is number one or two in fourteen of these markets as measured by sales.


DESIGNATED MARKET AREA        NUMBER OF SUPERSTORES
----------------------------  ---------------------
Washington, D.C                                  21
Dallas                                           22
Houston                                          18
Tampa/St. Petersburg                             13
Louisville                                        7
Minneapolis/St. Paul                             22
Phoenix                                          13
Milwaukee                                        16
Miami/Ft. Lauderdale                              9
Nashville                                        11
New York                                         14
Portland                                         12
San Antonio                                       8
Austin                                            6
Kansas City                                       8
                              ---------------------
Total of Top Fifteen Markets                    200
                              =====================

     LOCATIONS. The Company operates 360 stores, 291 of which are superstores, located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Of the Company's stores, 176 are located in enclosed regional malls, 124 are in strip shopping centers and 60 are freestanding locations.

     The following table sets forth by location, ranked by number of stores, the Company's store base as of March 1, 2002.




                                                                   DR.
LOCATION         EYEMASTERS  VISIONWORKS  VISION WORLD  BIZER  VISIONWORKS  HOUR EYES  STEIN  EYE DRX  BINYON  TOTAL
---------------  ----------  -----------  ------------  -----  -----------  ---------  -----  -------  ------  -----

Texas                    77            -             -      -            -          -      -        -       -     77
Florida                   -           41             -      -            -          -      -        -       -     41
Minnesota                 -            -            31      -            -          -      -        -       -     31
Tennessee                 7            -             -     12            -          -      -        -       -     19
Wisconsin                 -            -             2      -            -          -     16        -       -     18
New Jersey                -            -             -      -            -          -      -       15       -     15
Virginia                  -            1             -      -            -         13      -        -       -     14
Arizona                  14            -             -      -            -          -      -        -       -     14
Oregon                    -            -             -      -            -          -      -        -      13     13
Louisiana                12            -             -      -            -          -      -        -       -     12
North Carolina            -           12             -      -            -          -      -        -       -     12
Maryland                  -            -             -      -            5          6      -        -       -     11
Kentucky                  -            -             -     10            -          -      -        -       -     10
Ohio                      9            -             -      -            -          -      -        -       -      9
Colorado                  -            -             -      -            9          -      -        -       -      9
Missouri                  6            -             -      1            -          -      -        -       -      7
Oklahoma                  5            -             -      -            -          -      -        -       -      5
Kansas                    5            -             -      -            -          -      -        -       -      5
Nevada                    4            -             -      -            -          -      -        -       -      4
New Mexico                4            -             -      -            -          -      -        -       -      4
Nebraska                  4            -             -      -            -          -      -        -       -      4
Utah                      4            -             -      -            -          -      -        -       -      4
Alabama                   3            -             -      -            -          -      -        -       -      3
Mississippi               3            -             -      -            -          -      -        -       -      3
Idaho                     3            -             -      -            -          -      -        -       -      3
Washington, D.C           -            -             -      -            -          3      -        -       -      3
Iowa                      1            -             2      -            -          -      -        -       -      3
South Carolina            -            2             -      -            -          -      -        -       -      2
Washington                1            -             -      -            -          -      -        -       1      2
Indiana                   -            -             -      1            -          -      -        -       -      1
North Dakota              -            -             1      -            -          -      -        -       -      1
South Dakota              -            -             1      -            -          -      -        -       -      1
                                          ------------  -----  -----------             -----  -------  ------
Total                   162           56            37     24           14         22     16       15      14    360
                 ==========  ===========  ============  =====  ===========  =========  =====  =======  ======  =====

     STORE LAYOUT AND DESIGN. The average size of the Company's stores is approximately 4,200 square feet. The Company has developed and implemented a smaller and more efficient new store prototype, which is approximately 3,500 square feet in size. This new store prototype typically has approximately 450 square feet dedicated to the in-house lens processing area and 1,750 square feet devoted to product display and fitting areas. The OD's office is generally 1,300 square feet and is, depending on state regulation, either in or adjacent to the store. Each store follows a uniform merchandise layout plan, which is designed to emphasize fashion, invite customer browsing and enhance the customer's shopping experience. Frames are displayed in self-serve cases along the walls and on tabletops located throughout the store and are organized by gender suitability and frame style. The Company believes its self-serve displays are more effective than the less customer friendly locked glass cases or "under the shelf" trays used by some of its competitors. Above the display racks are photographs of men and women which are designed to help customers coordinate frame shape and color with their facial features. In-store displays and signs are rotated periodically to emphasize key vendors and new styles.

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

     ON-SITE OPTOMETRIST. Most stores have an OD, located in or adjacent to the store, who performs eye examinations and in some cases dispenses contact lenses. The ODs generally have the same operating hours as the Company's adjacent stores. The ODs offer customers convenient eye exams and provide a consistent source of optical retail customers. In the Company's experience, over 80% of such ODs' regular eye exam patients purchase eyewear from the adjacent optical retail store. In addition, the Company believes proficient ODs help to generate repeat customers and reinforce the quality and professionalism of each store. Due to the various applicable state regulations, the Company has a variety of operating structures. Most of the ODs are either independent optometrists (the "Independent ODs"), who lease space in or adjacent to each store from the Company or landlord, or employees of the Company. Eighty-five of the stores are owned by a professional corporation or other entity controlled by an OD (the "OD PC") that employs the ODs, and the Company (through its subsidiaries) operates the store through the provision of management services to the OD PC (including management of the professional practice and optical retail business). Independent ODs who lease space adjacent to or within a Company-owned store represent approximately 70% of the ODs and most pay the Company monthly rent consisting of a percentage of gross receipts, base rental or a combination of both. Approximately 24% of the ODs are employed by the OD PCs and the remaining 6% are employees of the Company.

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

     BREADTH AND DEPTH OF SELECTION. The Company offers its customers high quality frames, lenses, accessories and sunglasses, including designer and proprietary brand frames. Frame assortments are tailored to match the demographic composition of each store's market area. On average, each store features between 1,500 and 2,000 frame stock keeping units in 350 to 400 different styles of frames, representing two to three times the assortment provided by conventional optical retail chains or independent optical retailers. Approximately 30% of the frames carry designer names such as Eddie Bauer, Polo/Ralph Lauren, Laura Ashley, Guess and Chaps. In fiscal 2001, other well-known frame manufacturers supplied over 10% of the Company's frames and about 31% of the Company's frames were manufactured specifically for the Company under proprietary brands. The Company believes that a broader selection of high-quality, lower-priced proprietary brand frames allow it to offer more value to customers while improving the Company's gross margin. In addition, the Company also offers customers a wide variety of value-added eyewear features and services on which it realizes a higher gross margin. These include thinner and lighter lenses, progressive lenses and custom lens features, such as tinting, anti-reflecting coatings, scratch-resistant coatings, ultra-violet protection and edge polishing.

     PROMOTIONAL STRATEGY. The Company's frames and lenses are generally comparably priced or priced lower than its direct superstore competitors, with prices varying based on geographic region. The Company employs a comprehensive promotional strategy on a wide selection of frames and/or lenses, offering discounts and "two for one" promotions. While the promotional strategy is fairly common for optical retail chains, independent optometric practitioners tend to offer fewer promotions in order to guard their margins, and mass merchandisers tend to generally adhere to an "Every Day Low Pricing" strategy.

     PRODUCT DISPLAY. The Company employs an "easy-to-shop" store layout. Merchandise in each store is organized by gender suitability, frame style and brand. Sales personnel are trained to assist customers in selecting frames which complement an individual's attributes such as facial features, face shape and skin tone. See " Store Layout and Design." In-store displays focus customer attention on premium priced products, such as designer frames and thinner and lighter lenses.

MARKETING

     The Company actively supports its stores by aggressive local advertising in individual geographical markets. Advertising expenditures totaled $29.0 million, or 8.6% of net revenues, in fiscal 2001. The Company utilizes a variety of advertising media and promotions in order to establish the Company's image as a high quality, cost competitive eyewear provider with a broad product offering. The Company's brand positioning is supported by a marketing campaign which features the phrase "See Better, Look Better." In addition, the Company believes that its strategy of clustering stores in each targeted market area maximizes the benefit of its advertising expenditures. As managed vision care becomes a larger part of the Company's business in certain local markets, advertising expenditures as a percentage of sales are likely to decrease in those markets, since managed vision care programs tend to reduce the need for marketing expenditures to attract customers to the Company's stores.

STORE  EXPANSION

     The Company currently plans to open approximately six new stores in existing markets during 2002 and four to five per year after 2002. The new stores are expected to have an on-site OD and a lens-processing laboratory. The Company uses a site selection model utilizing proprietary software which incorporates industry and internally generated data. The Company spends approximately $450,000 per new store using a store format averaging approximately 3,800 square feet and equipping each new store with standardized fixtures and equipment. In addition, pre-opening costs average $12,000 and initial inventory requirements for new stores average $60,000, of which approximately 40% are typically financed by vendors.

COMPETITION

     The retail optical industry is fragmented and highly competitive. The Company competes with (i) independent practitioners (including opticians, optometrists and ophthalmologists who operate an optical dispensary within their practice) (ii) optical retail chains (including superstores) and (iii) mass merchandisers and warehouse clubs. The Company's largest optical retail chain competitors are LensCrafters and Cole National Corporation (Pearle and Cole Vision licensed brands). From time to time, competitors have launched aggressive promotional programs, which have temporarily impacted the Company's ability to achieve comparable stores' sales growth and maintain gross margin. Some of the Company's competitors are larger, have longer operating histories, greater financial resources and greater market recognition than the Company.

VENDORS

     The Company purchases a majority of its lenses from four principal vendors and purchases frames from over twenty different vendors. In fiscal 2001, four vendors collectively supplied approximately 65.2% of the frames purchased by the Company. One vendor supplied over 47.6% of the Company's lens materials during the same period. The Company has consolidated its vendors to develop strategic relationships resulting in improved service and payment terms. While such vendors supplied a significant share of the lenses used by the Company, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. Management of the Company therefore does not believe that it is dependent on such vendors or any other single vendor for frames or lenses. Management of the Company believes that its relationships with its existing vendors are satisfactory. Management of the Company believes that significant disruption in the delivery of merchandise from one or more of its current principal vendors would not have a material adverse effect on the Company's operations because multiple vendors exist for all of the Company's products.

MANAGED  VISION  CARE

     Managed vision care has grown in importance in the optical retail industry. Health insurers have sought a competitive advantage by offering a full range of health insurance options, including coverage of primary eye care. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of managed vision care participants. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed vision care programs encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement.

     While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. Management of the Company believes that the increased volume resulting from managed vision care relationships also compensates for the lower average ticket price.


     While managed vision care encompasses many of the conventional attributes of managed care, there are significant differences. For example, the typical managed vision care benefit covers an annual wellness exam and eyeglasses and treatment of eye diseases would not be covered. Moreover, less than 1% of the Company's total revenues are derived from traditional capitated managed vision care programs. In capitated programs, the Company is compensated by a third party on a per member per month flat fee basis. Since the number of visits to an OD is limited to annual or bi-annual appointments, exam utilization is more predictable. As a result, costs to insurers are easier to quantify, generally resulting in lower capitation risk. Even though managed vision care programs typically limit coverage to a certain dollar amount or discount for an eyewear purchase, the member's eyewear benefit generally allows the member to "trade up." Management believes that the growing consumer perception of eyewear as a fashion accessory as well as the consumer's historical practice of paying for eyewear purchases out-of-pocket contributes to the frequency of "trading-up." The Company has historically found that managed vision care participants who take advantage of the eye exam benefit under the managed vision care program in turn have typically had their prescriptions filled at adjacent optical stores.

     Management has made a strategic decision to pursue managed vision care relationships aggressively in order to help grow the Company's retail business and over the past five years has devoted significant management resources to the development of this business. The Company has (i) implemented direct marketing programs and information systems necessary to compete for managed vision care relationships with large employers, groups of employers and other third party payors, (ii) developed significant relationships with certain HMOs and insurance companies, which have strengthened the Company's ability to secure managed vision care relationships, and (iii) been asked to participate on numerous regional and national managed vision care panels.

     As of December 29, 2001, the Company participated in managed vision care programs with retail sales arising from managed vision care lives totaling approximately 42.4% of optical sales for fiscal 2001 compared to 24% of optical sales for fiscal 1998. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains. Managed vision care is likely to accelerate industry consolidation as payors look to contract with large retail optical chains who deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations and convenient hours of operation, and possess sophisticated information management and billing systems. Large optical retail chains are likely to be the greatest beneficiaries of this trend as independent practitioners do not satisfy the scale requirements of managed vision care programs and mass merchandisers' "Every Day Low Price" strategy is generally incompatible with the price structure required by the managed vision care model. Most managed vision care contracts renew annually and certain relationships are not evidenced by contracts. The non-renewal or termination of a material contract or relationship could have a material adverse effect on the Company.

GOVERNMENT  REGULATION

     The Company has several operating structures to address regulatory issues. At 253 of the Company's stores, the Company or its landlord leases a portion of the store or adjacent space to Independent ODs. The availability of such professional services in or adjacent to the Company's stores is critical to the Company's marketing strategy. At 85 of the stores, to address and comply with certain regulatory restrictions, the OD PCs own the stores (including the practice and the optical retail operations) and the Company (through its subsidiaries) provides certain management services such as accounting, human resources, marketing and information services for an agreed upon fee pursuant to a long-term management contract. The OD PCs employ the ODs.

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

     The Company currently is required to maintain local and state business licenses to operate. However, as a result of the capitation element of some of its managed vision care relationships, the Company is required to obtain insurance licenses and to comply with certain routine insurance laws and regulations as an insurer in order to offer managed vision care programs directly to various employee groups. These insurance laws require that the Company make certain mandatory filings with the state relating to pertinent financial information and quality of care standards. Violation of any of these laws or regulations could possibly result in the Company incurring monetary fines and/or other penalties. Management of the Company believes the Company is currently in material compliance with these laws and regulations.

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

TRADEMARK  AND  TRADE  NAMES

     The Company's superstores operate under the trade names "EyeMasters," "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld", "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Vision World," "Doctor's VisionWorks" and "Eye DRx." In addition, "SlimLite" is the Company's trademark for its line of lightweight plastic lenses. Other trademarks and trade names used by the Company are "Master Eye Associates," "Master Eye Exam," "EyeMasters" and the "eyeball" mark used in conjunction with the trade name "EyeMasters."

EMPLOYEES

     As of December 29, 2001, the Company employed approximately 4,000 employees. Approximately 70 hourly paid workers in the Eye DRx stores are affiliated with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, with which the Company has a contract extending through November 30, 2003. The Company considers its relations with its employees to be good.

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

INDUSTRY

     OVERVIEW. Optical retail sales in the United States totaled $15.9 billion in 2001, according to industry sources. The optical retail market has grown each year at an average annual rate of approximately 5% from 1991 to 1997. During 1998 through 2000, the average annual growth rate decreased to approximately 2.0% and in 2001, the optical retail market declined 4.0%. A leading industry publication projects optical retail chains will have only a 2.4% increase in growth and a 1.0% overall growth rate in the optical industry in 2002.

     The following chart sets forth expenditures (based upon products sold) in the optical retail market over the past nine years according to a leading industry publication.



                         U.S. OPTICAL RETAIL SALES BY SECTOR 1992 2001
                                     (DOLLARS IN BILLIONS)


                                                                                          2001
                    1992   1993   1994   1995   1996   1997   1998   1999   2000   2001  SHARE
                   -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  ------

Lenses/treatments  $ 5.6  $ 6.0  $ 6.5  $ 6.8  $ 7.2  $ 7.6  $ 7.9  $ 8.0  $ 8.3  $ 8.1   50.9%
Frames               4.0    4.1    4.1    4.4    4.6    5.0    5.2    5.3    5.5    5.2   32.7%
Sunglasses           0.5    0.5    0.5    0.7    0.8    0.9    0.8    0.7    0.7    0.6    3.8%
Contact lenses       1.8    1.7    1.8    1.9    1.9    1.9    1.9    2.0    2.0    2.0   12.6%
                   -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  ------
                   $11.9  $12.3  $12.9  $13.8  $14.5  $15.4  $15.8  $16.0  $16.5  $15.9  100.0%
                   =====  =====  =====  =====  =====  =====  =====  =====  =====  =====  ======

     DISTRIBUTION. Eye care services in the United States are delivered by local providers consisting of approximately 65,000 opticians, 31,000 optometrists and 16,500 ophthalmologists. The optical retail industry in the United States is highly fragmented and consists of (i) independent practitioners (including opticians, optometrists and ophthalmologists) who operate an optical dispensary within their practice, (ii) optical retail chains and (iii) warehouse clubs and mass merchandisers. In 2001, optical retail chains accounted for approximately 34.0%
of the total market, while independent practitioners comprised approximately 56.6% and other distribution channels represented approximately 9.4%. Optical retail chains have begun consolidating the optical retail market, resulting in a decreased market share for independent practitioners. Independent practitioners' market share dropped from 63.0% to 56.6% between 1996 and 2001, while optical retail chains' market share increased over the same period from 31.3% to 34.0%.

     INDEPENDENT PRACTITIONERS. In 2001, independent practitioners represented $9.0 billion of eyewear retail sales, or 56.6% of the industry's total optical retail sales volume of $15.9 billion. Independent practitioners typically cannot provide quick turnaround of eyeglasses because they do not have laboratories on site and generally charge higher prices than other competitors. Moreover, their eyewear product assortment is usually narrow, although a growing portion includes some designer or branded products. Prior to 1974, independent practitioners benefited from regulatory and other factors which inhibited commercial retailing of prescription eyewear. In 1974, the Federal Trade Commission began requiring doctors to provide their patients with copies of their prescriptions, enabling sophisticated retailers to implement retail marketing concepts which resulted in to a more competitive marketplace. Independent practitioners' market share has declined from approximately 100% in 1974 to 56.6% in 2001, dropping 6.4% from 1996 to 2001. For the reasons set forth above, management believes that independent practitioners will continue to lose market share over the next several years.

     OPTICAL RETAIL CHAINS. Optical retail chains represented 34.0% of the total optical retail market in 2001. Over the past four years, the top one hundred optical retail chains (in terms of net revenues) have grown at a rate faster than the overall market. Optical retail chains include both superstores and conventional optical stores. Optical retail chains offer quality service provided by on-site optometrists and also carry a wide product line, emphasizing the fashion element of eyewear, although lower-priced lenses and frames are also available. In addition, the retail optical chains, particularly the superstores, are generally able to offer better value and service through a reduced cost structure, sophisticated merchandising and displays, economies of scale and greater volume. Furthermore, they can generate greater market awareness than the fragmented independent practitioners because optical retail chains usually invest more in advertising and promotions. Management believes that large optical chains are best positioned to benefit from industry consolidation trends including the growth in managed vision care. See discussion under "Managed Vision Care."

     WAREHOUSE CLUBS AND MASS MERCHANDISERS. Warehouse clubs and mass merchandisers usually provide eyewear in a host environment which is typically a larger general merchandise store. This segment typically provides some of the service elements of retail optical chains, but competes primarily on price. As a result, its eyewear selection tends to focus on lower-priced optical products. Moreover, this segment's low margin pricing strategy is generally incompatible with the pricing structure required by the managed vision care model. Warehouse clubs and mass merchandisers' market share increased from 4.2% in 1996 to 6.9% in 2001.

     OTHER. Other participants in the optical retail market include HMOs and school-controlled dispensaries. In 2001, other participants represented approximately 2.5% of the total optical retail market.

     TRENDS. Management believes that the optical retail market is being driven by the following trends:

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

     Increasing Role of Managed Vision Care. Management believes that optical retail sales through managed vision care programs, which were approximately $5.0 billion (or approximately 30% of the market) in 1997, will continue to increase over the next several years. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of managed vision care participants. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed vision care programs encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement. Management believes that large optical retail chains are likely to be the greatest beneficiaries of this trend as payors look to contract with chains who deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations and flexible hours of operation, and possess sophisticated information management and billing systems.

     Consolidation. Although the optical retail market in the United States is highly fragmented, the industry has experienced consolidation through mergers and acquisitions as well as shifting market share. In 2000, the top ten optical retail chains represented approximately 24.5% of the total optical market as compared to 18.0% in 1998. The remainder of the market included independent practitioners, smaller chains, warehouse clubs and mass merchandisers. Independent practitioners' market share dropped from 63.0% to 56.6% between 1996 and 2001, while optical retail chains' market share increased over the same period from 31.3% to 34.0%. Management believes that the large optical retail chains are better positioned than mass merchandisers and warehouse clubs to benefit from this consolidation trend and that such chains will continue to gain market share from the independent practitioners over the next several years.

     New Product Innovations. Since the late 1980's, several technological innovations have led to the introduction of new optical lenses and lens treatments, including progressive addition lenses (no-line bifocals), high-index and aspheric lenses (thinner and lighter lenses), polycarbonate lenses (shatter resistant) and anti-reflective coatings. These innovative products are popular among consumers, generally command premium prices, yielding higher margins than traditional lenses. The average retail price for all lenses and lens treatments has increased from

$88 to $106 between 1995 and 2001, reflecting, in part, the rising popularity of these products. Similarly, during the same period, the average retail price for eyeglass frames has increased from $57 to $82, due in large part to both technological innovation and an evolving customer preference for higher priced, branded frames. The 1995 to 2000 historical average growth rates for lenses and frames were 5% and 12%, respectively, while the 2001 average growth rates were 1% and 1% respectively. Management believes this decline in the growth rate is more related to the state of the economy than changes in consumer purchases.

     Lasik Surgery. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996, leading to a dramatic increase in the popularity of laser vision correction surgery. In 2000, eye care professionals performed an estimated 1.4 million laser vision correction surgery procedures in the U.S., representing an increase of 50% over the approximately 950,000 procedures performed in 1999. Industry forecasts estimate 1.8 million laser vision correction surgery procedures being performed in 2001. Despite this rapid growth, the number of vision correction surgery patients in 1999 represented 0.3% of the 161 million people with refractive vision conditions in the U.S. The consumer's evaluation process of LASIK surgery creates options other than eyeglasses and contacts. Management believes that the increase in LASIK procedures, and the evaluation process by potential customers (including both individuals who undergo LASIK surgery and those who decide not to undergo LASIK surgery) has contributed to the slower growth rates in the optical industry since 1998.


ITEM  2.  PROPERTIES

     As of March 15, 2002, the Company operated or managed 360 retail locations in the United States. The Company believes its properties are adequate and suitable for its purposes. The Company leases all of its retail locations, the majority of which are under triple net leases that require payment by the Company of its pro rata share of real estate taxes, utilities, and common area maintenance charges. These leases range in terms of up to 15 years. Certain leases require percentage rent based on gross receipts in excess of a base rent. The Company subleases a portion of substantially all of the stores or the landlord leases an adjacent space, to an Independent OD (or its wholly-owned operating entity). With respect to the OD PCs, the Company subleases the entire premises of the store to the OD PC. The terms of these leases or subleases range from one to fifteen years, with rentals consisting of a percentage of gross receipts, a base rental, or a combination of both. The general character of the Company's stores is described in Item 1 of this Report.

     The Company leases combined corporate offices and a retail location in San Antonio, Texas, pursuant to a fifteen-year lease starting in August 1997. In addition, the Company leases a combined distribution center and central laboratory in San Antonio, pursuant to a seven-year lease commencing in February 1997. The Company believes central distribution improves efficiency through better inventory management and streamlined purchasing.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. Except for the matters set forth below, no such pending matters, individually or in the aggregate, are deemed to be material to the business or financial condition of the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On December 11, 2001, the Company held its Annual Meeting of Shareholders in San Antonio, Texas. The following six directors were unanimously elected by the shareholders to serve a one year term to conclude at the next Annual Meeting of Shareholders:

     Bernard  W.  Andrews
     Anthony  J.  DiNovi
     Warren  C.  Smith
     Charles  A.  Brizius
     Norman  S.  Matthews
     Antoine  G.  Treuille

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock, par value $.01 per share, of the Company is not traded on any established public trading market. There are 14 holders of the Common Stock. No dividends were paid in fiscal 2000 or 2001 and payment of dividends is restricted by the Indenture governing the Exchange Notes (as defined in Management Discussion and Analysis - Liquidity and Capital Resources).
ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data in the table are derived from the consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. All references in this Annual Report on Form 10-K to 1997 or fiscal 1997, 1998 or fiscal 1998, 1999 or fiscal 1999, 2000 or fiscal 2000 and 2001 or fiscal 2001 relate to the fiscal years ended January 3, 1998, January 2, 1999, January 1, 2000, December 30, 2000 and December 29, 2001, respectively.
--------------------------------------------------------------------------------


                                                     January 3,    January 2,    January 1,    December 30,    December 29,
                                                        1998          1999          2000           2000            2001
                                                    ------------  ------------  ------------  --------------  --------------
STATEMENT OF OPERATIONS DATA:
Net revenues                                        $   219,611   $   237,851   $   293,795   $     338,457   $     336,034
Operating costs and expenses:
   Cost of goods sold                                    77,134        80,636        98,184         107,449         104,446
   Selling, general and administrative                  120,319       132,390       170,146         204,365         203,187
   Recapitalization and other expenses                        -        25,803             -               -               -
   Store closure expense                                      -             -             -           3,580               -
   Amortization of intangible assets                      2,870         3,705         5,653           9,137           8,697
                                                    ------------  ------------  ------------  --------------  --------------
   Total costs and expenses                             200,323       242,534       273,983         324,531         316,330
                                                    ------------  ------------  ------------  --------------  --------------
Operating income (loss)                                  19,288        (4,683)       19,812          13,926          19,704
Interest expense, net                                    13,738        19,159        24,685          28,694          27,537
In-substance defeased bonds interest expense, net             -         2,418             -               -               -
                                                    ------------  ------------  ------------  --------------  --------------
Income (loss) before income taxes                         5,550       (26,260)       (4,873)        (14,768)         (7,833)
Income tax expense                                          335            13           384             766           1,239
                                                    ------------  ------------  ------------  --------------  --------------
Net income (loss) before extraordinary item               5,215       (26,273)       (5,257)        (15,534)         (9,072)
Cumulative effect of change in acct principle                 -             -           491               -               -
Extraordinary loss                                            -         8,355             -               -               -
                                                    ------------  ------------  ------------  --------------  --------------
Net income (loss)                                   $     5,215   $   (34,628)  $    (5,748)  $     (15,534)  $      (9,072)
                                                    ============  ============  ============  ==============  ==============
OTHER FINANCIAL DATA:
Depreciation and amortization                       $    15,001   $    16,050   $    22,754   $      29,600   $      29,047
Capital expenditures                                      9,470        20,656        19,920          18,932          10,559
Gross Margin %                                             64.9%         66.1%         66.6%           68.3%           68.9%
Total Assets                                        $   180,144   $   222,907   $   261,678   $     250,920   $     225,013
Long Term Obligations(a)                            $   133,263   $   248,757   $   279,480   $     285,607   $     267,903
Ratio of earnings to fixed charges(b)                     1.27x         0.14x         0.85x           0.62x           0.79x
MISCELLANEOUS DATA:
EBITDA  (c)                                         $    34,289   $    37,170   $    42,386   $      47,107   $      48,751
EBITDA margin %                                           15.60%        15.60%        14.40%          13.90%          14.51%
Comparable store sales growth (d)                          3.80%         1.10%         1.10%           0.90%          -1.40%
End of period stores                                        239           270           361             361             359
Sales per store (e)                                 $       995   $     1,007   $       987   $         940   $         935

(A) Long-term obligations include redeemable preferred stock of $12,117 for fiscal 1997.

(b) In computing the ratio of earnings to fixed charges, "earnings" represents income (loss) before income tax expense plus fixed charges. "Fixed charges" consists of interest, amortization of debt issuance costs and a portion of rent, which is representative of interest factor (approximately one-third of rent expense).

(c) EBITDA represents consolidated net income (loss) before interest expense, income taxes, depreciation and amortization (other than amortization of store pre-opening costs), recapitalization and other expenses and store closure expense. The Company has included information concerning EBITDA because it believes that EBITDA is used by certain investors as one measure of a company's historical ability to fund operations and meet its financial obligations. EBITDA should not be considered as an alternative to, or more meaningful than, operating income (loss) or net income (loss) in accordance with generally accepted accounting principals as an indicator of the Company's operating performance or cash flow as a measure of liquidity. Additionally, EBITDA presented may not be comparable to similarly titled measures reported by other companies.

(d) Comparable store sales growth increase is calculated comparing net revenues for the period to net revenues of the prior period for all stores open at least twelve months prior to each such period.

(e) Sales per store is calculated on a monthly basis by dividing total net revenues by the total number of stores open during the period. Annual sales per store is the sum of the monthly calculations.

(f)  All  dollars  are  in  thousands.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is the third largest retail optical chain in the United States as measured by net revenues, operating or managing 360 stores, 291 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Vision World," "Doctor's
VisionWorks" and "Eye DRx." The Company operates in the $5.4 billion retail optical chain sector of the $15.9 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry, (iv) new product innovations and
(v)  the  greater  frequency  of  eyewear  purchases.

     The industry is highly fragmented and is undergoing significant consolidation. See the discussion under the heading "Industry" within "ITEM 1. BUSINESS." The Company has consummated and integrated four acquisitions.

-    In  September  1996,  the  Company consummated the Visionworks Acquisition.
- In September 1997, the Company consummated the Hour Eyes Acquisition and simultaneously entered into a long-term business management agreement with the PC to manage an additional twelve Hour Eyes optical stores in Virginia.
- In September 1998, the Company consummated the Bizer Acquisition and simultaneously entered into a long-term business management agreement with the Bizer OD to manage the nineteen stores primarily in Kentucky and Tennessee.
- In August 1999, the Company consummated the Vision 21 Acquisition and simultaneously entered into a long-term management agreement with the VTO OD to manage the nineteen Eye DRx stores in New Jersey.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed vision care relationships aggressively in order to help the Company's retail business grow and over the past five years has devoted significant management resources to the development of its managed vision care business. While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed vision care relationships also compensates for the lower average ticket price. During fiscal 2001, approximately 42.4% of the Company's total revenues were derived from managed vision care programs. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

     The Company uses a 52 or 53 week fiscal year ending on the Saturday closest to December 31, with monthly results on a 4-4-5 week basis each quarter. Fiscal 1998, 1999, 2000 and 2001 were 52 week fiscal years and fiscal 1997 was a 53-week year.

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

     In fiscal 2002, the Company adopted a new accounting standard, SFAS No. 142 "Goodwill and Other Intangibles," in which goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. The Company's future results of operations will be positively impacted as its amortization expense is significantly reduced; however, EBITDA will not be impacted as the amortization charges were not previously included in the calculation. The Company performed the first of the required impairment tests of goodwill as of December 30, 2001, and based upon its analysis, the Company believes that no impairment of goodwill exists.

     The following is a discussion of certain factors affecting the Company's results of operations from fiscal 1999 to fiscal 2001 and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

     RESULTS  OF  OPERATIONS


         The  following table sets forth the percentage relationship to net revenues of  certain  income  statement  data.

                                                                    Fiscal Year Ended
                                                                    ------------------
                                                                   1999    2000    2001
                                                      ------------------  ------  ------
Net Revenues:
Optical sales                                                      99.0%   99.2%   99.0%
Management fee                                                      1.0     0.8     1.0
                                                      ------------------  ------  ------
Total net revenues                                                100.0   100.0   100.0

Operating costs and expenses:
Cost of goods sold (a)                                             33.8    32.0    31.4
Selling, general and administrative expenses (a)                   58.5    60.9    61.1
Store closure expenses                                                -     1.1       -
Amortization of intangibles                                         1.9     2.7     2.6
                                                      ------------------  ------  ------

Total operating costs and expenses                                 94.2    96.7    94.1
                                                      ------------------  ------  ------
Income from operations                                              5.8     3.3     5.9
Interest expense, net                                               8.4     8.5     8.2
                                                      ------------------  ------  ------
Loss before income taxes                                           (2.6)   (5.2)   (2.3)
Income tax expense                                                  0.1     0.2     0.4
                                                      ------------------  ------  ------
Net loss before extraordinary item                                 (2.7)   (5.4)   (2.7)
Cumulative effect of change in accounting principle                 0.2       -       -
                                                      ------------------  ------  ------
Net loss                                                           (2.9)   (5.4)   (2.7)
                                                      ==================  ======  ======

EBITDA margin                                                      14.4%   13.9%   14.5%

(a)  Percentages  based  on  optical  sales  only


FISCAL  2001  COMPARED  TO  FISCAL  2000

     Net Revenues. The decrease in net revenues to $336.0 million in 2001 from $338.5 million in fiscal 2000 was largely the result of a decrease in comparable store sales of 1.4%. Comparable transactions were relatively flat and average ticket prices decreased compared to the prior year. In addition, managed vision care sales increased in fiscal 2001 as compared to fiscal 2000. The Company opened eight stores and closed ten stores in fiscal 2001.

     Gross Profit. Gross profit increased to $231.6 million in fiscal 2001 from $231.0 million in fiscal 2000. Gross profit as a percentage of optical sales increased to 68.6% ($228.1 million) in fiscal 2001 as compared to 68.0% ($228.2 million) in fiscal 2000. This percentage increase was primarily due to improved buying efficiencies, primarily in frames and contact lenses.

     Selling General & Administrative Expenses (SG&A). SG&A decreased to $203.2 million in fiscal 2001 from $204.4 in fiscal 2000. SG&A as a percentage of optical sales increased to 61.1% in fiscal 2001 from 60.9% in fiscal 2000. This percentage increase was due primarily to an increase in doctor payroll expenses and occupancy expenses offset by advertising buying efficiencies. The advertising savings were related to a change in media buying which produced more media coverage at a lower cost.

     Amortization Expense. Amortization expense decreased to $8.7 million for fiscal 2001 from $9.1 million in fiscal 2000.

     Net Interest Expense. Net interest expense decreased to $27.5 million for fiscal 2001 from $28.7 million for fiscal 2000. This decrease was primarily due to the overall decline in market interest rates in 2001.

FISCAL  2000  COMPARED  TO  FISCAL  1999

     Net Revenues. The increase in net revenues to $338.5 million in 2000 from $293.8 million in fiscal 1999 was largely the result of the VTO Retail Acquisition and an increase in comparable store sales of 0.9%. This acquisition resulted in an increase in net revenues of $34.7 million for fiscal 2000. Comparable transactions were relatively flat, and average ticket prices increased compared to the prior year. The Company opened fifteen stores and closed fifteen stores in fiscal 2000 for a net zero change in its store count.

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

     Net Interest Expense. Net interest expense increased to $28.7 million for fiscal 2000 from $24.7 million for fiscal 1999. This increase was due to the increased borrowings made in connection with the VTO Retail Acquisition.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash flows from operating activities provided net cash for 2001, 2000 and 1999 of $27.4 million, $11.2 million and $15.3 million, respectively. As of December 29, 2001, the Company had $3.4 million of cash available to meet the Company's obligations.

     Capital expenditures for 2001, 2000 and 1999 were $10.6 million, $18.9 million and $19.9 million, respectively. Capital expenditures for 2002 are projected to be approximately $9.5 million. Capital expenditures are related to the construction of new stores, the repositioning of existing stores in some markets and the purchase of new computer systems for the stores. These capital expenditures include leasehold improvements, laboratory, equipment, furniture and fixtures, doctors' equipment, point-of-sale equipment, and computer hardware and software.

     On April 24, 1998, the Company entered into a credit agreement (the "Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"). The proceeds of the Credit Facility were used to pay long term debt outstanding under the previous credit facility. At December 29, 2001, the Company had $33.0 million outstanding under the Term Loan Facility, $21.5 million outstanding under the Revolving Credit Facility, and $67.9 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition. On December 27, 2000, the Company amended the Credit Facility. As a result of the amendment to the Credit Facility, interest on borrowings was increased by 100 basis points from the original interest rates under the amended Credit Facility and various financial covenants and scheduled principal payments were revised. Borrowings made under the Credit Facility (as amended) bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% to 3.25% or the Base Rate (as defined in the Credit Facility) plus 1.25% to 2.25%. At December 29, 2001, the Company's Credit Facility bore interest at LIBOR plus 3.25% and the Base Rate plus 2.25%. Under the amended Credit Facility, the Term Loan Facility matures five years from the closing date of the Credit Facility, the $33.0 million outstanding balance will amortize quarterly in aggregate annual principal amounts of approximately, $12.8 million and $20.2 million, respectively, for fiscal years 2002 through 2003.

     In connection with the Recapitalization, the Company completed a debt offering of (the Initial Notes, consisting of the Fixed Rate Notes and the Floating Rate Notes. Interest on the Initial Notes' was payable semiannually on each May 1 and November 1, commencing on November 1, 1998. Interest on the Fixed Rate Notes accrued at the rate of 9 1/8% per annum. The Floating Rate Notes bore interest at a rate per annum, reset semiannually, and equal to LIBOR (as defined in the Indenture) plus 3.98%. The Initial Notes were not entitled to the benefit of any mandatory sinking fund. For discussion of restrictions on subsidiaries, see Note 8 to the December 29, 2001 Consolidated Financial Statements.

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

     During 1998, the Company issued 300,000 shares of a new series of preferred stock (the "Preferred Stock"), par value $.01 per share. Dividends on shares of Preferred Stock are cumulative from the date of issue (whether or not declared) and will be payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded quarterly. The Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets.

     The Company anticipates that cash from operations and funds available under the Revolving Credit Facility will be sufficient to finance the Company's continuing operations and projected capital expenditures and to make all required payments of principal and interest on the Exchange Notes through the next twelve months. The ability of the Company to satisfy its financial covenants within its amended Credit Facility, meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which inturn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. The Company believes that its ability to repay the Exchange Notes and amounts outstanding under the Revolving Credit Facility and the Acquisition Facility at maturity will likely require additional financing.

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

INTEREST  RATE  RISK

     The Company's primary market risk exposure is interest rate risk, with specific vulnerability to changes in LIBOR. As of December 29, 2001, $172.0 million of the Company's long-term debt bore interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming a two hundred basis point change in the 2001 average interest rate under the $172.0 million in borrowings, the Company's 2001 interest expense would have changed approximately $3.4 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The table below sets forth the names, ages and positions of the executive officers and directors of the Company.


NAME                  AGE  POSITION
----                  ---  --------

David E. McComas       59  President and Chief Executive Officer
Alan E. Wiley          54  Executive Vice President, Chief Financial Officer,
                           President of Managed Vision Care, Secretary and Treasurer
George E. Gebhardt     51  Executive Vice President of Merchandising, Marketing and Distribution
Bernard W. Andrews     60  Chairman
Charles A. Brizius     33  Director
Anthony J. DiNovi      39  Director
Norman S. Matthews     68  Director
Warren C. Smith, Jr.   45  Director
Antoine G. Treuille    52  Director

     Directors of the Company are elected at the annual shareholders' meeting and hold office until their successors have been elected and qualified. The officers of the Company are chosen by the Board of Directors and hold office until they resign or are removed by the Board of Directors.

     David E. McComas has served as the President and Chief Executive Officer of the Company since July 2001. From July 1998 to July 2001, Mr. McComas served as the President and Chief Operating Officer of the Company. Prior to joining the Company in July 1998, Mr. McComas was Western Region President and Corporate Vice President, Circuit City Stores, Inc., and was responsible for ten Western States and Hawaii since 1994. Prior to 1994, Mr. McComas was General Manager of Circuit City Stores, Inc. Mr. McComas has over thirty years of store management experience including positions with Montgomery Ward Holding Corporation and Sears, Roebuck & Co. Since 1996, Mr. McComas has served as a Director of West Marine, Inc.

     Alan E. Wiley has served as Executive Vice President and Chief Financial Officer of the Company since November 1998 and as President of Managed Vision Care, Inc. since July 2001. From 1992 until November 1998, Mr. Wiley served as the Senior Executive Vice President, Secretary, Chief Financial and Administrative Officer and a Director of The Cato Corporation. From 1981 through 1990, Mr. Wiley held senior administrative and financial positions with British American Tobacco, U.S., in various companies of the specialty retail division.

     George E. Gebhardt has served as the Company's Executive Vice President of Merchandising, since September 1996 when the Company purchased his former employer, Visionworks. He assumed the responsibilities of the Company's Marketing in June 1998. Mr. Gebhardt was with Visionworks from February 1994 to September 1996 serving in various positions, most recently Senior Vice President of Merchandising and Marketing. Prior to that,

     Mr. Gebhardt spent over thirteen years with Eckerd Corporation in various operational positions including Senior Vice President, General Manager of Eckerd Vision Group. Mr. Gebhardt also spent seven years working for Procter & Gamble serving in various positions including Unit Sales Manager of Procter & Gamble's Health and Beauty Care Division.

     Bernard W. Andrews retired as Chief Executive Officer in July 2001 and now serves as the Company's Chairman of the Board, a position he has held since the consummation of the Recapitalization. Mr. Andrews joined the Company as Director and Chief Executive Officer in March 1996. From January 1994 to April 1995, Mr. Andrews was President and Chief Operating Officer as well as a Director of Montgomery Ward-Retail. He was an Executive Vice President and a Director of Circuit City Stores, Inc., from October 1990 to January 1994. Mr. Andrews was with Montgomery Ward-Retail from October 1983 to May 1990, serving as President-Hardlines, Executive Vice President-Marketing and Vice President-Home Fashions. Prior to 1983, Mr. Andrews spent twenty years with Sears, Roebuck & Co. in a number of merchandising, marketing and operating positions.

     Norman S. Matthews has served as a Director of the Company since October 1993 and served as Chairman from December 1996 to April 1998. Mr. Matthews is Chairman of the Executive Committee of the Company's Board of Directors. From 1988 to the present, Mr. Matthews has been an independent retail consultant and venture capitalist. Mr. Matthews was President of Federated Department Stores from 1987 to 1988, and served as Vice Chairman from 1983 to 1987. He is the Chairman of Galyan's Trading Company and is also a Director of Finlay Enterprises, Inc., Toys "R" Us, Inc., The Progressive Corporation, Sunoco, Inc. and Lechters, Inc.

     Antoine G. Treuille has served as a Director of the Company since October 1993. In 1999, Mr. Treuille became Managing Director of Mercantile Capital Partners, a private equity investment fund. He was previously Managing Director of Financo, Inc., an investment bank, from March 1998 until 1999. Mr. Treuille has served as President of Charter Pacific Corp. since May 1996. Prior to this position, Mr. Treuille served as Senior Vice President of Desai Capital Management Inc. From September 1985 to April 1992, he served as Executive Vice President with the investment firm of Entrecanales, Inc. Mr. Treuille also serves as a Director of ERAMET and Special Metals Corp.

     Anthony J. DiNovi has served as a Director of the Company since the consummation of the Recapitalization. Mr. DiNovi has been employed by Thomas H. Lee Company since 1988 and currently serves as a Managing Director. Mr. DiNovi is a Managing Director and Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP. Mr. DiNovi also serves as a Director of Fisher Scientific International, Inc., Fair Point Communications, Inc., US LEC Corporation, Vertis, Inc. and various private companies.

     Warren C. Smith, Jr., has served as a Director of the Company since the consummation of the Recapitalization. Mr. Smith has been employed by Thomas H. Lee Company since 1990 and currently serves as a Managing Director. Mr. Smith is a Managing Director and Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP. Mr. Smith also serves as a Director of Rayovac Corporation and Finlay Enterprises, Inc.

     Charles A. Brizius has served as a Director of the Company since the consummation of the Recapitalization. Mr. Brizius worked at Thomas H. Lee Company from 1993 to 1995, rejoined in 1997 and currently serves as a Vice President. Mr. Brizius is a Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP. From 1991 to 1993, Mr. Brizius worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department. Mr. Brizius also serves as a Director of TransWestern Publishing, L.P., United Industries Corporation and Big V Supermarkets, Inc.

ITEM  11.  EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning the compensation paid during the last three years to the Company's Chief Executive Officer and the four other most highly compensated executive officers serving as executive officers at the end of fiscal 2001 (the "Named Executive Officers").



                                           SUMMARY COMPENSATION TABLE


                                                                                   LONG-TERM
                                           ANNUAL                                COMPENSATION
                                                                                 -------------
                                        COMPENSATION                                AWARDS
                                        -------------                             ------------
                                                                    OTHER ANNUAL   SECURITIES       ALL OTHER
                                                                    COMPENSATION   UNDERLYING     COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR  SALARY($)(A)   BONUS($)(B)         ($)(C)  OPTIONS(#)            ($)(D)
--------------------------------  ----  -------------  -----------  -------------  -------------  -------------

David E. McComas                  2001        399,109      112,500              -              -              -
   President and Chief            2000        349,836            -              -              -              -
   Executive Officer              1999        340,800       75,000              -              -              -

Alan E. Wiley                     2001        258,038       68,750              -              -              -
   Executive Vice President,      2000        241,982            -              -              -              -
   Chief Financial Officer,       1999        226,269       73,508         75,991              -              -
   President of Managed Vision
   Care, Secretary and Treasurer

George E. Gebhardt                2001        223,692       25,000              -              -              -
   Executive Vice President of    2000        215,192            -              -              -              -
   Merchandising, Marketing and   1999        206,769       40,000              -              -              -
   Distribution

Bernard W. Andrews                2001        359,616            -              -              -          6,236
   Chairman of the Board          2000        582,695            -              -              -          5,654
                                  1999        530,774      100,000              -              -          5,211

Michele Benoit (e)                2001        152,231            -              -              -              -
   Senior Vice President of       2000        147,077            -              -              -              -
   Human Resources                1999        140,923       25,000              -              -              -

____________

(a) Represents annual salary, including any compensation deferred by the Named Executive Officer pursuant to the Company 401(k) defined contribution plan.
(b) Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year.
(c) Except with Respect to Mr. Alan E. Wiley for 1999, the dollar value of the perquisites and other personal benefits, securities or property paid to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus received by the Named Executive Officer. Of the total other annual compensation received by Mr. Wiley in 1999, $68,791 related to relocation expenses paid by the Company on behalf of Mr. Wiley.
(d)  During  2001,  2000  and  1999, the Company paid $6,236, $5,654 and $5,211, respectively,  for  premiums  for  term  life  insurance  for  Mr. Andrews.
(e)  Ms.  Benoit  tendered  her  resignation  in  January  2002.

     STOCK OPTION GRANTS. The Named Executive Officers have not been granted any options or SARs in fiscal 2001.

     STOCK OPTION EXERCISES AND HOLDINGS TABLE. On June 15, 2001, the Company entered into Option Cancellation Agreements (the "Cancellation Agreements") with certain employees and directors (the "Optionees") to cancel all outstanding options which were granted under the Company's 1998 Stock Option Plan (the "Plan") due to changes in the fair market value of the Company's common stock. The Cancellation Agreements provided that a new grant would be made no earlier than six months and a day after the cancellation of the options and such grant was made on January 8, 2002. Therefore, the Named Executive Officers did not hold any unexercised options as of December 29, 2001.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     The Board of Directors has an Executive Committee of which Norman S. Matthews is chairman and Anthony DiNovi and Warren Smith are members.

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

     The Company entered into a three year consulting agreement (the "Consulting Agreement"), effective as of the closing of the Recapitalization, with Norman S. Matthews, which provides for the payment of an annual consulting fee of $50,000. The Consulting Agreement provides for the grant to Mr. Matthews, concurrently with the closing of the Recapitalization, of an option to purchase 110,000 shares as of the closing of the Recapitalization, subject to a vesting schedule which will be one-half time based and one-half performance based, at an exercise price equal to approximately $10.41 per share, the same price paid by THL in connection with the Recapitalization. These options were cancelled in connection with the Cancellation Agreements in 2001 and replacement options were issued on January 8, 2002. Antoine Treuille was granted a replacement option to purchase 15,000 shares of Common Stock and Norman Matthews was granted a replacement option to purchase 111,412 shares of Common Stock. The replacement options are at an exercise price of $5.00 per share and vest 50% on the date of grant, and an additional 25% will vest on each of the first and second anniversary of the date of grant. In addition, Antoine Treuille receives $10,000 per year for his services. Mr. Treuille received 5,000 options in 1998, 1999 and 2000 at an exercise price of $10.41, $10.41 and $12.85 per share, respectively, subject to a vesting schedule of equal amounts over four years. These options were cancelled in connection with the Cancellation Agreements in 2001 and replacement options were issued in January 2002. The replacement options are subject to a three year vesting schedule and are at an exercise price of $5.00 per share. Except with respect to the consulting fee paid to Mr. Matthews, the annual payment paid to Mr. Treuille and the management fee paid to THL Co., during fiscal 2001 none of the directors of the Company received any compensation for their services as directors of the Company.

EMPLOYMENT  AGREEMENTS

     On July 2, 2001, the Company announced that Bernard W. Andrews retired as Chief Executive Officer of the Company. David E. McComas, previously President and Chief Operating Officer succeeded Mr. Andrews as Chief Executive Officer and became a director, on July 2, 2001. Mr. Andrews continues to serve as Chairman of the Board.

     Mr. McComas entered into an employment agreement with the Company, effective July 2, 2001, which provides for his employment with the Company for an initial term of two years, and thereafter renewing for consecutive one year terms unless terminated by either party. Mr. McComas is entitled to a base salary of $450,000 during the first year and $500,000 during the second year. Mr. McComas will be eligible to receive an annual performance bonus upon the achievement by the Company of certain EBITDA targets as determined from year to year by the Board of Directors.

     Mr. McComas is entitled to receive severance of his base salary upon termination by the Company without cause, as defined within the employment agreement. Severance shall be paid over twelve months. Mr. McComas is also subject to a standard restrictive covenants agreement (including non-competition, non-solicitation, and non-disclosure covenants) during the term of his employment and for a period of one year following termination for any reason.

     Mr. McComas received non-qualified options to purchase 220,000 shares of Common Stock at an exercise price of $5.00 per share on January 8, 2002. These options vest over a four year period.

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

STOCK  OPTION  PLAN
     The Company has granted stock options to certain officers under the Company's 1998 stock option plan. On June 15, 2001, the Company entered into Option Cancellation Agreements (the "Cancellation Agreements") with certain employees and directors (the "Optionees") to cancel all outstanding options which were granted under the Company's 1998 Stock Option Plan (the "Plan") due to changes in the fair market value of the Company's common stock. The Cancellation Agreements provided that a new grant would be made no earlier than six months and a day after the cancellation of the options and such grant was made on January 8, 2002. As of March 15, 2002, options to purchase 881,775 shares of Common Stock were outstanding. Of the outstanding options, 854,775 were replacement options issued in relation to the Cancellation Agreements. Subject to acceleration under certain circumstances, these options vest over a four-year period with 40% vesting on the date of grant and an additional 20% vesting on each of the first, second and third anniversaries of the date of grant. The remaining 27,000 outstanding options were granted in the normal course of business under the Company's 1998 stock option plan. Subject to acceleration under certain circumstances, these options vest over a four-year period with 10%, 15%, 25% and 50% vesting on each of the anniversaries of the date of grant. The per option exercise price is $5.00. Generally, all unvested options will be forfeited upon termination of employment.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During 2001, the Compensation Committee consisted of Messrs. Matthews, DiNovi and Smith, none of whom were an officer or employee of the Company.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the anticipated beneficial ownership of shares of the Common Stock as of March 15, 2002 by persons who are beneficial owners of more than 5% of the Common Stock, by each director, by each executive officer of the Company and by all directors and executive officers as a group, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All shares of the Common Stock are voting stock.




                                                                           SHARES OF      PERCENTAGE
NAME OF BENEFICIAL OWNER(A)                                                COMMON STOCK   OF CLASS
---------------------------                                                ------------   ----------
Affiliates of THL Co.(b)                                                      6,664,800        90.1%
Equity-Linked Investors-II (c)                                                  383,616         5.2
Bernard W. Andrews (e)                                                          223,068           *
David E. McComas (f)                                                            112,015           *
Norman S. Matthews (g)                                                           75,398           *
Antoine G. Treuille (h)                                                          14,028           *
George E. Gebhardt (i)                                                           48,999           *
Alan E. Wiley(j)                                                                 35,606           *
Anthony J. DiNovi (b)                                                         6,664,800        90.1
Warren C. Smith (b)                                                           6,664,800        90.1
Charles A. Brizius (b)                                                        6,664,800        90.1
All directors and executive officers of the Company as a group (11)(b)(d)     7,173,914        94.1

*    Less  than  1%.
(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and reflects general voting power and/or investment power with respect to securities.
(b) The business address for such person(s) is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109. Of the securities held by affiliates of Thomas H. Lee Company, 5,664,330 are held by the Thomas H. Lee Equity Fund IV, L.P., 195,133 are held by the Thomas H. Lee Foreign Fund IV, L.P., 551,323 are held by Thomas H. Lee Foreign Fund IV-B, L.P. and 254,014 are held by others. All such voting securities may be deemed to be beneficially owned by THL Equity Advisors IV, LLC ("Advisors") the general partner of THL Fund IV, Thomas H. Lee, Messrs. DiNovi, Smith and the other managing directors and by Mr. Brizius and the other officers of THL Co., in each case pursuant to the definition of beneficial ownership provided in footnote (a). Each of such persons disclaims beneficial ownership of such shares.
(c) Equity-Linked Investors-II is an investment partnership managed by Desai Capital Management Incorporated. The business address for such person is c/o Desai Capital Management, Incorporated, 540 Madison Avenue, New York, New York 10022.
(d) Includes 214,154 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2002).
(e) Includes 30,948 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2002). Excludes 250,327 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2002).
(f) Includes 88,000 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2002). Excludes 112,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2001).
(g) Includes 55,706 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2002). Excludes 55,706 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2001).
(h) Includes 7,500 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2002). Excludes 7,500 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2002).
(i) Includes 14,000 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2002). Excludes 36,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2002).
(j) Includes 26,000 shares issuable pursuant to presently exercisable options or those exercisable prior to May 1, 2002). Excludes 39,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2001).

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

MANAGEMENT  AGREEMENT

     The Company and THL Co. entered into a management agreement as of the closing date of the Recapitalization (the "Management Agreement"), pursuant to which (i) THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the Recapitalization and structuring, negotiating and arranging the debt financing and (ii) THL Co. would receive $500,000 per year plus expenses for management and other consulting services provided to the Company, including one percent (1%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition. As of December 31, 2000, the Management Agreement was amended to reduce the fees to $250,000 per year plus expenses for management and other consulting services provided to the Company. However, such fee may be increased dependent upon the Company attaining certain leverage ratios. The Management Agreement continues unless and until terminated by mutual consent of the parties in writing, for so long as THL Co. provides management and other consulting services to the Company. The Company believes that the terms of the Management Agreement are comparable to those that would have been obtained from unaffiliated sources.

STOCKHOLDERS'  AGREEMENT

     The Company entered into a Stockholders' Agreement (the "Stockholders' Agreement") among THL and the other shareholders of the Company upon the consummation of the Recapitalization. Pursuant to the Stockholders' Agreement, the shareholders are required to vote their shares of capital stock of the Company to elect a Board of Directors of the Company consisting of directors designated by THL. The Stockholders' Agreement also grants THL the right to require the Company to effect the registration of shares of Common Stock it (or its affiliates) holds for sale to the public, subject to certain conditions and limitations. If the Company proposes to register any of its securities under the Securities Act of 1933, as amended, whether for its own account or otherwise, the shareholders are entitled to notice of such registration and are entitled to include their shares in such registration, subject to certain conditions and limitations. All fees, costs and expenses of any registration effected on behalf of such shareholders under the Stockholders' Agreement (other than underwriting discounts and commissions) will be paid by the Company.

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


                                                                                               Page
                                                                                             of 10-K
                                                                                             -------
 1.  FINANCIAL STATEMENTS

     Report of Independent Auditors                                                            F-2

     Consolidated Balance Sheets at December 30, 2000 and December 29, 2001                    F-3

     Consolidated Statements of Operations for the Years Ended January1, 2000,
     December 30, 2000 and December 29, 2001                                                   F-4

     Consolidated Statements of ShareholdersDeficit January1, 2000,
     December 30, 2000 and December 29, 2001                                                   F-5

     Consolidated Statements of Cash Flows January1, 2000,
     December 30, 2000 and December 29, 2001                                                   F-6

     Notes to the Consolidated Financial Statements                                            F-8

 2.  FINANCIAL STATEMENT SCHEDULES

     Schedule II Consolidated Valuation and Qualifying Accounts For the Years Ended
     January1, 2000, December 30, 2000 and December 29, 2001                                   F-39

 3.  EXHIBITS

        2.1    Stock Purchase Agreement dated August15, 1996 by and between Eye Care
               Centers of America, Inc., Visionworks Holdings, Inc. and the Sellers listed therein. (a)

        2.2    Stock Purchase Agreement, dated September30 1997, by and among Eye
               Care Centers of America, Inc., a Texas corporation, Robert A. Samit, O. D.
               and Michael Davidson, O. D. (a)

        2.3    Recapitalization Agreement dated as of March6, 1998 among ECCA
               Merger Corp., Eye Care Centers of America, Inc. and the sellers Listed therein. (a)

        2.4    Amendment No. 1 to the Recapitalization Agreement dated as of April23,
               1998 among ECCA Merger Corp., Eye Care Centers of America, Inc, and
               the sellers listed therein. (a)

        2.5    Amendment No. 2 to the Recapitalization Agreement dated as of April24,
               1998 among ECCA Merger Corp., Eye Care Centers of America, Inc. and
               the sellers listed therein. (a)



 2.6 Articles of Merger of ECCA Merger Corp. with and into Eye Care Centers of America, Inc. dated April24, 1998. (a)

 2.7  Master Asset Purchase Agreement, dated as of August22, 1998, by and among Eye Care Centers of America, Inc., Mark E. Lynn, Dr. Mark Lynn &
      Associates, PLLC, Dr. BizerVision World, PLLC and its affiliates. (a)
      Amendment No. 1 to Retail Business Management Agreement by and
      between Visionary Retail Management, Inc. and Dr. Mark Lynn &
      Associates, PLLC dated June 1, 1999. (j)  Amendment No. 1 to Professional
      Business Management Agreement by and between Visionary MSO, Inc. and
      Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (j)  Amendment No.
      1 to Professional Business Management Agreement by and between
      Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated August
      1, 2000. (j)  Amendment No. 1 to Retail Business Management Agreement
      by and between Visionary Retail Management, Inc. and Dr. Mark Lynn &
      Associates, PLLC dated August 31, 2000. (j)

 2.8 Letter Agreement, dated October1, 1998, amending and modifying that certain Master Asset Purchase Agreement, dated as of August22, 1998, by and among Eye Care Centers of America, Inc.; Mark E. Lynn; Dr. Mark
      Lynn & Associates, PLLC, Dr. BizerVisionWorld, PLLC and its affiliates. (a)

 2.9  Asset Purchase Agreement, dated July 7,1999, by and among Eye Care
      Centers of America, Inc., Vision Twenty-One, Inc., and The Complete
      Optical Laboratory, Ltd., Corp.  (c)   Amendment No. 2 to Business
      Management Agreement by and between Charles M. Cummins, O.D., P.A.
      and Eye Drx Retail Management, Inc. dated February 29, 2000. (j)
      Amendment No. 3 to Business Management Agreement by and between
      Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc.
      dated May 1, 2000. (j)   Amendment No. 4 to Business Management
      Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx
      Retail Management, Inc. dated February 1, 2001. (j)

2.10 Letter Agreement, dated August 31,1999, amending and modifying that certain Asset Purchase Agreement, dated July 7,1999 by and among Eye
      Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete
      Optical Laboratory, Inc., Corp. (d)

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



  4.2  Form of Fixed Rate Exchange Note (included in Exhibit 4.1 hereto). (a)

  4.3  Form of Floating Rate Exchange Note (included in Exhibit 4.1 hereto). (a)

  4.4  Form of Guarantee (included in Exhibit 4.1 hereto). (a)

  4.5  Registration Rights Agreement dated April24, 1998 between Eye Care
       Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch,
       Pierce, Fenner & Smith Incorporated. (a)

 10.1 Form of StockholdersAgreement dated as of April24, 1998 by and among Eye Care of America, Inc. and the shareholders listed therein. (a)

 10.2  1998 Stock Option Plan. (a)

 10.3  Employment Agreement dated July 2, 2001 by and between Eye Care
       Centers of America, Inc. and David E. McComas. (k)

 10.4  Stock Option Agreement dated July 2, 2001 by and between Eye Care
       Centers of America, Inc and Alan E. Wiley. (k)

 10.5  Form of Employment Agreement dated January1, 1998 between Eye Care
       Centers of America, Inc. and George Gebhardt. (a)

 10.6 Management Agreement, dated as of April24, 1998, by and between Thomas H. Lee Company and Eye Care Centers of America, Inc. (a)

10.7 Retail Business Management Agreement, dated September30, 1997, by and between Dr. Samit's Hour Eyes Optometrist, P.C., a Virginia professional corporation, and Visionary Retail Management, Inc., a Delaware corporation.
     *  (a)  Amendment  No. 1 to the Retail Business Management Agreement, dated
     June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit's Hour Eyes Optometrist, P.C., and Visionary Retail
     Management,  Inc.  (j)

10.8 Professional Business Management Agreement dated September30, 1997, by and between Dr. Samit's Hour Eyes Optometrists, P.C., a Virginia professional corporation, and Visionary MSO, Inc., a Delaware corporation. * (a)
     Amendment  No.  1  to the Professional Business Management Agreement, dated
     June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit's Hour Eyes Optometrist, P.C., and Visionary MSO, Inc.
     (j)

 10.9  Contract for Purchase and Sale dated May29, 1997 by and between Eye
       Care Centers of America, Inc. and JDB Real Properties, Inc. (a)

10.10  Contract for Purchase and Sale dated May29, 1997 by and between Eye
       Care Centers of America, Inc. and JDB Real Properties, Inc. (a)

10.11 Amendment to Contract for Purchase and Sale dated July3, 1997 by and between Eye Care Centers of America, Inc. and JDB Real Properties,
       Inc. (a)



10.12 Second Amendment to Contract for Purchase and Sale dated July10, 1997 by and between Eye Care Centers of America, Inc. and JDB Real
       Properties, Inc. (a)

10.13  Third Amendment to Contract for Purchase and Sale by and between Eye
       Care Centers of America, Inc., John D. Byram, Dallas Mini #262. Ltd. and
       Dallas Mini #343, Ltd. (a)

10.14  Commercial Lease Agreement dated August19, 1997 by and between John
       D. Byram, Dallas Mini #262, Ltd. and Dallas Mini #343, Ltd. and Eye Care
       Centers of America, Inc. (a)

10.15  Master Lease Agreement, dated August12, 1997, by and between Pacific
       Financial Company and Eye Care Centers of America, Inc., together with all amendments, riders and schedules thereto. (a)

10.16  Credit Agreement, dated as of April23, 1998, among Eye Care Centers of
       America, Inc., Various Lenders, Bankers Trust Company, as Administrative
       Agent, and Merrill Lynch Capital Corporation, as Syndication Agent. (a)

10.17 First Amendment to Credit Agreement, dated as of December, 27, 2000, among Eye Care Centers of America, Inc., Various Lenders, Bankers Trust
       Company, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent. (i)

10.18  Purchase Agreement, dated as of April24, 1998, by and among Eye Care
       Centers of America, Inc., the subsidiaries of Eye Care Centers of America,
       Inc. named therein, BT Alex. Brown Incorporated and Merrill Lynch,
       Pierce, Fenner & Smith Incorporated. (a)

10.19  Secured Promissory Note, dated April24, 1998, issued by Bernard W.
       Andrews in favor of Eye Care Centers of America, Inc. (a)

10.20 Form of Stock Option Cancellation Agreement dated June 15, 2001 by and between Eye Care Centers of America, Inc., and the employees granted options under the Company1998 Stock Option Plan. (k)

10.21 Form of Stock Option Cancellation Agreement dated June 15, 2001 by and between Eye Care Centers of America, Inc., and the board of directors granted options under the Company1998 Stock Option Plan. (k)

10.22 Retail Business Management Agreement, dated October1, 1998, by and between Visionary Retail Management, Inc., a Delaware corporation, and
       Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. * (b)

10.23  Professional Business Management Agreement, dated October1, 1998, by and between Visionary MSO, Inc., a Delaware Corporation, and Dr. Mark
       Lynn & Associates, PLLC, a Kentucky professional limited liability company. * (b)

10.24  Form of Stock Option Agreement. (l)



10.25 Professional Business Management Agreement dated February 27, 2000, by and between Eye Care Centers of America, Inc. a Texas corporation and S.L. Christensen, O.D. and Associates, P.C., an Arizona professional corporation. (f)

10.26 Professional Business Management Agreement dated June 19, 2000, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Tom Sowash, O.D. and Associates, LLC, a Colorado limited liability company. (g)

10.27  Settlement Agreement dated September 21, 2000 between Eye Care
       Centers of America, Inc., a Texas corporation, and Vision Twenty-One,
       Inc. (h)

10.28  Stock Option Agreement dated January 8, 2002 by and between Eye Care
       Centers of America, Inc and Norman Matthews. (l)

10.29  Stock Option Agreement dated January 8, 2002 by and between Eye Care
       Centers of America, Inc and Antoine Treuille. (l)

 12.1  Statement re Computation of Ratios  (l)

 21.1  List of subsidiaries of Eye Care Centers of America, Inc. (l)

 24.1  Powers of Attorney (contained on the signature pages of this report). (l)

* Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.
(a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).
(b) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended January 2,1999.
(c) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended July 3,1999.
(d) Previously, provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended October 2,1999.
(e) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended January 1,2000.
(f) Previously, provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended April 1, 2000.
(g) Previously, provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended July 1, 2000.
(h) Previously, provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(i) Previously, provided with, and incorporated by reference from, the Company's Report on Form 8-K as of December 27, 2000.
(j) Previously, provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended December 30, 2000.
(k) Previously, provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(l) Filed herewith.

(b) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended December 29, 2001.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to security holders of the Company.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SAN ANTONIO, STATE OF TEXAS, ON MARCH XX, 2002.

                                         EYE CARE CENTERS OF AMERICA, INC.
                                     By: /S/ DAVID E. MCCOMAS
                                             DAVID E. MCCOMAS
                                   CHIEF EXECUTIVE OFFICER AND PRESIDENT
                                 -----------------------------------------

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


SIGNATURE                     TITLE                          DATE
                              Chief Executive Officer and
/S/     David E. McComas      President                      March XX, 2002
----------------------------
DAVID E. MCCOMAS              (Principal Executive Officer)
                              Executive Vice President and
/S/     Alan E. Wiley         Chief Financial Officer        March XX, 2002
----------------------------
ALAN E. WILEY                 (Principal Financial and
                              Accounting Officer)
/S/     Bernard W. Andrews    Chairman of the Board          March XX, 2002
----------------------------
BERNARD W. ANDREWS
/S/     Norman S. Matthews    Director                       March XX, 2002
----------------------------
NORMAN S. MATTHEWS
/S/     Antoine G. Treuille   Director                       March XX, 2002
----------------------------
ANTOINE G. TREUILLE
/S/     Anthony J. DiNovi     Director                       March XX, 2002
----------------------------
ANTHONY J. DINOVI
/S/     Warren C. Smith, Jr.  Director                       March XX, 2002
----------------------------
WARREN C. SMITH, JR.
/S/     Charles A. Brizius    Director                       March XX, 2002
----------------------------
CHARLES A. BRIZIUS

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

               EYE CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES




Report  of  Independent  Auditors                                            F-2

Consolidated  Balance  Sheets  at  December  30,  2000  and
December  29,  2001                                                          F-3

Consolidated  Statements  of  Operations  for  the  Years Ended
January 1, 2000, December  30,  2000  and  December  29,  2001               F-4

Consolidated  Statements  of  Shareholders'  Deficit  as  of
January  1,  2000,  December  30,  2000  and  December  29,  2001            F-5

Consolidated  Statements  of  Cash  Flows  for  the Years Ended
January 1, 2000, December  30,  2000  and  December  29,  2001               F-6

Notes  to  the  Consolidated  Financial  Statements                          F-8

Schedule  II  -  Consolidated  Valuation  and  Qualifying
Accounts  -  For  the Years  Ended  January  1,  2000,
December  30,  2000  and  December  29,  2001                               F-39


                        EYE CARE CENTERS OF AMERICA, INC.
                                  AUDIT OPINION

                         Report of Independent Auditors



Board  of  Directors  and  Shareholders
Eye  Care  Centers  of  America,  Inc.
San  Antonio,  Texas

We have audited the accompanying consolidated balance sheets of Eye Care Centers of America, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the fiscal years ended December 29, 2001, December 30, 2000, January 1, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Care Centers of America, Inc. and Subsidiaries at December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their cash flows for the fiscal years ended December 29, 2001, December 30, 2000, January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                       By: /S/ ERNST & YOUNG LLP

San Antonio, Texas
March 5, 2002

                    A Member Practice of Ernst & Young Global

                                       F2


                                            EYE CARE CENTERS OF AMERICA, INC.
                                               CONSOLIDATED BALANCE SHEETS
                                (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                                  DECEMBER 30, 2000    DECEMBER 29, 2001
                                                                                -------------------  -------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $            3,971   $            3,372
   Accounts and notes receivable, less allowance for doubtful accounts of
      $3,937 in fiscal 2000 and $4,856 in fiscal 2001                                       14,096               10,275
   Inventory, less reserves of $1,004 in fiscal 2000 and $1,099 in fiscal 2001              25,690               24,665
   Prepaid expenses and other                                                                3,796                3,389
   Deferred income taxes                                                                     1,297                1,337
                                                                                -------------------  -------------------
     Total current assets                                                                   48,850               43,038
Property and equipment, net of accumulated depreciation and amortization of
   $87,503 in fiscal 2000 and $106,877 in fiscal 2001                                       73,987               64,518
Intangibles, net of accumulated amortization of $24,840 in fiscal 2000 and
   $33,537 in fiscal 2001                                                                  118,237              109,453
Other Assets                                                                                 9,846                8,004
                                                                                -------------------  -------------------
     Total Assets                                                               $          250,920   $          225,013
                                                                                ===================  ===================
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                             $           20,860   $           21,749
   Current portion of long-term debt                                                        13,070               13,786
   Deferred revenue                                                                          6,658                6,557
   Accrued payroll expense                                                                   4,527                5,733
   Accrued interest                                                                          4,029                3,284
   Other accrued expenses                                                                    8,887                8,500
                                                                                -------------------  -------------------
     Total current liabilities                                                              58,031               59,609

Deferred income taxes                                                                        1,297                1,337
Long-term debt, less current maturities                                                    278,306              260,777
Deferred rent                                                                                3,771                3,790
Deferred gain                                                                                2,233                1,999
                                                                                -------------------  -------------------
     Total liabilities                                                                     343,638              327,512
                                                                                -------------------  -------------------
Commitments and contingencies
Shareholders' deficit:
   Common stock, par value $.01 per share; 20,000,000 shares authorized, issued and outstanding 7,410,133 in fiscal 2000 and 7,410,133 in
     fiscal 2001                                                                                74                   74
   Preferred stock, par value $.01 per share, 300,000 shares authorized,
     issued and outstanding in 2000 and 2001                                                42,354               48,134
   Additional paid-in capital                                                               49,963               43,474
   Accumulated deficit                                                                    (185,109)            (194,181)
                                                                                -------------------  -------------------
     Total shareholders' deficit                                                           (92,718)            (102,499)
                                                                                -------------------  -------------------
                                                                                $          250,920   $          225,013
                                                                                ===================  ===================

The  accompanying  notes  are  an  integral part of these consolidated financial statements.


                                       F3


                                         EYE CARE CENTERS OF AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                           FISCAL YEAR ENDED
                                                                         ---------------------
                                                     JANUARY 1,     2000    DECEMBER 30, 2000   DECEMBER 29, 2001
                                                     ---------------------  ------------------  ------------------

Revenues:
   Optical sales                                     $            290,789   $         335,624   $         332,550
   Management fees                                                  3,006               2,833               3,484
                                                     ---------------------  ------------------  ------------------
     Net revenues                                                 293,795             338,457             336,034

Operating costs and expenses:
   Cost of goods sold                                              98,184             107,449             104,446
   Selling, general and administrative expenses                   170,146             204,365             203,187
   Store closure expense                                                -               3,580                   -
   Amortization of intangibles:
      Goodwill                                                      4,994               5,214               5,319
      Noncompete and other intangibles                                659               3,922               3,378
                                                     ---------------------  ------------------  ------------------

        Total operating costs and expenses                        273,983             324,530             316,330
                                                     ---------------------  ------------------  ------------------

Income from operations                                             19,812              13,927              19,704

Interest expense, net                                              24,685              28,695              27,537
                                                     ---------------------  ------------------  ------------------

Loss before income taxes                                           (4,873)            (14,768)             (7,833)

Income tax expense                                                    384                 766               1,239
                                                     ---------------------  ------------------  ------------------

Net loss before cumulative effect of change in
   accounting principle                                            (5,257)            (15,534)             (9,072)

Cumulative effect of change in accounting principle                   491                   -                   -
                                                     ---------------------  ------------------  ------------------

Net loss                                             $             (5,748)  $         (15,534)  $          (9,072)
                                                     =====================  ==================  ==================

The  accompanying  notes  are  an  integral part of these consolidated financial statements.



                                       F4

                                               EYE CARE CENTERS OF AMERICA, INC.
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                   (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                                                                      Additional                               Total
                                            Common  Stock             Paid-In       Preferred   Accumulated    Shareholders'
                                            Shares          Amount    Capital       Stock       Deficit        Deficit
                                            --------------  --------  ------------  ----------  -------------  ---------------
Balance at January 2, 1999                      7,451,030   $    75   $    60,958   $   32,793  $   (163,827)  $      (70,001)

Dividends accrued on preferred stock                    -         -        (4,475)       4,475             -                -

Interest receivable on loan to shareholder              -         -          (164)           -             -             (164)

Distribution to affiliated OD                           -         -          (331)           -             -             (331)

Stock buyback                                     (42,266)       (1)         (439)           -             -             (440)

Issuance of common stock                           18,181         -           189            -             -              189

Net loss                                                -         -             -            -        (5,748)          (5,748)
                                            --------------  --------  ------------  ----------  -------------  ---------------
Balance at January 1, 2000                      7,426,945   $    74   $    55,738   $   37,268  $   (169,575)  $      (76,495)

Dividends accrued on preferred stock                    -         -        (5,086)       5,086             -                -

Interest receivable on loan to shareholder              -         -           (90)           -             -              (90)

Distribution to affiliated OD                           -         -          (365)           -             -             (365)

Stock buyback                                     (16,812)        -          (234)           -             -             (234)

Net loss                                                -         -             -            -       (15,534)         (15,534)
                                            --------------  --------  ------------  ----------  -------------  ---------------
Balance at December 30, 2000                    7,410,133   $    74   $    49,963   $   42,354  $   (185,109)  $      (92,718)

Dividends accrued on preferred stock                    -         -        (5,780)       5,780             -                -

Interest receivable on loan to shareholder              -         -           (90)           -             -              (90)

Distribution to affiliated OD                           -         -          (603)           -             -             (603)

Stock buyback                                           -         -           (16)           -             -              (16)

Net loss                                                -         -             -            -        (9,072)          (9,072)
                                            --------------  --------  ------------  ----------  -------------  ---------------
Balance at December 29, 2001                    7,410,133   $    74   $    43,474   $   48,134  $   (194,181)  $     (102,499)
                                            ==============  ========  ============  ==========  =============  ===============

The  accompanying  notes  are  an  integral part of these consolidated financial statements.



                                       F5

                                      EYE CARE CENTERS OF AMERICA, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                           FISCAL YEAR ENDED
                                                                           ------------------
                                                                   JANUARY 1,    DECEMBER 30,    DECEMBER 29,
                                                                        2000            2000            2001
                                                          -------------------  --------------  --------------

Cash flows from operating activities:

Net loss                                                  $           (5,748)  $     (15,534)  $      (9,072)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                     16,610          20,464          20,350
     Amortization of intangibles                                       5,653           9,136           8,697
     Amortization of debt issue costs                                  1,551           1,784           1,956
     Cumulative effect of change in accounting principle                 491               -               -
     Amortization of deferred gain                                      (455)           (234)           (234)
     Deferred revenue                                                    801             526            (101)
     Deferred rent                                                       353             172              19
     Other                                                              (176)              -               -
     Loss on disposition of property and equipment                       725             118             268
     Expenses to affect capital lease retirement                        (431)              -               -

Changes in operating assets and liabilities:
     Accounts and notes receivable                                    (3,678)         (4,452)          3,070
     Inventory                                                           319           4,457           1,025
     Prepaid expenses and other                                       (1,408)         (3,476)           (337)
     Accounts payable and accrued liabilities                            647          (1,745)          1,729
                                                          -------------------  --------------  --------------
Net cash provided by operating activities                             15,254          11,216          27,370
                                                          -------------------  --------------  --------------

Cash flows from investing activities:
   Acquisition of property and equipment                             (19,920)        (18,932)        (10,559)
   Net outflow for the VTO Retail Acquisition                        (38,845)            (87)              -
   Proceeds from sale of property and equipment                          100              54              68
   Purchase of retail outlet                                            (368)              -               -
   Payment received on notes receivable                                  177              33               3
                                                          -------------------  --------------  --------------

Net cash used in investing activities                                (58,856)        (18,932)        (10,488)
                                                          -------------------  --------------  --------------

The  accompanying  notes  are  an  integral part of these consolidated financial statements.



                                       F6

                                    EYE CARE CENTERS OF AMERICA, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                          FISCAL YEAR ENDED
                                                                          ------------------
                                                               JANUARY 1,    DECEMBER 30,    DECEMBER 29,
                                                                    2000            2000            2001
                                                      -------------------  --------------  --------------

Cash flows from financing activities:

   Proceeds from issuance of long-term debt           $           48,618   $      17,000   $          66
   Distribution to affiliated OD                                    (331)           (365)           (603)
   Proceeds from the issuance of common stock                        189               -               -
   Payments related to debt issuance                                (875)              -               -
   Stock buyback                                                    (440)           (234)            (16)
   Payments on debt and capital leases                            (5,731)         (7,669)        (16,928)
                                                      -------------------  --------------  --------------

Net cash  provided by (used in) financing activities              41,430           8,732         (17,481)
                                                      -------------------  --------------  --------------

Net (decrease) increase in cash and cash equivalents              (2,172)          1,016            (599)

Cash and cash equivalents at beginning of period                   5,127           2,955           3,971
                                                      -------------------  --------------  --------------
Cash and cash equivalents at end of period            $            2,955   $       3,971   $       3,372
                                                      ===================  ==============  ==============

Supplemental  cash  flow  disclosures:
  Cash  paid  during  the  period  for:
                  Interest                            $       22,660        $     25,436   $       26,150
                  Taxes                                          505                 304              358
  Noncash  investing  and  financing  activities:
                  Additions of property and equipment          1,476                665                 -
                  Dividends accrued on preferred stock         4,475              5,086             5,780
                  Adjustment of noncompete agreement
                   to goodwill                                     -              5,575                 -

The  accompanying  notes  are  an  integral part of these consolidated financial statements.



                                       F7

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

     Reporting Periods. The Company uses a 52/53 week reporting format. The fiscal years ended 1999, 2000 and 2001 consisted of 52 weeks. Fiscal year 1999 ended January 1, 2000 ("fiscal 1999"), fiscal year 2000 ended December 30, 2000 ("fiscal 2000") and fiscal year 2001 ended December 29, 2001 ("fiscal 2001").

     Cash and Cash Equivalents. All short-term investments that mature in less than 90 days when purchased are considered cash equivalents for purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates market value.

     Accounts and Notes Receivable. Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, credit card companies, merchandise, rent and license fee receivables. Notes receivable are from certain optometrists that have purchased optical equipment from the Company. Merchandise receivables result from product returned to vendors pending credit or exchange for new product. The Company's allowance for doubtful


                                       F8

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


accounts primarily consists of amounts owed to the Company by third party insurance payors. This estimate is based on the historical ratio of collections to billings.

     Inventory. Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. The Company's inventory reserves are an estimate based on product with low turnover or deemed by management to be unsaleable.

     The Company purchases a majority of its lenses from four principal vendors and purchases frames from over twenty different vendors. In fiscal 2001, four vendors collectively supplied approximately 65.2% of the frames purchased by the Company. One vendor supplied over 47.6% of the Company's lens materials during the same period. While such vendors supplied a significant share of the lenses used by the Company, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. The Company therefore does not believe that it is dependent on such vendors or any other single vendor for frames or lenses. The Company believes that its relationships with its existing vendors are satisfactory. The Company believes that significant disruption in the delivery of merchandise from one or more of its current principal vendors would not have a material adverse effect on the Company's operations because multiple vendors exist for all of the Company's products.

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


                                       F9

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


lease or the estimated useful lives of the assets. Depreciation of capital leased assets is included in depreciation expense and is calculated using the straight-line method over the term of the lease.


     Estimated  useful  lives  are  as  follows:
     Building                                                          20  years
     Furniture  and  equipment                                  3  to  10  years
     Leasehold  improvements5                                   5  to  10  years

     Maintenance and repair costs are charged to expense as incurred. Expenditures for significant betterments are capitalized.

     Intangibles. Intangibles principally consist of the amounts of excess purchase price over the market value of acquired net assets ("goodwill"), management agreements, noncompete agreements, and a strategic alliance agreement. In July 2001, the Financial Standards Board ("FASB") issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Any impairment resulting from the initial application of the statements is to be recorded as a cumulative effect of accounting change as of December 2001. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company adopted both statements on December 30, 2001. The Company performed the first of the required impairment tests of goodwill as of December 30, 2001, and based upon its analysis, the Company believes that no impairment of goodwill exists. The Company's pro forma net loss with goodwill excluded for fiscal years 1999, 2000 and 2001 are as follows:




                           FISCAL    FISCAL     FISCAL
                            1999       2000      2001
                          --------  ---------  --------

     Pro forma Net Loss  $  (754)  $(10,320)   $(3,753)

     Other Assets. Other assets consist primarily of deferred debt financing costs. These costs are being amortized into expense over the life of the associated debt.


                                      F10

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


     Long-Lived Assets. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of this Statement generally are to be applied prospectively. The Company will adopt SFAS No. 144 in the first quarter of fiscal 2002. The Company is evaluating the impact of the adoption of SFAS No. 144 on its consolidated financial statements.

     Deferred Revenue - Replacement Certificates and Warranty Contracts. At the time of a frame sale, some customers purchase a warranty contract covering eyewear defects or damage during the 12-month period subsequent to the date of the sale. Revenue relating to these contracts is deferred and recognized on a straight-line basis over the life of the warranty contract (one year). Costs incurred to fulfill the warranty are expensed when incurred.


     Certain frame purchases include a one-year warranty period without requiring the separate purchase of a warranty contract. Reserves are established for the expected cost of repair related to these frame sales. At the end of fiscal 2000 and 2001 the Company has established a reserve of approximately $809 and $841, respectively, related to these warranties which is included in other accrued expenses on the accompanying balance sheet.


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

     Advertising Costs. Advertising costs of the Company include costs related to broadcast and print media advertising expenses. The Company expenses production costs and media advertising costs the first time the advertising takes place. For the fiscal years


                                      F11

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


ended 1999, 2000 and 2001 advertising costs amounted to approximately $26,860, $30,880 and $28,988, respectively.


Interest  Expense,  Net.  Interest  expense,  net  consists  of  the  following:


                                                  YEAR-ENDED
                                               ----------------
                          JANUARY 1, 2000    DECEMBER 30, 2000   DECEMBER 29, 2001
                          ----------------  ------------------  ------------------

   Interest expense       $        25,385   $          29,585   $          28,125
   Interest income                   (407)               (269)               (268)
   Interest capitalized              (293)               (621)               (320)
                          ----------------  ------------------  ------------------

   Interest expense, net  $        24,685   $          28,695   $          27,537
                          ================  ==================  ==================

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

     Derivatives. The Company adopted Statement of Financial Standards No. 133 (FAS 133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statements 137 and 138, on December 31, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company's swap agreements matured on May 1, 2001, therefore the Company does not currently hold any derivative instruments.

3.  RELATED  PARTY  TRANSACTIONS

The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"). The Management Agreement was amended as of December 31, 2000 to reduce the management fees to $250,000 per year plus expenses for management and other consulting services provided to the Company. After a term of ten years from April


                                      F12

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


24, 1998, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the fiscal years 1999, 2000 and 2001 the Company incurred $500, $500 and $250, respectively, related to the Management Agreement.


4.  PREPAID  EXPENSES  AND  OTHER

          Prepaid  expenses  and  other  consists  of  the  following:


                                  DECEMBER 30, 2000  DECEMBER 29, 2001
                                  -----------------  -----------------

          Prepaid insurance       $             486  $             275
          Prepaid store supplies                882                797
          Prepaid advertising                 2,111              1,892
          Other                                 317                425
                                  -----------------  -----------------

                                  $           3,796  $           3,389
                                  =================  =================


5.  PROPERTY  AND  EQUIPMENT

          Property  and  equipment,  net  consists  of  the  following:


                                                          DECEMBER 30, 2000    DECEMBER 29, 2001
                                                          ------------------  ------------------

          Land                                            $             638   $             638
          Building                                                    2,241               2,240
          Furniture and equipment                                   103,564             108,471
          Leasehold improvements                                     55,047              60,046
                                                          ------------------  ------------------
                                                                    161,490             171,395
          Less accumulated depreciation and amortization            (87,503)           (106,877)
                                                          ------------------  ------------------

          Property and equipment, net                     $          73,987   $          64,518
                                                          ==================  ==================


                                      F13

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



6.  INTANGIBLE  ASSETS

          The  following  is  a  summary  of  the  components  of intangible assets along with the  related  accumulated  amortization  for  the  fiscal  years  then  ended.



                                                         DECEMBER 30, 2000   DECEMBER 29, 2001
                                                        ------------------  ------------------
          Goodwill and other                            $         125,149   $         124,815
          Management agreement                                      7,988               7,988
          Less accumulated amortization                           (20,226)            (25,380)
                                                        ------------------  ------------------

             Net                                                  112,911             107,423
                                                        ------------------  ------------------

          Noncompete and strategic alliance agreements              9,940              10,187
          Less accumulated amortization                            (4,614)             (8,157)
                                                        ------------------  ------------------

             Net                                                    5,326               2,030
                                                        ------------------  ------------------

          Intangibles, net                              $         118,237   $         109,453
                                                        ==================  ==================


                                      F14

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



7.  OTHER  ACCRUED  EXPENSES

          Other  accrued  expenses  consists  of  the  following:


                                   DECEMBER 30, 2000  DECEMBER 29, 2001
                                   -----------------  -----------------

          Store expenses           $           1,348  $           1,240
          Other                                  653              1,022
          Income tax payable                       -                938
          Warranties                             809                841
          Insurance                            1,193                835
          Payroll & sales/use tax                700                771
          Advertising                            143                634
          Professional fees                    1,388                624
          Property taxes                         537                546
          Third party liability                  286                414
          Severance                                -                350
          Construction                           601                156
          Store Closures                         644                129
          Lease termination fees                 585                  -
                                   -----------------  -----------------
                                   $           8,887  $           8,500
                                   =================  =================

8.  LONG-TERM  DEBT

     Credit Facility. On April 24, 1998, the Company entered into a credit agreement (the "Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"). The proceeds of the Credit Facility were used to pay long-term debt outstanding under the previous credit facility. At December 29, 2001 the Company had $33.0 million in term loans outstanding under the Term Loan Facility, $21.5 million outstanding under the Revolving Credit Facility, $67.9 million outstanding under the Acquisition
Facility  which  funded  the  Bizer  Acquisition and the VTO Retail Acquisition,
$149.7 million in notes payable outstanding evidenced by the Notes and $2.5 million in capital lease and equipment obligations. On December 27, 2000 the Company amended the Credit Facility.


                                      F15

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


As a result of the amendment to the Credit Facility, interest on borrowings was increased by 100 basis points from the original interest rates under the Credit Facility and various financial covenants and scheduled principal payments were revised. Borrowings made under the Credit Facility (as amended) bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% to 3.25% or the Base Rate (as defined in the Credit Facility) plus 1.25% to 2.25%. At December 29,
2001 the Company's Credit Facility bore interest at LIBOR plus 3.25% and the Base Rate plus 2.25%. Under the amended Credit Facility, the Term Loan Facility matures five years from the closing date of the Credit Facility, the $33.0 million outstanding balance will amortize in annual principal amounts of approximately $12.8 million and $20.2 million, respectively, for fiscal years 2002 and 2003 and the Acquisition Facility will amortize in annual principal amounts of approximately $0.7 million and $67.0 million, respectively, for fiscal years 2002 and 2003.

     The Credit Facility contains additional restrictive covenants including a limitation on capital requirements, minimum interest coverage, maximum leverage ratio, minimum net worth and working capital requirements. As of December 29, 2001 the Company was in compliance with the financial reporting covenants.

     On April 24, 1998, the Company completed a debt offering consisting of $100.0 million aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50.0 million aggregate principal amount of its Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Initial Notes"). Interest on the Initial Notes will be payable semiannually on each May 1 and November 1, commencing on November 1, 1998. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR plus 3.98%. The Fixed Rate Notes and Floating Rate Notes will not be entitled to the benefit of any mandatory sinking fund.

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

     The Exchange Notes are senior uncollateralized obligations of the Company and will rank pari passu with all other indebtedness of the Company that by its terms other


                                      F16

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


indebtedness is not subordinate to the Exchange Notes. In connection with the issuance of the Exchange Notes, the Company incurred approximately $11.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the Exchange Notes. The unamortized amount of debt issuance costs as of December 29, 2001 related to the Exchange Notes was $6.4 million.

     The Exchange Notes contain various restrictive covenants which apply to both the Company and the Guarantor Subsidiaries (defined herein), including limitations on additional indebtedness, restriction on dividends and sale of assets other than in the normal course of business.

     Capital Leases. The Company has an agreement whereby it leases land and buildings at five operating locations. Additionally, in connection with the acquisition of Bizer, the Company assumed agreements to sublease equipment at the related operating locations. The Company has accounted for the equipment subleases and the five property leases as capital leases and has recorded the assets, as shown below, and the future obligations on the balance sheet at $2.5 million.




                                   DECEMBER 30, 2000  DECEMBER 29, 2001
                                   -----------------  -----------------

          Buildings and equipment              3,031              2,466
                                   -----------------  -----------------

                                   $           3,031  $           2,466
                                   =================  =================


                                      F17

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)




The Company's scheduled future minimum lease payments for the next five fiscal years under the property and equipment capital leases are as follows:

          2002                                                               $1,065
          2003                                                                  757
          2004                                                                  803
          2005                                                                  829
          2006                                                                  833
          Beyond 2006                                                         2,064
                                                                             ------
          Total minimum lease payments                                        6,351
                                                                             ------
          Amounts representing interest                                       3,885
                                                                             ------
          Present value of minimum lease payments                            $2,466
                                                                             ======


   Long-term debt outstanding, including capital lease obligations, consists of the following:


                                                 DECEMBER 30,    DECEMBER 29,
                                                        2000            2001
                                               --------------  --------------


   Exchange Notes, face amount of $150,000,
     net of unamortized debt discount of $358
     and $309, respectively                    $     149,642   $     149,691
   Credit facility                                   114,203         100,853
   Capital lease and other obligations                 3,031           2,519
   Revolving credit facility                          24,500          21,500
                                               --------------  --------------
                                                     291,376         274,563
   Less current portion                              (13,070)        (13,786)
                                               $     278,306   $     260,777
                                               ==============  ==============


                                      F18

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



   Future principal maturities for long-term debt and capital lease obligations are as follows:


   2002                                     $ 13,786
   2003                                      108,997
   2004                                          148
   2005                                          233
   2006                                          308
   Beyond 2006                               151,091
                                            --------

   Total future principal payments on debt  $274,563
                                            ========

     As of the end of fiscal 2001, the fair value of the Company's Exchange Notes was approximately $66.8 million and the fair value of the capital lease obligations was approximately $2.5 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues and the estimated fair value of the capital lease obligation is based on the present value of estimated future cash flows. The carrying amount of the variable rate Credit Facility approximates its fair value.

9.  CONDENSED  CONSOLIDATING  INFORMATION  (UNAUDITED)

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


                                      F19

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                           CONSOLIDATING STATEMENTS OF OPERATIONS
                                             FOR THE YEAR ENDED JANUARY 1, 2000


                                                                     Guarantor                                Consolidated
                                                          Parent     Subsidiaries    ODs      Eliminations    Company
                                                          ---------  --------------  -------  --------------  --------------
Revenues:
   Optical sales                                          $157,171   $      93,499   $40,119  $           -   $     290,789
   Management fees                                               -          12,748         -         (9,742)          3,006
   Investment earnings in subsidiaries                        (739)              -         -            739               -
                                                          ---------  --------------  -------  --------------  --------------
Net revenues                                               156,432         106,247    40,119         (9,003)        293,795
Operating costs and expenses:
   Cost of goods sold                                       52,437          35,591    10,156              -          98,184
   Selling, general and administrative expenses             86,603          64,265    29,020         (9,742)        170,146
   Amortization of intangibles:
    Goodwill                                                 1,051           3,939         4              -           4,994
    Noncompete and other intangibles                            35             624         -              -             659
                                                          ---------  --------------  -------  --------------  --------------
Total operating costs and expenses                         140,126         104,419    39,180         (9,742)        273,983
                                                          ---------  --------------  -------  --------------  --------------
Income (loss) from operations                               16,306           1,828       939            739          19,812
Interest expense, net                                       21,740           2,937         8              -          24,685
                                                          ---------  --------------  -------  --------------  --------------
Income (loss) before income taxes                           (5,434)         (1,109)      931            739          (4,873)
Income tax expense                                             (51)             48       387              -             384
                                                          ---------  --------------  -------  --------------  --------------
Net income (loss) before cumulative effect of change in
   accounting principle                                     (5,383)         (1,157)      544            739          (5,257)
Cumulative effect of change in accounting principle            365             126         -              -             491
                                                          ---------  --------------  -------  --------------  --------------
Net income (loss)                                         $ (5,748)  $      (1,283)  $   544  $         739   $      (5,748)
                                                          =========  ==============  =======  ==============  ==============


                                      F20

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                          CONSOLIDATING STATEMENT OF CASH FLOWS
                                            FOR THE YEAR ENDED JANUARY 1, 2000


                                                                 Guarantor                                 Consolidated
                                                      Parent     Subsidiaries    ODs       Eliminations    Company
                                                      ---------  --------------  --------  --------------  --------------
Cash flows from operating activities:
Net income (loss)                                     $ (5,748)  $      (1,283)  $   544   $         739   $      (5,748)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                         11,164           5,446         -               -          16,610
   Amortization of intangibles                           1,050           4,599         4               -           5,653
   Other amortization                                    1,551               -         -               -           1,551
   Cumulative effect of change in accounting
      principle                                            365             126         -               -             491
   Amortization of deferred gain                          (326)           (129)        -               -            (455)
   Deferred revenue                                        716              85         -               -             801
   Deferred rent                                           200             153         -               -             353
   Other                                                     -            (176)        -               -            (176)
   (Gain) loss on disposition of property and
      equipment                                            387             338         -               -             725
   Expenses to affect capital lease retirement               -            (431)        -               -            (431)
Changes in operating assets and liabilities:
   Accounts and notes receivable                       (28,417)         14,460    (2,464)         12,743          (3,678)
   Inventory                                               524            (201)       (4)              -             319
   Prepaid expenses and other                             (557)           (851)        -               -          (1,408)
   Accounts payable and accrued liabilities            (11,850)         23,337     1,903         (12,743)            647
                                                      ---------  --------------  --------  --------------  --------------

Net cash provided by (used in) operating activities    (30,941)         45,473       (17)            739          15,254
                                                      ---------  --------------  --------  --------------  --------------

Cash flows from investing activities:
   Acquisition of property and equipment               (15,228)         (4,692)        -               -         (19,920)
   Net outflow for The VTO Retail Acquisition                -         (38,845)        -               -         (38,845)
   Proceeds from sale of property and equipment            170             (70)        -               -             100
   Purchase of retail outlet                              (368)              -         -               -            (368)
   Payment received on notes receivable                      4             173         -               -             177
   Investment in Subsidiaries                              739               -         -            (739)              -
                                                      ---------  --------------  --------  --------------  --------------

Net cash used in investing activities                  (14,683)        (43,434)        -            (739)        (58,856)
                                                      ---------  --------------  --------  --------------  --------------


                                      F21

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                        CONSOLIDATING STATEMENT OF CASH FLOWS
                                          FOR THE YEAR ENDED JANUARY 1, 2000


                                                                Guarantor                              Consolidated
                                                      Parent    Subsidiaries    ODs     Eliminations   Company
                                                      --------  --------------  ------  -------------  --------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt            48,618               -       -               -         48,618
   Distribution to affiliated OD                            -               -    (331)              -           (331)
   Proceeds from the issuance of common stock             189               -       -               -            189
   Payments related to debt issuance                        -            (875)      -               -           (875)
   Stock buyback                                         (440)              -       -               -           (440)
   Payments on debt and capital leases                 (5,000)           (731)      -               -         (5,731)
                                                      --------  --------------  ------  -------------  --------------

Net cash provided by (used in) financing activities    43,367          (1,606)   (331)              -         41,430
                                                      --------  --------------  ------  -------------  --------------

Net increase (decrease) in cash and cash equivalents   (2,257)            433    (348)              -         (2,172)

Cash and cash equivalents at beginning of period        3,119           1,223     785               -          5,127
                                                      --------  --------------  ------  -------------  --------------

Cash and cash equivalents at end of period            $   862   $       1,656   $ 437   $           -  $       2,955
                                                      ========  ==============  ======  =============  ==============


                                      F22

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                         CONSOLIDATING BALANCE SHEET
                                     FOR THE YEAR ENDED DECEMBER 30, 2000


                                                     Guarantor                                 Consolidated
                                         Parent      Subsidiaries    ODs       Eliminations    Company
                                         ----------  --------------  --------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents             $   2,215   $       1,187   $   569   $           -   $       3,971
   Accounts and notes receivable           126,619          32,736     4,403        (149,662)         14,096
   Inventory                                14,782           9,242     1,666               -          25,690
   Prepaid expenses and other                2,284           1,466        46               -           3,796
   Deferred income taxes                     1,297               -         -               -           1,297
                                         ----------  --------------  --------  --------------  --------------
Total current assets                       147,197          44,631     6,684        (149,662)         48,850

Property and equipment                      44,215          29,772         -               -          73,987
Intangibles                                 17,749         100,397        91               -         118,237
Other assets                                 8,921             925         -               -           9,846
Investment in subsidiaries                 (16,124)              -         -          16,124               -
                                         ----------  --------------  --------  --------------  --------------
Total Assets                             $ 201,958   $     175,725   $ 6,775   $    (133,538)  $     250,920
                                         ==========  ==============  ========  ==============  ==============
LIABILITIES AND SHAREHOLDERSDEFICIT
Current liabilities:
   Accounts payable                      $  16,114   $     145,517   $ 8,891   $    (149,662)  $      20,860
   Current portion of long-term debt        12,511             559         -               -          13,070
   Deferred revenue                          3,976           2,676         6               -           6,658
   Accrued payroll expense                   1,754           2,769         4               -           4,527
   Accrued interest                          3,542             487         -               -           4,029
   Other accrued expenses                    5,906           2,776       205               -           8,887
                                         ----------  --------------  --------  --------------  --------------
Total current liabilities                   43,803         154,784     9,106        (149,662)         58,031
Deferred income taxes                        1,297               -         -               -           1,297
Long-term debt, less current maturities    245,749          32,457       100               -         278,306
Deferred rent                                2,533           1,238         -               -           3,771
Deferred gain                                1,690             543         -               -           2,233
                                         ----------  --------------  --------  --------------  --------------
Total liabilities                          295,072         189,022     9,206        (149,662)        343,638
                                         ----------  --------------  --------  --------------  --------------
Shareholdersdeficit:
   Common stock                                 74               -         -               -              74
   Preferred stock                          42,354               -         -               -          42,354
   Additional paid-in capital               49,567           1,092      (696)              -          49,963
   Accumulated deficit                    (185,109)        (14,389)   (1,735)         16,124        (185,109)
                                         ----------  --------------  --------  --------------  --------------
Total shareholdersdeficit                  (93,114)        (13,297)   (2,431)         16,124         (92,718)
                                         ----------  --------------  --------  --------------  --------------
                                         $ 201,958   $     175,725   $ 6,775   $    (133,538)  $     250,920
                                         ==========  ==============  ========  ==============  ==============


                                      F23

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                        CONSOLIDATING STATEMENTS OF OPERATIONS
                                         FOR THE YEAR ENDED DECEMBER 30, 2000


                                                             Guarantor                                 Consolidated
                                                  Parent     Subsidiaries    ODs       Eliminations    Company
                                                  ---------  --------------  --------  --------------  --------------
Revenues:
   Optical sales                                  $167,555   $     113,510   $54,559   $           -   $     335,624
   Management fees                                     808          20,939         -         (18,914)          2,833
   Investment earnings in subsidiaries             (14,583)              -         -          14,583               -
                                                  ---------  --------------  --------  --------------  --------------
Net revenues                                       153,780         134,449    54,559          (4,331)        338,457
Operating costs and expenses:
   Cost of goods sold                               54,379          42,422    10,648               -         107,449
   Selling, general and administrative expenses     93,393          84,395    45,491         (18,914)        204,365
   Store closure expense                             3,580               -         -               -           3,580
   Amortization of intangibles:
    Goodwill                                         1,056           4,154         4               -           5,214
    Noncompete and other intangibles                     -           3,922         -                           3,922
                                                  ---------  --------------  --------                  --------------
Total operating costs and expenses                 152,408         134,893    56,143         (18,914)        324,530
                                                  ---------  --------------  --------  --------------  --------------
Income (loss) from operations                        1,372            (444)   (1,584)         14,583          13,927
Interest expense, net                               17,066          11,621         8               -          28,695
                                                  ---------  --------------  --------  --------------  --------------
Income (loss) before income taxes                  (15,694)        (12,065)   (1,592)         14,583         (14,768)
Income tax expense                                    (160)            176       750               -             766
                                                  ---------  --------------  --------  --------------  --------------
Net income (loss)                                 $(15,534)  $     (12,241)  $(2,342)  $      14,583   $     (15,534)
                                                  =========  ==============  ========  ==============  ==============


                                      F24

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                           CONSOLIDATING STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 30, 2000


                                                                  Guarantor                                 Consolidated
                                                       Parent     Subsidiaries    ODs       Eliminations    Company
                                                       ---------  --------------  --------  --------------  --------------
Cash flows from operating activities:
Net income (loss)                                      $(15,534)  $     (12,241)  $(2,342)  $      14,583   $     (15,534)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                          12,988           7,476         -               -          20,464
   Amortization of intangibles                            1,056           8,076         4               -           9,136
   Other amortization                                     1,507             277         -               -           1,784
   Amortization of deferred gain                           (159)            (75)        -               -            (234)
   Deferred revenue                                        (237)            757         6               -             526
   Deferred rent                                             61             111         -               -             172
   (Gain) loss on disposition of property and
      equipment                                             118               -         -               -             118
Changes in operating assets and liabilities:
   Accounts and notes receivable                        (15,189)        (30,059)   (1,794)         42,590          (4,452)
   Inventory                                              1,681           3,089      (313)              -           4,457
   Prepaid expenses and other                             5,084          (8,558)       (2)              -          (3,476)
   Accounts payable and accrued liabilities              (2,136)         38,043     4,938         (42,590)         (1,745)
                                                       ---------  --------------  --------  --------------  --------------

Net cash provided by (used in) operating activities     (10,760)          6,896       497          14,583          11,216
                                                       ---------  --------------  --------  --------------  --------------

Cash flows from investing activities:
   Acquisition of property and equipment                (12,290)         (6,642)        -               -         (18,932)
   Net outflow for The VTO Retail Acquisition                 -             (87)        -               -             (87)
   Proceeds from sale of property and equipment              54               -         -               -              54
   Payment received on notes receivable                       -              33         -               -              33
   Investment in Subsidiaries                            14,583               -         -         (14,583)              -
                                                       ---------  --------------  --------  --------------  --------------

Net cash provided by ( used in) investing activities      2,347          (6,696)        -         (14,583)        (18,932)
                                                       ---------  --------------  --------  --------------  --------------


                                      F25

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                        CONSOLIDATING STATEMENT OF CASH FLOWS
                                         FOR THE YEAR ENDED DECEMBER 30, 2000


                                                                Guarantor                              Consolidated
                                                      Parent    Subsidiaries    ODs     Eliminations   Company
                                                      --------  --------------  ------  -------------  --------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt            17,000               -       -               -         17,000
   Distribution to affiliated OD                            -               -    (365)              -           (365)
   Redemption of common stock                            (234)              -       -               -           (234)
   Payments on debt and capital leases                 (7,000)           (669)      -               -         (7,669)
                                                      --------  --------------  ------  -------------  --------------

Net cash provided by (used in) financing activities     9,766            (669)   (365)              -          8,732
                                                      --------  --------------  ------  -------------  --------------

Net increase (decrease) in cash and cash equivalents    1,353            (469)    132               -          1,016

Cash and cash equivalents at beginning of period          862           1,656     437               -          2,955
                                                      --------  --------------  ------  -------------  --------------

Cash and cash equivalents at end of period            $ 2,215   $       1,187   $ 569   $           -  $       3,971
                                                      ========  ==============  ======  =============  ==============


                                      F26

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                         CONSOLIDATING BALANCE SHEET
                                     FOR THE YEAR ENDED DECEMBER 29, 2001


                                                     Guarantor                                 Consolidated
                                         Parent      Subsidiaries    ODs       Eliminations    Company
                                         ----------  --------------  --------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents             $     755   $       2,209   $   408   $           -   $       3,372
   Accounts and notes receivable           121,675          35,434     2,434        (149,268)         10,275
   Inventory                                15,371           7,747     1,547               -          24,665
   Prepaid expenses and other                2,152           1,191        46               -           3,389
   Deferred income taxes                     1,337               -         -               -           1,337
                                         ----------  --------------  --------  --------------  --------------
Total current assets                       141,290          46,581     4,435        (149,268)         43,038

Property and equipment                      37,568          26,950         -               -          64,518
Intangibles                                 16,693          92,673        87               -         109,453
Other assets                                 7,298             706         -               -           8,004
Investment in subsidiaries                 (25,830)              -         -          25,830               -
                                         ----------  --------------  --------  --------------  --------------
Total Assets                             $ 177,019   $     166,910   $ 4,522   $    (123,438)  $     225,013
                                         ==========  ==============  ========  ==============  ==============
LIABILITIES AND SHAREHOLDERSDEFICIT
Current liabilities:
   Accounts payable                      $  17,551   $     145,646   $ 7,820   $    (149,268)  $      21,749
   Current portion of long-term debt        13,431             355         -               -          13,786
   Deferred revenue                          3,620           2,937                         -           6,557
   Accrued payroll expense                   2,940           2,789         4               -           5,733
   Accrued interest                          2,989             295         -               -           3,284
   Other accrued expenses                    4,894           2,708       898               -           8,500
                                         ----------  --------------  --------  --------------  --------------
Total current liabilities                   45,425         154,730     8,722        (149,268)         59,609
Deferred income taxes                        1,337               -         -               -           1,337
Long-term debt, less current maturities    228,537          32,140       100               -         260,777
Deferred rent                                2,482           1,308         -               -           3,790
Deferred gain                                1,530             469         -               -           1,999
                                         ----------  --------------  --------  --------------  --------------
Total liabilities                          279,311         188,647     8,822        (149,268)        327,512
                                         ----------  --------------  --------  --------------  --------------
Shareholdersdeficit:
   Common stock                                 74               -         -               -              74
   Preferred stock                          48,134               -         -               -          48,134
   Additional paid-in capital               43,681           1,092    (1,299)              -          43,474
   Accumulated deficit                    (194,181)        (22,829)   (3,001)         25,830        (194,181)
                                         ----------  --------------  --------  --------------  --------------
Total shareholdersdeficit                 (102,292)        (21,737)   (4,300)         25,830        (102,499)
                                         ----------  --------------  --------  --------------  --------------
                                         $ 177,019   $     166,910   $ 4,522   $    (123,438)  $     225,013
                                         ==========  ==============  ========  ==============  ==============


                                      F27

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                        CONSOLIDATING STATEMENTS OF OPERATIONS
                                         FOR THE YEAR ENDED DECEMBER 29, 2001


                                                             Guarantor                                 Consolidated
                                                  Parent     Subsidiaries    ODs       Eliminations    Company
                                                  ---------  --------------  --------  --------------  --------------
Revenues:
   Optical sales                                  $163,733   $     109,196   $59,621                   $     332,550
   Management fees                                     758          20,714                   (17,988)          3,484
   Investment earnings in subsidiaries              (9,844)                                    9,844               -
                                                  ---------                            --------------  --------------
Net revenues                                       154,647         129,910    59,621          (8,144)        336,034
Operating costs and expenses:
   Cost of goods sold                               54,311          38,275    11,860                         104,446
   Selling, general and administrative expenses     91,855          80,706    48,614         (17,988)        203,187
   Amortization of intangibles:
    Goodwill                                         1,056           4,259         4               -           5,319
    Noncompete and other intangibles                     -           3,378         -               -           3,378
                                                  ---------  --------------  --------  --------------  --------------
Total operating costs and expenses                 147,222         126,618    60,478         (17,988)        316,330
                                                  ---------  --------------  --------  --------------  --------------
Income (loss) from operations                        7,425           3,292      (857)          9,844          19,704
Interest expense, net                               15,857          11,672         8               -          27,537
                                                  ---------  --------------  --------  --------------  --------------
Income (loss) before income taxes                   (8,432)         (8,380)     (865)          9,844          (7,833)
Income tax expense                                     640             199       400               -           1,239
                                                  ---------  --------------  --------  --------------  --------------
Net income (loss)                                 $ (9,072)  $      (8,579)  $(1,265)  $       9,844   $      (9,072)
                                                  =========  ==============  ========  ==============  ==============


                                      F28

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                          CONSOLIDATING STATEMENT OF CASH FLOWS
                                           FOR THE YEAR ENDED DECEMBER 29, 2001


                                                                 Guarantor                                 Consolidated
                                                       Parent    Subsidiaries    ODs       Eliminations    Company
                                                       --------  --------------  --------  --------------  --------------
Cash flows from operating activities:
Net income (loss)                                      $(9,072)  $      (8,579)  $(1,265)  $       9,844   $      (9,072)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                         12,532           7,818         -               -          20,350
   Amortization of intangibles                           1,056           7,636         5               -           8,697
   Other amortization                                    1,956               -         -               -           1,956
   Amortization of deferred gain                          (160)            (74)        -               -            (234)
   Deferred revenue                                       (356)            261        (6)              -            (101)
   Deferred rent                                           (51)             70         -               -              19
   (Gain) loss on disposition of property and                                                                          -
      equipment                                            137             131         -               -             268
Changes in operating assets and liabilities:                                                                           -
   Accounts and notes receivable                         4,866          (3,370)    1,968            (394)          3,070
   Inventory                                              (589)          1,495       119               -           1,025
   Prepaid expenses and other                             (290)            (47)        -               -            (337)
   Accounts payable and accrued liabilities              1,057             657      (379)            394           1,729
                                                       --------  --------------  --------  --------------  --------------

Net cash provided by operating activities               11,086           5,998       442           9,844          27,370
                                                       --------  --------------  --------  --------------  --------------

Cash flows from investing activities:
   Acquisition of property and equipment                (6,059)         (4,500)        -               -         (10,559)
   Proceeds from sale of property and equipment             25              43         -               -              68
   Payment received on notes receivable                      -               3         -               -               3
   Investment in Subsidiaries                            9,844               -         -          (9,844)              -
                                                       --------  --------------  --------  --------------  --------------

Net cash provided by ( used in) investing activities     3,810          (4,454)        -          (9,844)        (10,488)
                                                       --------  --------------  --------  --------------  --------------


                                      F29

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                         CONSOLIDATING STATEMENT OF CASH FLOWS
                                         FOR THE YEAR ENDED DECEMBER 29, 2001


                                                                 Guarantor                              Consolidated
                                                      Parent     Subsidiaries    ODs     Eliminations   Company
                                                      ---------  --------------  ------  -------------  --------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                  -              66       -               -             66
   Distribution to affiliated OD                             -               -    (603)              -           (603)
   Redemption of common stock                              (15)             (1)      -               -            (16)
   Payments on debt and capital leases                 (16,341)           (587)      -               -        (16,928)
                                                      ---------  --------------  ------  -------------  --------------

Net cash used in financing activities                  (16,356)           (522)   (603)              -        (17,481)
                                                      ---------  --------------  ------  -------------  --------------

Net increase (decrease) in cash and cash equivalents    (1,460)          1,022    (161)              -           (599)

Cash and cash equivalents at beginning of period         2,215           1,187     569               -          3,971
                                                      ---------  --------------  ------  -------------  --------------

Cash and cash equivalents at end of period            $    755   $       2,209   $ 408   $           -  $       3,372
                                                      =========  ==============  ======  =============  ==============


                                      F30

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


11.  PREFERRED  STOCK

     During 1998, the Company issued 300,000 shares of Preferred Stock, par value $ .01 per share. Dividends on shares of Preferred Stock are cumulative from the date of issue (whether or not declared) and will be payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded quarterly. Cumulative preferred dividends in arrears were $12.4 and $18.2 million as of December 30, 2000 and December 29, 2001, respectively. The Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets. The Preferred Stock has no voting rights.

12.  SHAREHOLDERS'  DEFICIT

     1998 Executive Stock Option Plan. On April 25, 1998, the Company authorized a non-qualified stock option plan whereby key executives and senior officers may be offered options to purchase the Company's Common Stock. Under the plan, the exercise price set by the Board of Directors of the Company must at least equal the fair market value of the Company's Common Stock at the date of grant. The options begin vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50% provided the optionee is an employee of the Company on the anniversary date and shall expire 10 years after the date of grant. Under certain specified conditions the vesting schedule may be altered. During fiscal 2000, the Company granted options to purchase 66,500 shares at an option price of $12.85 per share under this plan. During fiscal 2001, the Company entered into Option Cancellation Agreements (the "Cancellation Agreements") with certain employees and directors (the "Optionees") to cancel all outstanding options which were granted through the cancellation date under the Company's 1998 Stock Option Plan (the "Plan") due to changes in the fair market value of the Company's common stock. The Company provided all of the Optionees with an option cancellation notice detailing the Company's offer for the Optionees to cancel and terminate their respective options in exchange for the commitment of the Company to grant new options under the Plan (the "New Options"), such new grant to be made no earlier than six months and a day after the effective date of the cancellation of the options and at an exercise price equal to the fair market value of the common stock as of the effective date of the grant of the New Options. The Cancellation Agreements provide that, in January 2002 (the "Grant Date"), the Company will grant to each of the Optionees a New Option to purchase the number of


                                      F31

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


shares of common stock subject to the options being terminated and cancelled, such New Option to have an exercise price equal to the fair market value of the common stock as of the Grant Date, as will then be determined by the Board of Directors in its sole discretion. The vesting period for the New Options granted to employees will be 40% on the Grant Date, and an additional 20% will vest on each of the first, second and third anniversary of the Grant Date. The vesting period for the New Options granted to outside directors will be 50% vested on the Grant Date, and an additional 25% will vest on each of the first and second anniversary of the Grant Date. The grant of the New Options is also subject to certain employment and "active" status restrictions listed in the Cancellation Agreements.


Following is a summary of activity in the plan for fiscal years 1999, 2000 and 2001.


                               AVERAGE OPTION
                               PRICE            OPTIONS       OPTIONS
                               PER SHARE($)     OUTSTANDING   EXERCISABLE
                               ---------------  ------------  ------------

Outstanding January2, 1999                          469,500             -
Granted                                  10.41      122,000             -
Became exercisable                                        -        39,550
Canceled or expired                      10.41      (76,500)         (250)
                                                ------------  ------------

Outstanding January 1, 2000                         515,000        39,300
Granted                                  12.85       66,500             -
Became exercisable                                        -        61,950
Canceled or expired                      10.41      (98,500)       (6,800)
                                                ------------  ------------

Outstanding December 30, 2000                       483,000        94,450
Granted                                  12.85       11,000             -
Became exercisable                                        -         4,650
Canceled or expired              10.41 & 12.85     (494,000)      (99,100)
                                                ------------  ------------

Outstanding December 29, 2001                             -             -
                                                ============  ============

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair


                                      F32

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

     The fair value for these options was estimated at the date of the grant using the minimum value method with the following assumptions for 1999 and 2000 respectively: risk-free interest rates of 6%; no dividend yield; and a weighted-average expected life of the options of 4 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As there were no options outstanding as of December 29, 2001, pro forma disclosure is not applicable for fiscal 2001. The Company's pro forma net loss for fiscal years 1999 and 2000 are as follows:




                           FISCAL     FISCAL
                            1999       2000
                         --------  ---------
     Pro forma Net Loss  $(5,987)  $(15,801)

     The pro forma calculations include only the effects of 1998 through 2000 grants as all grants previous to 1998 were exercised. As such, the impacts are not necessarily indicative of the effects on reported net income of future years.


                                      F33

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



13.   INCOME  TAXES

        The  provision  for  income  taxes  is  comprised  of  the  following:


                                  YEAR ENDED
                                  -----------
                    JANUARY 1,   DECEMBER 30,   DECEMBER 29,
                         2000           2000           2001
                  -----------  -------------  -------------
        Current   $       384  $         766  $       1,239

        Deferred            -              -              -
                  -----------  -------------  -------------

                  $       384  $         766  $       1,239
                  ===========  =============  =============



        The  reconciliation  between  the  federal  statutory  tax  rate at 34% and the
Company's effective  tax  rate  is  as  follows:


                                             JANUARY 1,    DECEMBER 30,    DECEMBER 29,
                                                  2000            2000            2001
                                            -----------  --------------  --------------

        Expected tax expense (benefit)      $   (1,657)  $      (5,021)  $      (2,663)
        Goodwill                                 1,079           1,772           1,483
        NOL and other adjustments               (4,461)              -               -
        Nondeductible meals and donations           32              33              30
        Change in valuation allowance            5,384           2,992           1,739
        Other                                        7             990             650
                                            -----------  --------------  --------------

                                            $      384   $         766   $       1,239
                                            ===========  ==============  ==============

        The  above  reconciliation  takes  into  account  certain  entities  that  are consolidated  for financial accounting purposes but are not consolidated for tax purposes, therefore, the net  operating  loss  carryforward  cannot  offset the income from the non-consolidated entities.


                                      F34

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



The  components  of  the  net  deferred  tax  assets  are  as  follows:


                                                                          DECEMBER 30,    DECEMBER 29,
                                                                                 2000            2001
                                                                        --------------  --------------

        Total deferred tax liabilities, current                         $        (737)  $        (707)
        Total deferred tax liabilities, long-term                                (560)           (630)
        Total deferred tax assets, current                                      1,201           3,201
        Total deferred tax assets, long-term                                   25,299          25,078
        Valuation allowance                                                   (25,203)        (26,942)
                                                                        --------------  --------------

        Net deferred tax assets                                         $           -   $           -
                                                                        ==============  ==============

The sources of the difference between the financial accounting and tax
Company's assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                                          DECEMBER 30,    DECEMBER 29,
                                                                                 2000            2001
                                                                        --------------  --------------

        Deferred tax assets:
        Deferred rent                                                   $         866   $         873
        Allowance for bad debts                                                 1,001           1,314
        Deferred revenue                                                        1,079             958
        Net operating loss and credit carryforwards                            12,857          10,934
        Inventory basis differences                                               487             619
        Accrued salaries                                                          617             928
        Property and equipment                                                  7,065           9,275
        Recapitalization expenses                                               1,510           1,510
        Other                                                                   1,018           1,868
                                                                        --------------  --------------

        Total deferred tax assets                                              26,500          28,279
        Valuation allowance                                                   (25,203)        (26,942)
                                                                        --------------  --------------

        Net deferred tax assets                                         $       1,297   $       1,337
                                                                        ==============  ==============

Deferred tax liabilities:
        Prepaid expense                                                 $         718   $         699
        Store pre-opening costs                                                   269             269
        Deferred financing costs                                                  300             164
        Other                                                                      10             205
                                                                        --------------  --------------

Net deferred tax liability                                              $       1,297   $       1,337
                                                                        ==============  ==============


                                      F35

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


     At December 30, 2000 and December 29, 2001, the Company had, subject to the limitations discussed below, net operating loss carryforward for tax purposes of $37,492 and $32,158, respectively. These loss carryforwards will expire from 2008 through 2018 if not utilized.

     Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109. These uncertainties primarily consist of the lack of taxable income historically generated by the Company. Therefore, the Company has established a valuation allowance for deferred tax assets of $25,203 at December 30, 2000 and $26,942 at December 29, 2001.

14.  EMPLOYEE  BENEFITS

     401(k) Plan. The Company maintains a defined contribution plan whereby substantially all employees who have been employed for at least six consecutive months are eligible to participate. Contributions are made by the Company as a percentage of employee contributions. In addition, discretionary contributions may be made at the direction of the Company's Board of Directors. Total Company contributions were approximately $165, $174 and $227 for fiscal years 1999, 2000 and 2001, respectively.

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

     Certain of the Company's lease agreements contain provisions for scheduled rent increases or provide for occupancy periods during which no rent payment is required. For financial statement purposes, rent expense is recorded based on the total rentals due over the entire lease term and charged to rent expense on a straight-line basis the difference


                                      F36

                        EYE CARE CENTERS OF AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


between the actual cash rentals paid and rent expenses recorded for financial statement purposes is recorded as a deferred rent obligation. At the end of fiscal years 2000 and 2001, deferred rent obligations aggregated approximately $3.8 million and $3.8 million, respectively.

     Rent expense for all locations, net of lease and sublease income, is as follows. For the purposes of this table, base rent expense includes common area maintenance costs. Common area maintenance costs were approximately 20, 20 and 21 percent of base rent expense for fiscal years 1999, 2000 and 2001, respectively.




                               JANUARY 1,    DECEMBER 30,    DECEMBER 29,
                                 2000           2000            2001
                             -----------  --------------  --------------

Base rent expense           $   31,604   $      37,331   $      38,666
Rent as a percent of sales         239             537             266
Lease and sublease income       (4,282)         (4,512)         (4,259)
                            -----------  --------------  --------------

Rent expense, net           $   27,561   $      33,356   $      34,673
                            ===========  ==============  ==============

     Future minimum lease payments, excluding common area maintenance costs, net of future minimum lease and sublease income under noncancelable operating leases for the next five years and beyond are as follows:




                                        OPERATING   LEASE AND   OPERATING
                                         RENTAL     SUBLEASE      LEASE,
                                        PAYMENTS     INCOME        NET
                                        ----------  ----------  ----------

2002                                    $   31,233  $  (1,808)  $   29,425
2003                                        28,372     (1,128)      27,244
2004                                        25,824       (885)      24,939
2005                                        22,814       (677)      22,137
2006                                        18,898       (281)      18,617
Beyond 2006                                 49,417        (38)      49,379
                                        ----------  ----------  ----------

Total minimum lease payments/(receipts) $  176,558  $    4,817  $  171,741
                                        ==========  ==========  ==========


                                      F37

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

17.  SUBSEQUENT  EVENTS

     Since the end of fiscal 2001, investment funds managed by the majority shareholder of the Company purchased $20.5 million face value of the Initial Notes. The investments were made independent of the Company and therefore the Company's financial statements will not be affected, interest related to these notes will not be forgiven by the majority shareholder and the Company's debt obligation will not be reduced. For income tax purposes only, the Company will be required to recognize approximately $8.0 million in taxable income in fiscal 2002 and will amortize the gain related to these transactions to interest expense over the remaining life of the Initial Notes. This taxable income will be offset by the Company's federal net operating loss carryforward of approximately $32.2 million as of the end of fiscal 2001.


                                      F38


                                                                     SCHEDULE II

                                 EYE CARE CENTERS OF AMERICA, INC.

                           CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS


                                                  CHARGED TO/    CHARGED TO/
                                    BALANCE AT    CREDITED       CREDITED     DEDUCTIONS  BALANCE
                                    BEGINNING OF  FROM COST      FROM OTHER   FROM        AT CLOSE
                                    PERIOD        AND EXPENSES   ACCOUNTS     RESERVE     OF PERIOD
                                    ------------  -------------  -----------  ----------  ---------

Allowance for doubtful accounts of
   current receivables:
      Year ended January1, 2000          559,000       912,000         -           -       1,471,000
      Year ended December 30, 2000     1,471,000     2,466,000         -           -       3,937,000
      Year ended December 29, 2001     3,937,000       919,000         -           -       4,856,000

Inventory obsolescence reserves:
      Year ended January1, 2000          852,000      (152,000)        -           -         700,000
      Year ended December 30, 2000       700,000       304,000         -           -       1,004,000
      Year ended December 29, 2001     1,004,000        95,000         -           -       1,099,000


                                      F39