Form 10-Q
period 2002-03-30
EYE CARE CENTERS OF AMERICA INC
filed 2002-05-13
CIK 759896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark  One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  30,  2002

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

                          Yes   X                         No
                               ---                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                                     Outstanding at May 11, 2002
           -----                                     ---------------------------
   Common  Stock,  $.01  par  value                       7,407,289   shares


                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX

                                                                             PAGE
                                                                            NUMBER
                                                                            ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed  Consolidated  Balance  Sheets at December 29, 2001
             and March 30,2002  (Unaudited)                                   2

        Condensed  Consolidated  Statements  of Income for the
             Thirteen Weeks Ended March  31,  2001  (Unaudited)
             and  March  30,  2002  (Unaudited)                               3

        Condensed  Consolidated  Statements  of  Cash  Flows for the
             Thirteen Weeks Ended  March  31,  2001  (Unaudited)
             and  March  30,  2002  (Unaudited)                               4

        Notes  to  Condensed  Consolidated  Financial  Statements          5-10

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         11-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk           17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                 18-19




                          PART I. FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
                        EYE CARE CENTERS OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                               DECEMBER 29,          MARCH 30,
                                                   2001                2002
                                         -------------------  ----------------
ASSETS                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents. . . . . .  $            3,372   $         3,462
   Accounts and notes receivable, net .              10,275            11,527
   Inventory. . . . . . . . . . . . . .              24,665            24,753
   Prepaid expenses and other . . . . .               3,389             2,659
   Deferred income taxes. . . . . . . .               1,337             1,337
                                         -------------------  ----------------
Total current assets. . . . . . . . . .              43,038            43,738

PROPERTY & EQUIPMENT, net . . . . . . .              64,518            61,936
INTANGIBLE ASSETS, net. . . . . . . . .             109,453           108,612
OTHER ASSETS. . . . . . . . . . . . . .               8,004             7,539
                                         -------------------  ----------------
Total assets. . . . . . . . . . . . . .  $          225,013   $       221,825
                                         ===================  ================
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . .  $           21,749   $        26,721
   Current maturities of long-term debt              13,786            10,720
   Deferred revenue . . . . . . . . . .               6,557             6,854
   Accrued payroll expense. . . . . . .               5,733             6,320
   Accrued interest                                   3,284             5,860
   Other accrued expenses . . . . . . .               8,500             9,108
                                         -------------------  ----------------
Total current liabilities . . . . . . .              59,609            65,583

DEFERRED INCOME TAXES . . . . . . . . .               1,337             1,337
LONG TERM DEBT, less current maturities             260,777           241,677
DEFERRED RENT . . . . . . . . . . . . .               3,790             3,848
DEFERRED GAIN . . . . . . . . . . . . .               1,999             1,941
                                         -------------------  ----------------
Total liabilities . . . . . . . . . . .             327,512           314,386
                                         -------------------  ----------------
SHAREHOLDERS' DEFICIT:
   Common stock . . . . . . . . . . . .                  74                74
   Preferred stock. . . . . . . . . . .              48,134            49,699
   Additional paid-in capital . . . . .              43,474            41,801
   Accumulated deficit. . . . . . . . .            (194,181)         (184,135)
                                         -------------------  ----------------
Total shareholders' deficit . . . . . .            (102,499)          (92,561)
                                         -------------------  ----------------
                                         $          225,013   $       221,825
                                         ===================  ================

See  Notes  to  Condensed  Consolidated  Financial  Statements.


                         EYE CARE CENTERS OF AMERICA, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                               (dollars in thousands)


                                                              THIRTEEN WEEKS
                                                                   ENDED
                                                   --------------------------------
                                                       MARCH 31,          MARCH 30,
                                                         2001               2002
                                                 ----------------  ----------------
                                                      (Unaudited)       (Unaudited)
NET REVENUES:
   Optical sales. . . . . . . . . . . . . . . .  $         92,651  $        102,688
   Management fee . . . . . . . . . . . . . . .               913               989
                                                 ----------------  ----------------
Total net revenues. . . . . . . . . . . . . . .            93,564           103,677

OPERATING COSTS AND EXPENSES:
   Cost of goods sold . . . . . . . . . . . . .            28,464            32,068
   Selling, general and administrative expenses            53,780            55,441
   Amortization of intangibles:
     Goodwill . . . . . . . . . . . . . . . . .             1,457                 -
     Noncompete and other intangibles . . . . .               792               841
                                                 ----------------  ----------------
Total operating costs and expenses. . . . . . .            84,493            88,350
                                                 ----------------  ----------------
INCOME FROM OPERATIONS. . . . . . . . . . . . .             9,071            15,327
INTEREST EXPENSE, NET . . . . . . . . . . . . .             7,530             5,069
INCOME TAX EXPENSE. . . . . . . . . . . . . . .               145               212
                                                 ----------------  ----------------
NET INCOME. . . . . . . . . . . . . . . . . . .  $          1,396  $         10,046
                                                 ================  ================

See  Notes  to  Condensed  Consolidated  Financial  Statements.


                                   EYE CARE CENTERS OF AMERICA, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (dollars in thousands)

                                                                                  THIRTEEN WEEKS
                                                                                      ENDED
                                                                     ---------------------------------
                                                                           MARCH 31,         MARCH 30,
                                                                             2001              2002
                                                                     ----------------  ----------------
                                                                          (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $         1,396   $        10,046
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization.                                    7,763             5,546
             Loan cost amortization . . . . . . . . . . . . . . . .              482               417
             Deferred liabilities and other . . . . . . . . . . . .              517               355
             Loss on disposition of property and equipment. . . . .              131                 -
        Increase in operating assets and liabilities. . . . . . . .            3,428             8,112
                                                                     ----------------  ----------------
Net cash provided by operating activities.                                    13,717            24,476
                                                                     ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Acquisition of property and equipment. . . . . . . . .           (1,007)           (2,155)
             Proceeds from sale of property and equipment . . . . .                -                32
             Payments received on notes receivable. . . . . . . . .                2                 -
                                                                     ----------------  ----------------
Net cash used in investing activities . . . . . . . . . . . . . . .           (1,005)           (2,123)
                                                                     ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments on debt and capital leases. . . . . . . . . .          (15,133)          (22,178)
             Payments related to debt issuance. . . . . . . . . . .              680                 -
             Proceeds from issuance of debt . . . . . . . . . . . .               66                 -
             Distribution to affiliated OD. . . . . . . . . . . . .                -               (85)
                                                                     ----------------  ----------------
Net cash used in financing activities . . . . . . . . . . . . . . .          (14,387)          (22,263)
                                                                     ----------------  ----------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . .           (1,675)               90
CASH AND CASH EQUIVALENTS, beginning of period                                 3,971             3,372
                                                                     ----------------  ----------------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . .  $         2,296   $         3,462
                                                                     ================  ================

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

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2002 ("fiscal 2002"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 29, 2001 ("fiscal 2001").

2.  RELATED  PARTY  TRANSACTIONS

     The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"). The Management Agreement was amended as of December 31, 2000 to reduce the management fees to $250,000 per year plus expenses for management and other consulting services provided to the Company. After a term of ten years from the closing date, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For both of the thirteen week periods ended March 31, 2001 and March 30, 2002, the Company incurred $62,500 related to the agreement.

3.  INCOME  TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company currently has a net deferred tax asset related to its temporary differences. Based upon the weight of available evidence allowed under the criteria set forth under FAS Statement No. 109, including the lack of carryback potential, uncertainties exist as to the future realization of the deferred tax assets. These uncertainties include lack of carryback potential as the Company has incurred taxable losses in past years. The Company has established a full valuation allowance for its deferred tax assets.

4.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION (DOLLARS IN THOUSANDS)


                                           THIRTEEN       THIRTEEN
                                          WEEKS ENDED    WEEKS ENDED
                                           MARCH 31,      MARCH 30,
                                             2001           2002
                                        -------------  -------------
                                          (UNAUDITED)    (UNAUDITED)

Cash paid for interest                $       3,379  $       1,948
Dividends accrued on preferred stock  $       1,376  $       1,564

5.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for theImpairment or Disposal of Long-Lived Assets "
SFAS No. 144 supersedes SFAS 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets toBe Disposed Of" and other related accounting guidance. The Company adopted SFASNo. 144 in the first quarter of fiscal 2002. The Company has evaluated the impact of SFAS No. 144 on its consolidated financial statements and, based upon its analysis, the Company believes that no impairment of long-lived assets exists. In July 2001, the FASB issued SFAS No's 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Any impairment resulting from the initial application of the statements is to be recorded as a cumulative effect of accounting change as of December 2001. The Company adopted both statements on December 30, 2001. The Company has performed the required impairment tests of goodwill and, based upon its analysis, the Company believes that no impairment of goodwill exists. The Company's pro forma net income with goodwill amortization excluded was $2.9 million and $10.0 million for the thirteen weeks ended March 31, 2001 and March 30, 2002, respectively.

6.  CONDENSED CONSOLIDATING INFORMATION (UNAUDITED) (DOLLARS  IN  THOUSANDS)

     The $100.0 million in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $50.0 million in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes") were issued by Eye Care Centers of America, Inc. and are guaranteed by its subsidiaries (the "Guarantor Subsidiaries") but are not guaranteed by any of the ODs. The Guarantor Subsidiaries are wholly-owned by Eye Care Centers of America, Inc. and the guarantees are full, unconditional, joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) Eye Care Centers of America, Inc., as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) the ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.


                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                               DECEMBER 29, 2001


                                                      Guarantor                                Consolidated
                                         Parent      Subsidiaries    ODs       Eliminations       Company
                                         ----------  --------------  --------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents             $     755   $       2,209   $   408   $           -   $       3,372
   Accounts and notes receivable           121,675          35,434     2,434        (149,268)         10,275
   Inventory                                15,371           7,747     1,547               -          24,665
   Prepaid expenses and other                2,152           1,191        46               -           3,389
   Deferred income taxes                     1,337               -         -               -           1,337
                                         ----------  --------------  --------  --------------  --------------
Total current assets                       141,290          46,581     4,435        (149,268)         43,038

Property and equipment                      37,568          26,950         -               -          64,518
Intangibles                                 16,693          92,673        87               -         109,453
Other assets                                 7,298             706         -               -           8,004
Investment in subsidiaries                 (25,830)              -         -          25,830               -
                                         ----------  --------------  --------  --------------  --------------
Total Assets                             $ 177,019   $     166,910   $ 4,522   $    (123,438)  $     225,013
                                         ==========  ==============  ========  ==============  ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                      $  17,551   $     145,646   $ 7,820   $    (149,268)  $      21,749
   Current portion of long-term debt        13,431             355         -               -          13,786
   Deferred revenue                          3,620           2,937         -               -           6,557
   Accrued payroll expense                   2,940           2,789         4               -           5,733
   Accrued interest                          2,989             295         -               -           3,284
   Other accrued expenses                    4,894           2,708       898               -           8,500
                                         ----------  --------------  --------  --------------  --------------
Total current liabilities                   45,425         154,730     8,722        (149,268)         59,609

Deferred income taxes                        1,337               -         -               -           1,337
Long-term debt, less current maturities    228,537          32,140       100               -         260,777
Deferred rent                                2,482           1,308         -               -           3,790
Deferred gain                                1,530             469         -               -           1,999
                                         ----------  --------------  --------  --------------  --------------
Total liabilities                          279,311         188,647     8,822        (149,268)        327,512
                                         ----------  --------------  --------  --------------  --------------
Shareholders' deficit:
   Common stock                                 74               -         -               -              74
   Preferred stock                          48,134               -         -               -          48,134
   Additional paid-in capital               43,681           1,092    (1,299)              -          43,474
   Accumulated deficit                    (194,181)        (22,829)   (3,001)         25,830        (194,181)
                                         ----------  --------------  --------  --------------  --------------
Total shareholders' deficit               (102,292)        (21,737)   (4,300)         25,830        (102,499)
                                         ----------  --------------  --------  --------------  --------------
                                         $ 177,019   $     166,910   $ 4,522   $    (123,438)  $     225,013
                                         ==========  ==============  ========  ==============  ==============


                                    CONDENSED CONSOLIDATING INCOME STATEMENT
                                  FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001


                                                            Guarantor                             Consolidated
                                                 Parent   Subsidiaries   ODs      Eliminations       Company
                                                 -------  -------------  -------  --------------  -------------
Revenues:
   Optical sales                                 $45,744  $      30,503  $16,404  $           -   $      92,651
   Management fees                                   270          6,228        -         (5,585)            913
   Investment earnings in subsidiaries             5,216              -        -         (5,216)              -
                                                 -------  -------------  -------  --------------  -------------
Total net revenues                                51,230         36,731   16,404        (10,801)         93,564
Operating costs and expenses:
   Cost of goods sold                             14,726         10,588    3,150              -          28,464
   Selling, general and administrative expenses   28,164         18,174   13,027         (5,585)         53,780
   Amortization of intangibles:
     Goodwill                                          -          1,456        1              -           1,457
     Noncompete and other intangibles                264            528        -              -             792
                                                 -------  -------------  -------  --------------  -------------
Total operating costs and expenses                43,154         30,746   16,178         (5,585)         84,493
                                                 -------  -------------  -------  --------------  -------------
Income from operations                             8,076          5,985      226         (5,216)          9,071
Interest expense, net                              6,659            869        2              -           7,530
Income tax expense                                    21            124        -              -             145
                                                 -------  -------------  -------  --------------  -------------
Net income                                       $ 1,396  $       4,992  $   224  $      (5,216)  $       1,396
                                                 =======  =============  =======  ==============  =============



                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001


                                                                        Guarantor                            Consolidated
                                                            Parent     Subsidiaries    ODs   Eliminations       Company
                                                            ---------  --------------  ----  --------------  --------------
Cash flows from operating activities:
Net income                                                  $  1,396   $       4,992   $224  $      (5,216)  $       1,396
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                               3,555           4,207      1              -           7,763
   Other amortization                                            (28)            510      -              -             482
   Deferred liabilities and other                                158             359      -              -             517
   Loss on disposition of property and  equipment                 73              58      -              -             131
   Increase/(decrease) in operating assets and liabilities    14,588         (11,237)    77              -           3,428
                                                            ---------  --------------  ----  --------------  --------------
Net cash provided by (used in) operating activities           19,742          (1,111)   302         (5,216)         13,717
                                                            ---------  --------------  ----  --------------  --------------
Cash flows from investing activities:
   Acquisition of property and equipment                        (876)           (131)     -              -          (1,007)
   Payment received on notes receivable                            -               2      -              -               2
   Investment in Subsidiaries                                 (5,216)              -      -          5,216               -
                                                            ---------  --------------  ----  --------------  --------------
Net cash used in investing activities                         (6,092)           (129)     -          5,216          (1,005)
                                                            ---------  --------------  ----  --------------  --------------
Cash flows from financing activities:
   Payments on debt and capital leases                       (15,000)           (133)     -              -         (15,133)
   Payments related to debt issuance                               -             680      -              -             680
   Proceeds from issuance of debt                                  -              66      -              -              66
                                                            ---------  --------------  ----  --------------  --------------
Net cash provided by (used in) financing activities          (15,000)            613      -              -         (14,387)
                                                            ---------  --------------  ----  --------------  --------------
Net increase (decrease) in cash and cash equivalents          (1,350)           (627)   302              -          (1,675)
Cash and cash equivalents at beginning of period               2,215           1,187    569              -           3,971
                                                            ---------  --------------  ----  --------------  --------------
Cash and cash equivalents at end of period                  $    865   $         560   $871  $           -   $       2,296
                                                            =========  ==============  ====  ==============  ==============


                                    CONDENSED CONSOLIDATING BALANCE SHEET
                                                MARCH 30, 2002


                                                      Guarantor                                Consolidated
                                         Parent      Subsidiaries    ODs       Eliminations       Company
                                         ----------  --------------  --------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents             $   1,675   $       1,380   $   407   $           -   $       3,462
   Accounts and notes receivable           108,317          39,554     3,263        (139,607)         11,527
   Inventory                                15,961           7,285     1,507               -          24,753
   Prepaid expenses and other                1,560           1,051        48               -           2,659
   Deferred income taxes                     1,337               -         -               -           1,337
                                         ----------  --------------  --------  --------------  --------------
Total current assets                       128,850          49,270     5,225        (139,607)         43,738

Property and equipment                      36,294          25,642         -               -          61,936
Intangibles                                 16,693          91,832        87               -         108,612
Other assets                                 6,883             656         -               -           7,539
Investment in subsidiaries                 (16,439)              -         -          16,439               -
                                         ----------  --------------  --------  --------------  --------------
Total Assets                             $ 172,281   $     167,400   $ 5,312   $    (123,168)  $     221,825
                                         ==========  ==============  ========  ==============  ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                      $  21,605   $     137,301   $ 7,422   $    (139,607)  $      26,721
   Current portion of long-term debt        10,431             289         -               -          10,720
   Deferred revenue                          3,824           2,977        53               -           6,854
   Accrued payroll expense                   3,688           2,628         4               -           6,320
   Accrued interest                          5,571             289         -               -           5,860
   Other accrued expenses                    4,648           3,555       905               -           9,108
                                         ----------  --------------  --------  --------------  --------------
Total current liabilities                   49,767         147,039     8,384        (139,607)         65,583

Deferred income taxes                        1,337               -         -               -           1,337
Long-term debt, less current maturities    209,459          32,118       100               -         241,677
Deferred rent                                2,496           1,352         -               -           3,848
Deferred gain                                1,491             450         -               -           1,941
                                         ----------  --------------  --------  --------------  --------------
Total liabilities                          264,550         180,959     8,484        (139,607)        314,386
                                         ----------  --------------  --------  --------------  --------------
Shareholders' deficit:
   Common stock                                 74               -         -               -              74
   Preferred stock                          49,699               -         -               -          49,699
   Additional paid-in capital               42,093           1,092    (1,384)              -          41,801
   Accumulated deficit                    (184,135)        (14,651)   (1,788)         16,439        (184,135)
                                         ----------  --------------  --------  --------------  --------------
Total shareholders' deficit                (92,269)        (13,559)   (3,172)         16,439         (92,561)
                                         ----------  --------------  --------  --------------  --------------
                                         $ 172,281   $     167,400   $ 5,312   $    (123,168)  $     221,825
                                         ==========  ==============  ========  ==============  ==============


                                    CONDENSED CONSOLIDATING INCOME STATEMENT
                                  FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2002


                                                            Guarantor                             Consolidated
                                                 Parent   Subsidiaries   ODs      Eliminations       Company
                                                 -------  -------------  -------  --------------  -------------
Revenues:
   Optical sales                                 $50,379  $      32,109  $20,200              -   $     102,688
   Management fees                                   185          7,058        -         (6,254)            989
   Investment earnings in subsidiaries             9,390              -        -         (9,390)              -
                                                 -------  -------------  -------  --------------  -------------
Total net revenues                                59,954         39,167   20,200        (15,644)        103,677
Operating costs and expenses:
   Cost of goods sold                             16,570         11,450    4,048              -          32,068
   Selling, general and administrative expenses   28,793         17,964   14,938         (6,254)         55,441
   Amortization of intangibles:
     Noncompete and other intangibles                  -            841        -              -             841
                                                 -------  -------------  -------  --------------  -------------
Total operating costs and expenses                45,363         30,255   18,986         (6,254)         88,350
                                                 -------  -------------  -------  --------------  -------------
Income from operations                            14,591          8,912    1,214         (9,390)         15,327
Interest expense, net                              4,458            609        2              -           5,069
Income tax expense                                    87            125        -              -             212
                                                 -------  -------------  -------  --------------  -------------
Net income                                       $10,046  $       8,178  $ 1,212  $      (9,390)  $      10,046
                                                 =======  =============  =======  ==============  =============



                                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                          FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2002


                                                                        Guarantor                                 Consolidated
                                                            Parent     Subsidiaries    ODs       Eliminations       Company
                                                            ---------  --------------  --------  --------------  --------------
Cash flows from operating activities:
Net income                                                  $ 10,046   $       8,178   $ 1,212   $      (9,390)  $      10,046
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization                               2,860           2,686         -               -           5,546
   Other amortization                                            388              29         -               -             417
   Deferred liabilities and other                                218              84        53               -             355
   Increase/(decrease) in operating assets and liabilities    20,474         (11,181)   (1,181)              -           8,112
                                                            ---------  --------------  --------  --------------  --------------
Net cash provided by (used in) operating activities           33,986            (204)       84          (9,390)         24,476
                                                            ---------  --------------  --------  --------------  --------------
Cash flows from investing activities:
   Acquisition of property and equipment                      (1,586)           (569)        -               -          (2,155)
   Proceeds from sale of property and equipment                    -              32         -               -              32
   Investment in Subsidiaries                                 (9,390)              -         -           9,390               -
                                                            ---------  --------------  --------  --------------  --------------
Net cash used in investing activities                        (10,976)           (537)        -           9,390          (2,123)
                                                            ---------  --------------  --------  --------------  --------------
Cash flows from financing activities:
   Payments on debt and capital leases                       (22,090)            (88)        -               -         (22,178)
   Distribution to affiliated OD                                   -               -       (85)              -             (85)
Net cash used in financing activities                        (22,090)            (88)      (85)              -         (22,263)
                                                            ---------  --------------  --------  --------------  --------------
Net Increase/(decrease) in cash and cash equivalents             920            (829)       (1)              -              90
Cash and cash equivalents at beginning of period                 755           2,209       408               -           3,372
                                                            ---------  --------------  --------  --------------  --------------
Cash and cash equivalents at end of period                  $  1,675   $       1,380   $   407   $           -   $       3,462
                                                            =========  ==============  ========  ==============  ==============

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is the third largest retail optical chain in the United States as measured by net revenues, operating 358 stores, 291 of which are optical superstores. The Company operates predominately under the trade name "EyeMasters," and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's VisionWorld," "Doctor's ValuVision," "Stein Optical," "Vision World," "Doctor's VisionWorks" and "Eye DRx." The Company operates in the $5.4 billion retail optical chain sector of the $15.9 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry and (iv) new product innovations. Unless otherwise indicated, all dollar amounts are in thousands.

     The industry is highly fragmented and has undergone significant consolidation. Since September 1996, the Company has consummated and integrated four acquisitions.

- In September 1996, the Company acquired Visionworks Holdings, Inc. and its subsidiaries, a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.C.
- In September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries with ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C., a Virginia professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C. (the "PC"), and simultaneously entered into long-term management agreements with the PC to manage the PC's twelve stores in Virginia.
- In September 1998, the Company acquired (the "Bizer Acquisition") certain of the assets of Dr. Bizer's VisionWorld, PLLC and related entities, a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such optometrist's nineteen stores.
- In August 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") substantially all of the assets used to operate an aggregate of 76 retail eyewear outlets (the "VTO Retail Acquisition"), of which thirty-seven were located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the trade name "Vision World," sixteen were located in Wisconsin operating under the trade name "Stein Optical," and twenty-three were located in New Jersey operating under the trade name "Eye DRx." Simultaneously, the Company assumed the rights and obligations under a management agreement with a private optometrist to manage the nineteen Eye DRx stores.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed vision care contracts aggressively in order to help the Company's retail business grow and has devoted significant management resources to the development of its managed vision care business. While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower than non-managed vision care purchases, managed vision care transactions generally earn comparable operating profit margins, as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed vision care contracts compensates for the lower average ticket price. During the thirteen weeks ended March 30, 2002, approximately 35.7% of the Company's total revenues were derived from managed vision care programs, compared to 38.8% for the thirteen weeks ended March 31, 2001. Managed vision care sales decreased as a percent of the Company's total revenues due to a large increase in non-managed vision care sales. Despite its decrease in the penetration of the Company's total revenues, managed vision care sales increased 6.6% compared to the first quarter of fiscal 2001. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market share, broad geographic coverage and sophisticated information management and billing systems.

RESULTS OF OPERATIONS


The following table sets forth for the periods indicated certain statement of income data as a percentage of net revenues:


                                                               THIRTEEN
                                                              WEEKS ENDED
                                                   ------------------------------
                                                     MARCH 31,          MARCH 30,
                                                       2001               2002
                                                   ------------------------------
STATEMENT OF INCOME DATA:
NET REVENUES:
   Optical sales                                        99.1 %            99.0 %
   Management fee                                        0.9               1.0
                                                  ------------       ----------
Total net revenues                                     100.0             100.0

OPERATING COSTS AND EXPENSES:
   Cost of goods sold                                   30.7 *            31.2 *
   Selling, general and administrative expenses         58.0 *            54.0 *
   Amortization of intangibles                           2.4               0.8
                                                  ------------        ----------
Total operating costs and expenses                      90.3              85.2
                                                  ------------       ----------
INCOME FROM OPERATIONS                                   9.7              14.8
INTEREST EXPENSE, NET                                    8.0               4.9
INCOME TAX EXPENSE                                       0.2               0.2
                                                  ------------        ----------
NET INCOME                                               1.5 %             9.7 %
                                                   ============        ==========

*  Percentages based on optical sales only

THE THIRTEEN WEEKS ENDED MARCH 30, 2002 COMPARED TO THE THIRTEEN WEEKS ENDED MARCH 31, 2001.

Net Revenues. The increase in net revenues to $103.7 million for the thirteen weeks ended March 30, 2002 from $93.6 million for the thirteen weeks ended March 31, 2001 was largely the result of increased comparable store sales of 10.7% due to increased promotional activity, improved in-stock positions and overall optical market improvement. The number of transactions increased by 21.4% compared to the first quarter of fiscal 2001, which was offset by a decrease in average ticket prices of 8.7% compared to the first quarter of fiscal 2001. Managed vision care sales increased 6.6% compared to the first quarter of fiscal 2001. The Company opened one store and closed two stores in the first quarter of 2002.

Gross Profit. Gross profit increased to $70.6 million for the thirteen weeks ended March 30, 2002 from $65.1 million for the thirteen weeks ended March 31, 2001. Gross profit as a percentage of optical sales decreased to 68.8% for the thirteen weeks ended March 30, 2002 as compared to 69.3% for the thirteen weeks ended March 31, 2001. While product costs remained consistent, this percentage decrease was largely due to a lower average ticket price and an increase in transactions, which resulted in additional lab payroll expenses.

Selling General & Administrative Expenses (SG&A). SG&A increased to $55.4 million for the thirteen weeks ended March 30, 2002 from $53.8 million for the thirteen weeks ended March 31, 2001. SG&A as a percentage of optical sales decreased to 54.0% for the thirteen weeks ended March 30, 2002 from 58.0% for the thirteen weeks ended March 31, 2001. This percentage decrease was largely the result of the recognition of economies of scale in occupancy, depreciation and overhead expenditures as well as an increase in comparable store sales of 10.7%.

Amortization Expense. Amortization expense decreased to $0.8 million for the thirteen weeks ended March 30, 2002 from $2.2 million for the thirteen weeks ended March 31, 2001. This decrease was due to the adoption of FASB 142 which disallows the amortization of goodwill over its useful life and instead requires an annual assessment for impairment.

Net Interest Expense. Net interest expense decreased to $5.1 million for the thirteen weeks ended March 30, 2002 from $7.5 million for the thirteen weeks ended March 31, 2001. This decrease was due to the decrease in outstanding debt and the decrease in applicable interest rates.

Net Income. Net income increased to $10.0 million for the thirteen weeks ended March 30, 2002 from net income of $1.4 million for the thirteen weeks ended
March  31,  2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash flows from operating activities have provided net cash of $24.5 million for the thirteen weeks ended March 30, 2002 as compared to $13.7 million for the thirteen weeks ended March 31, 2001. As of March 30, 2002, the Company had $3.5 million of cash available to meet the Company's obligations.

     Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for the stores and maintenance of existing facilities. Capital expenditures for the thirteen weeks ended March 30, 2002 were $2.2 million. Capital expenditures for 2002 are anticipated to be approximately $9.5 million. Of such 2002 capital expenditures, approximately $3.3 million are related to commitments to new stores and approximately $6.2 million are planned to be for systems and maintenance of existing facilities.

     On April 24, 1998, the Company entered into a credit agreement (the "Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"). The proceeds of the Credit Facility were used to pay long term debt outstanding under the previous credit facility. At March 30, 2002, the Company had $26.8 million outstanding under the Term Loan Facility, $6.0 million outstanding under the Revolving Credit Facility, $67.5 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition, $149.7 million in notes payable outstanding evidenced by the Notes and $2.4 million in capital lease and equipment obligations. On December 27, 2000, the Company amended the Credit Facility. As a result of the amendment to the Credit Facility, interest on borrowings was increased by 100 basis points from the original interest rates under the amended Credit Facility and various financial covenants and scheduled principal payments were revised. Borrowings made under the Credit Facility (as amended) bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% to 3.25% or the

Base Rate (as defined in the Credit Facility) plus 1.25% to 2.25%. At March 30, 2002, the Company's Credit Facility bore interest at LIBOR plus 3.25% and the Base Rate plus 2.25%. Under the amended Credit Facility, the Term Loan Facility matures on November 15, 2003, the $26.8 million outstanding balance will amortize in annual principal amounts of approximately $6.6 million and $20.2 million, respectively, for fiscal years 2002 and 2003 and the Acquisition Facility will amortize in annual principal amounts of approximately $0.5 million and $67.0 million, respectively, for fiscal years 2002 and 2003.


   Future principal maturities for long-term debt and capital lease obligations as of March 30, 2002 are as follows:


2002                                     $  7,184
2003                                       93,421
2004                                          148
2005                                          233
2006                                          308
Beyond 2006                               151,103
                                         --------
Total future principal payments on debt  $252,397
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

FORWARD-LOOKING  STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Commission and under the heading "Government Regulation" in the Company's Annual Report on Form 10-K for 2000 as well as the following: general economic and business conditions; industry trends; the loss of major customers, suppliers or managed vision care contracts; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS; (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS; (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS; (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION; (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES; (VI) DEMOGRAPHIC TRENDS; (VII) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS; (VIII) THE ABILITY OF THE COMPANY TO MAKE AND INTEGRATE ACQUISITIONS; AND (IX) THE CONTINUED MEDICAL INDUSTRY EFFORTS TO REDUCE MEDICAL COSTS AND THIRD PARTY REIMBURSEMENTS.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the first quarter of fiscal 2002. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 29, 2001.


PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that the management of the Company has deemed to be material to the business or financial condition of the Company that have arisen during the first quarter of fiscal 2002. For further discussion, refer to the Company's annual report on Form 10-K for the year ended December 29, 2001.

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

 2.9  Asset Purchase Agreement, dated July 7, 1999, by and among Eye Care
      Centers of America, Inc., Vision Twenty-One, Inc., and The Complete
      Optical Laboratory, Ltd., Corp. * (b)

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






3.1  Restated Articles of Incorporation of Eye Care Centers of America Inc. (a)

3.2  Statement of Resolution of the Board of Directors of Eye Care Centers of
     America, Inc. designating a series of Preferred Stock. (a)

3.3  Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)

4.1 Indenture dated as of April 24, 1998 among Eye Care Centers of America, Inc., the Guarantors named therein and United States Trust Company of New York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008 and Floating Interest Rate Subordinated Term Securities. (a)

4.2  Form  of  Fixed  Rate  Exchange  Note.  (d)

4.3  Form  of  Floating  Rate  Exchange  Note.  (d)

4.4  Form  of  Guarantee.  (d)

4.5  Registration  Rights  Agreement  dated  April 24,  1998  between Eye Care
     Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch,
     Pierce,  Fenner  &  Smith  Incorporated.  (a)


-----------

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

(d) Previously provided with, and incorporated by reference from, the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(B) The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended March 30, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                EYE CARE CENTERS OF AMERICA, INC


May  13,  2002                                  /s/ Alan E. Wiley
--------------                                  -----------------
Dated                                           Alan E. Wiley
                                                Executive Vice President and
                                                Chief Financial Officer