Form 10-Q
period 2002-06-29
EYE CARE CENTERS OF AMERICA INC
filed 2002-08-09
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark  One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2002.

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

                          Yes   X                         No
                               ---                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                                  Outstanding at August 3, 2002
           -----                                  -----------------------------
   Common  Stock,  $.01  par  value                      7,407,289  shares

================================================================================


                        EYE CARE CENTERS OF AMERICA, INC.
                                      INDEX
                                                                            Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at December 29, 2001
              and June 29, 2002 (Unaudited)                                  2

            Condensed Consolidated Statements of Operations for the
              Thirteen Weeks and Twenty-Six Weeks Ended June 30, 2001
              (Unaudited) and June 29, 2002 (Unaudited)                      3

            Condensed Consolidated Statements of Cash Flows for the
              Twenty-Six Weeks Ended June 30, 2001 (Unaudited)
              and June 29, 2002 (Unaudited)                                  4

            Notes to Condensed Consolidated Financial Statements          5-11

Item 2.     ManagementDiscussion and Analysis of Financial Condition
              and Results of Operations                                  12-18

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                19-20



                          PART I. FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
                        EYE CARE CENTERS OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                               DECEMBER 29,         JUNE 29,
                                                  2001                2002
                                         -------------------  ---------------
ASSETS                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents. . . . . .  $            3,372   $        1,942
   Accounts and notes receivable, net .              10,275           11,035
   Inventory. . . . . . . . . . . . . .              24,665           25,011
   Prepaid expenses and other . . . . .               3,389            2,520
   Deferred income taxes. . . . . . . .               1,337            1,337
                                         -------------------  ---------------
Total current assets. . . . . . . . . .              43,038           41,845
PROPERTY & EQUIPMENT, net . . . . . . .              64,518           61,641
INTANGIBLE ASSETS, net. . . . . . . . .             109,453          107,770
OTHER ASSETS. . . . . . . . . . . . . .               8,004            7,076
                                         -------------------  ---------------
Total assets. . . . . . . . . . . . . .  $          225,013   $      218,332
                                         ===================  ===============
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . .  $           21,749   $       22,961
   Current maturities of long-term debt              13,786           24,648
   Deferred revenue . . . . . . . . . .               6,557            6,787
   Accrued payroll expense. . . . . . .               5,733            6,640
   Accrued interest                                   3,284            2,576
   Other accrued expenses . . . . . . .               8,500            8,373
                                         -------------------  ---------------
Total current liabilities . . . . . . .              59,609           71,985
DEFERRED INCOME TAXES . . . . . . . . .               1,337            1,337
LONG-TERM DEBT, less current maturities             260,777          229,998
DEFERRED RENT . . . . . . . . . . . . .               3,790            3,872
DEFERRED GAIN . . . . . . . . . . . . .               1,999            1,883
                                         -------------------  ---------------
Total liabilities . . . . . . . . . . .             327,512          309,075
                                         -------------------  ---------------
SHAREHOLDERS' DEFICIT:
   Common stock . . . . . . . . . . . .                  74               74
   Preferred stock. . . . . . . . . . .              48,134           51,314
   Additional paid-in capital . . . . .              43,474           39,838
   Accumulated deficit. . . . . . . . .            (194,181)        (181,969)
                                         -------------------  ---------------
Total shareholders' deficit . . . . . . .          (102,499)         (90,743)
                                         -------------------  ---------------
                                         $          225,013   $      218,332
                                         ===================  ===============

            See Notes to Condensed Consolidated Financial Statements


                                         EYE CARE CENTERS OF AMERICA, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (dollars in thousands)


                                                              THIRTEEN WEEKS                  TWENTY-SIX WEEKS
                                                                  ENDED                            ENDED
                                                           ----------------                 -----------------
                                                         JUNE 30,       JUNE 29,           JUNE 30,       JUNE 29,
                                                           2001           2002               2001           2002
                                                   ----------------  ------------  ------------------  ------------
                                                        (Unaudited)   (Unaudited)         (Unaudited)   (Unaudited)
REVENUES:
   Optical sales. . . . . . . . . . . . . . . . .  $        80,641   $     88,767  $         173,292   $    191,455
   Management fees. . . . . . . . . . . . . . . .              927            797              1,840          1,786
                                                   ----------------  ------------  ------------------  ------------
Net revenues. . . . . . . . . . . . . . . . . . .           81,568         89,564            175,132        193,241

OPERATING COSTS AND EXPENSES:
   Cost of goods sold . . . . . . . . . . . . . .           25,763         27,598             54,227         59,666
   Selling, general and administrative expenses.            50,133         53,111            103,913        108,552
   Amortization of intangibles:
     Goodwill . . . . . . . . . . . . . . . . . .            1,220              -              2,606              -
     Noncompete and other intangibles                          903            841              1,765          1,682
                                                   ----------------  ------------  ------------------  ------------
Total operating costs and expenses. . . . . . . .           78,019         81,550            162,511        169,900
                                                   ----------------  ------------  ------------------  ------------
INCOME FROM OPERATIONS. . . . . . . . . . . . . .            3,549          8,014             12,621         23,341
INTEREST EXPENSE, NET . . . . . . . . . . . . . .            6,830          5,565             14,359         10,635
INCOME TAX EXPENSE. . . . . . . . . . . . . . . .              209            283                354            494
                                                   ----------------  ------------  ------------------  ------------
NET INCOME (LOSS) . . . . . . . . . . . . . . . .  $        (3,490)  $      2,166  $          (2,092)  $     12,212
                                                   ================  ============  ==================  ============

            See Notes to Condensed Consolidated Financial Statements


                                   EYE CARE CENTERS OF AMERICA, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (dollars in thousands)

                                                                                    TWENTY-SIX
                                                                                    WEEKS ENDED
                                                                         ----------------------------
                                                                           JUNE 30,         JUNE 29,
                                                                             2001             2002
                                                                      ---------------  ---------------
                                                                          (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss). . . . . . . . . . . .      . . . . . . . . . .  $       (2,092)  $       12,212
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization.                                           14,917           11,134
     Loan cost amortization. . . . . . . . . . . . . . . . .                     913              836
     Deferred liabilities and other. . . . . . . . . . . . .                     458              312
     Loss on disposition of property and equipment . . . . .                     145               63
  Increase (decrease) in operating assets and liabilities. . .                (2,637)           1,001
                                                                      ---------------  ---------------
Net cash provided by operating activities.                                    11,704           25,558
                                                                      ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment . . . . . . . . .                  (3,385)          (6,191)
     Payments received on notes receivable . . . . . . . . .                       3                -
                                                                      ---------------  ---------------
Net cash used in investing activities. . . . . . . . . . . . . . . .          (3,382)          (6,191)
                                                                      ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on debt and capital leases . . . . . . . . . .                 (11,361)         (20,387)
     Payments related to debt issuance . . . . . . . . . . .                     680                -
     Distribution to affiliated OD . . . . . . . . . . . . .                    (533)            (410)
                                                                      ---------------  ---------------
Net cash used in financing activities. . . . . . . . . . . . . . . .         (11,214)         (20,797)
                                                                      ---------------  ---------------
NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . .          (2,892)          (1,430)
CASH AND CASH EQUIVALENTS, beginning of period                                 3,971            3,372
                                                                      ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . .  $        1,079   $        1,942
                                                                      ===============  ===============

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

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week and twenty-six week periods ended June 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2002 ("fiscal 2002"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 29, 2001 ("fiscal 2001").

2.  CRITICAL  ACCOUNTING  POLICIES

     Accounting policies considered particularly critical to the Company's financial results include the allowance for accounts receivable, inventory and goodwill. Management considers these to be critical accounting policies because the estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized.
- Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, non-OD management fees, credit card companies, merchandise, rent and license fee receivables. The Company's allowance for doubtful accounts primarily consists of amounts owed to the Company by third party insurance payors. This estimate is based on the historical ratio of collections to billings.
- Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out
(FIFO) method. The Company's inventory reserves are an estimate based on product with low turnover or deemed by management to be unsaleable.
- Goodwill consists of the amounts of excess purchase price over the market value of acquired net assets, management agreements, noncompete agreements, and a strategic alliance agreement. Goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values.

3.  RELATED  PARTY  TRANSACTIONS

     The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"). The management agreement provides for fees of $250,000 or $500,000 annually based on the Company maintaining certain leverage ratios defined in the Company's credit agreement. After a term of ten years from the closing date, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the twenty-six week periods ended June 30, 2001 and June 29, 2002, the Company incurred $125,000 and $250,000 related to the agreement, respectively.

4.  INCOME  TAXES

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company currently has a net deferred tax asset related to its temporary differences. Based upon the weight of available evidence allowed under the criteria set forth under FAS Statement No. 109, including the lack of carryback potential, uncertainties exist as to the future realization of the deferred tax asset. These uncertainties include lack of carryback potential as the Company has incurred taxable losses in past years. The Company has established a full valuation allowance for its deferred tax assets.

5.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION (DOLLARS IN THOUSANDS)


                                        TWENTY-SIX     TWENTY-SIX
                                        WEEKS ENDED    WEEKS ENDED
                                         JUNE 30,       JUNE 29,
                                           2001           2002
                                      -------------  -------------
                                        (UNAUDITED)    (UNAUDITED)

Cash paid for interest                $      13,957  $       8,835
Dividends accrued on preferred stock  $       2,798  $       3,180

6.  NEW  ACCOUNTING  PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Company adopted SFAS No. 144 in the first quarter of fiscal 2002. The Company has evaluated the impact of SFAS No. 144 on its consolidated financial statements and, based upon its analysis, the Company believes that no impairment of long-lived assets exists. In July 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Any impairment resulting from the initial application of the statements is to be recorded as a cumulative effect of accounting changes as of December 2001. The Company adopted both statements on December 30, 2001. The Company has performed the required impairment tests of goodwill and, based upon its analysis, the Company believes that no impairment of goodwill exists. The Company's pro forma net income with goodwill amortization excluded was $0.5 million for the twenty-six weeks ended June 30, 2001.

7.  CONDENSED  CONSOLIDATING  INFORMATION

     The $100.0 million in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $50.0 million in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes") were issued by the Company and are guaranteed by its subsidiaries (the "Guarantor Subsidiaries") but are not guaranteed by any of the ODs. The Guarantor
Subsidiaries are wholly owned by the Company and the guarantees are full, unconditional, joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) Eye Care Centers of America, Inc., as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) the ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.


                                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                               DECEMBER 29, 2001

                                                       Guarantor                               Consolidated
                                         Parent      Subsidiaries    ODs       Eliminations      Company
                                         ----------  --------------  --------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents             $     755   $       2,209   $   408   $           -   $       3,372
   Accounts and notes receivable, net      121,675          35,434     2,434        (149,268)         10,275
   Inventory                                15,371           7,747     1,547               -          24,665
   Prepaid expenses and other                2,152           1,191        46               -           3,389
   Deferred income taxes                     1,337               -         -               -           1,337
                                         ----------  --------------  --------  --------------  --------------
Total current assets                       141,290          46,581     4,435        (149,268)         43,038
Property and equipment, net                 37,568          26,950         -               -          64,518
Intangibles, net                            16,693          92,673        87               -         109,453
Other assets                                 7,298             706         -               -           8,004
Investment in subsidiaries                 (25,830)              -         -          25,830               -
                                         ----------  --------------  --------  --------------  --------------
Total assets                             $ 177,019   $     166,910   $ 4,522   $    (123,438)  $     225,013
                                         ==========  ==============  ========  ==============  ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                      $  17,551   $     145,646   $ 7,820   $    (149,268)  $      21,749
   Current maturities of long-term debt     13,431             355         -               -          13,786
   Deferred revenue                          3,620           2,937         -               -           6,557
   Accrued payroll expense                   2,940           2,789         4               -           5,733
   Accrued interest                          2,989             295         -               -           3,284
   Other accrued expenses                    4,894           2,708       898               -           8,500
                                         ----------  --------------  --------  --------------  --------------
Total current liabilities                   45,425         154,730     8,722        (149,268)         59,609
Deferred income taxes                        1,337               -         -               -           1,337
Long-term debt, less current maturities    228,537          32,140       100               -         260,777
Deferred rent                                2,482           1,308         -               -           3,790
Deferred gain                                1,530             469         -               -           1,999
                                         ----------  --------------  --------  --------------  --------------
Total liabilities                          279,311         188,647     8,822        (149,268)        327,512
                                         ----------  --------------  --------  --------------  --------------
Shareholders' deficit:
   Common stock                                 74               -         -               -              74
   Preferred stock                          48,134               -         -               -          48,134
   Additional paid-in capital               43,681           1,092    (1,299)              -          43,474
   Accumulated deficit                    (194,181)        (22,829)   (3,001)         25,830        (194,181)
                                         ----------  --------------  --------  --------------  --------------
Total shareholders' deficit               (102,292)        (21,737)   (4,300)         25,830        (102,499)
                                         ----------  --------------  --------  --------------  --------------
                                         $ 177,019   $     166,910   $ 4,522   $    (123,438)  $     225,013
                                         ==========  ==============  ========  ==============  ==============


                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2001


                                                             Guarantor                              Consolidated
                                                  Parent    Subsidiaries    ODs      Eliminations      Company
                                                 --------  -------------  --------  --------------  --------------
Revenues:
   Optical sales                                 $86,060   $      57,096  $30,136   $           -   $     173,292
   Management fees                                   528          11,528        -         (10,216)          1,840
   Investment earnings in subsidiaries             7,652               -        -          (7,652)              -
                                                 --------  -------------  --------  --------------  --------------
Net revenues                                      94,240          68,624   30,136         (17,868)        175,132
Operating costs and expenses:
   Cost of goods sold                             28,303          19,884    6,040               -          54,227
   Selling, general and administrative expenses   54,791          34,636   24,702         (10,216)        103,913
   Amortization of intangibles:
     Goodwill                                        528           2,076        2               -           2,606
     Noncompete and other intangibles                  -           1,765        -               -           1,765
                                                 --------  -------------  --------  --------------  --------------
Total operating costs and expenses                83,622          58,361   30,744         (10,216)        162,511
                                                 --------  -------------  --------  --------------  --------------
Income from operations                            10,618          10,263     (608)         (7,652)         12,621
Interest expense, net                             12,602           1,753        4               -          14,359
Income tax expense                                   108             246        -               -             354
                                                 --------  -------------  --------  --------------  --------------
Net income                                       $(2,092)  $       8,264  $  (612)  $      (7,652)  $      (2,092)
                                                 ========  =============  ========  ==============  ==============


                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                    FOR THE THIRTEEN WEEKS ENDED JUNE 30, 2001


                                                            Guarantor                                Consolidated
                                                 Parent    Subsidiaries     ODs      Eliminations       Company
                                                 --------  -------------  --------  --------------  --------------
Revenues:
   Optical sales                                 $40,316   $      26,593  $13,732   $           -   $      80,641
   Management fees                                   258           5,300        -          (4,631)            927
   Investment earnings in subsidiaries             2,436               -        -          (2,436)              -
                                                 --------  -------------  --------  --------------  --------------
Net revenues                                      43,010          31,893   13,732          (7,067)         81,568
Operating costs and expenses:
   Cost of goods sold                             13,577           9,296    2,890               -          25,763
   Selling, general and administrative expenses   26,627          16,462   11,675          (4,631)         50,133
   Amortization of intangibles:
     Goodwill                                        264             955        1               -           1,220
     Noncompete and other intangibles                  -             903        -               -             903
                                                 --------  -------------  --------  --------------  --------------
Total operating costs and expenses                40,468          27,616   14,566          (4,631)         78,019
                                                 --------  -------------  --------  --------------  --------------
Income from operations                             2,542           4,277     (834)         (2,436)          3,549
Interest expense, net                              5,945             883        2               -           6,830
Income tax expense                                    87             122        -               -             209
                                                 --------  -------------  --------  --------------  --------------
Net income                                       $(3,490)  $       3,272  $  (836)  $      (2,436)  $      (3,490)
                                                 ========  =============  ========  ==============  ==============



                                        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                          FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2001


                                                                          Guarantor                               Consolidated
                                                             Parent     Subsidiaries      ODs     Eliminations       Company
                                                             ---------  --------------  -------  --------------  --------------
Cash flows from operating activities:
Net income (loss)                                            $ (2,092)  $       8,264   $ (612)  $      (7,652)  $      (2,092)
Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
   Depreciation and amortization                                7,047           7,868        2               -          14,917
   Loan cost amortization                                         (41)            954        -               -             913
   Deferred liabilities and other                                 (16)            500      (26)              -             458
   Loss on disposition of property and  equipment                  67              78        -               -             145
   Increase/(decrease) in operating assets and liabilities     13,845         (17,482)   1,000               -          (2,637)
                                                             ---------  --------------  -------  --------------  --------------
Net cash provided by operating activities                      18,810             182      364          (7,652)         11,704
                                                             ---------  --------------  -------  --------------  --------------
Cash flows from investing activities:
   Acquisition of property and equipment                       (2,215)         (1,170)       -               -          (3,385)
   Payments received on notes receivable                            -               3        -               -               3
   Investment in Subsidiaries                                  (7,652)              -        -           7,652               -
                                                             ---------  --------------  -------  --------------  --------------
Net cash used in investing activities                          (9,867)         (1,167)       -           7,652          (3,382)
                                                             ---------  --------------  -------  --------------  --------------
Cash flows from financing activities:
   Payments on debt and capital leases                        (20,671)           (256)       -               -         (20,927)
   Proceeds from issuance of debt                               9,500              66        -               -           9,566
   Payments related to debt issuance                                -             680        -               -             680
   Distribution to affiliated OD                                    -               -     (533)              -            (533)
                                                             ---------  --------------  -------  --------------  --------------
Net cash provided by (used in) financing activities           (11,171)            490     (533)              -         (11,214)
                                                             ---------  --------------  -------  --------------  --------------
Net decrease in cash and cash equivalents                      (2,228)           (495)    (169)              -          (2,892)
Cash and cash equivalents at beginning of period                2,215           1,187      569               -           3,971
                                                             ---------  --------------  -------  --------------  --------------
Cash and cash equivalents at end of period                   $    (13)  $         692   $  400   $           -   $       1,079
                                                             =========  ==============  =======  ==============  ==============


                                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                                 JUNE 29, 2002

                                                       Guarantor                               Consolidated
                                           Parent     Subsidiaries      ODs     Eliminations      Company
                                         ----------  --------------  --------  --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents             $    (408)  $       2,041   $   309   $           -   $       1,942
   Accounts and notes receivable, net      100,397          36,382     7,202        (132,946)         11,035
   Inventory                                15,354           7,902     1,755               -          25,011
   Prepaid expenses and other                1,605             867        48               -           2,520
   Deferred income taxes                     1,337               -         -               -           1,337
                                         ----------  --------------  --------  --------------  --------------
Total current assets                       118,285          47,192     9,314        (132,946)         41,845
Property and equipment, net                 37,165          24,476         -               -          61,641
Intangibles, net                            16,693          90,990        87               -         107,770
Other assets                                 6,469             607         -               -           7,076
Investment in subsidiaries                 (10,665)              -         -          10,665               -
                                         ----------  --------------  --------  --------------  --------------
Total assets                             $ 167,947   $     163,265   $ 9,401   $    (122,281)  $     218,332
                                         ==========  ==============  ========  ==============  ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                      $  18,673   $     125,091   $12,143   $    (132,946)  $      22,961
   Current maturities of long-term debt     24,556              92         -               -          24,648
   Deferred revenue                          3,785           2,888       114               -           6,787
   Accrued payroll expense                   3,677           2,935        28               -           6,640
   Accrued interest                          2,308             268         -               -           2,576
   Other accrued expenses                    2,044           5,427       902               -           8,373
                                         ----------  --------------  --------  --------------  --------------
Total current liabilities                   55,043         136,701    13,187        (132,946)         71,985
Deferred income taxes                        1,337               -         -               -           1,337
Long-term debt, less current maturities    197,800          32,098       100               -         229,998
Deferred rent                                2,441           1,431         -               -           3,872
Deferred gain                                1,452             431         -               -           1,883
                                         ----------  --------------  --------  --------------  --------------
Total liabilities                          258,073         170,661    13,287        (132,946)        309,075
                                         ----------  --------------  --------  --------------  --------------
Shareholders' deficit:
   Common stock                                 74               -         -               -              74
   Preferred stock                          51,314               -         -               -          51,314
   Additional paid-in capital               40,455           1,092    (1,709)              -          39,838
   Accumulated deficit                    (181,969)         (8,488)   (2,177)         10,665        (181,969)
                                         ----------  --------------  --------  --------------  --------------
Total shareholders' deficit                (90,126)         (7,396)   (3,886)         10,665         (90,743)
                                         ----------  --------------  --------  --------------  --------------
                                         $ 167,947   $     163,265   $ 9,401   $    (122,281)  $     218,332
                                         ==========  ==============  ========  ==============  ==============



                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2002

                                                             Guarantor                             Consolidated
                                                  Parent    Subsidiaries    ODs     Eliminations      Company
                                                 --------  -------------  -------  --------------  -------------
Revenues:
   Optical sales                                 $ 93,979  $      61,138  $36,338  $           -   $     191,455
   Management fees                                    341         12,825        -        (11,380)          1,786
   Investment earnings in subsidiaries             15,164              -        -        (15,164)              -
                                                 --------  -------------  -------  --------------  -------------
Net revenues                                      109,484         73,963   36,338        (26,544)        193,241
Operating costs and expenses:
   Cost of goods sold                              31,073         21,299    7,294              -          59,666
   Selling, general and administrative expenses    56,788         34,927   28,217        (11,380)        108,552
   Amortization of intangibles:
     Noncompete and other intangibles                   -          1,682        -              -           1,682
                                                 --------  -------------  -------  --------------  -------------
Total operating costs and expenses                 87,861         57,908   35,511        (11,380)        169,900
                                                 --------  -------------  -------  --------------  -------------
Income from operations                             21,623         16,055      827        (15,164)         23,341
Interest expense, net                               9,349          1,282        4              -          10,635
Income tax expense                                     62            432        -              -             494
                                                 --------  -------------  -------  --------------  -------------
Net income                                       $ 12,212  $      14,341  $   823  $     (15,164)  $      12,212
                                                 ========  =============  =======  ==============  =============


                                 CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                    FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2002

                                                             Guarantor                              Consolidated
                                                  Parent    Subsidiaries     ODs     Eliminations      Company
                                                 --------  -------------  --------  --------------  -------------
Revenues:
   Optical sales                                 $43,600   $      29,029  $16,138   $           -   $      88,767
   Management fees                                   156           5,767        -          (5,126)            797
   Investment earnings in subsidiaries             5,774               -        -          (5,774)              -
                                                 --------  -------------  --------  --------------  -------------
Net revenues                                      49,530          34,796   16,138         (10,900)         89,564
Operating costs and expenses:
   Cost of goods sold                             14,503           9,849    3,246               -          27,598
   Selling, general and administrative expenses   27,995          16,963   13,279          (5,126)         53,111
   Amortization of intangibles:
     Noncompete and other intangibles                  -             841        -               -             841
                                                 --------  -------------  --------  --------------  -------------
Total operating costs and expenses                42,498          27,653   16,525          (5,126)         81,550
                                                 --------  -------------  --------  --------------  -------------
Income from operations                             7,032           7,143     (387)         (5,774)          8,014
Interest expense, net                              4,890             673        2               -           5,565
Income tax expense                                   (24)            307        -               -             283
                                                 --------  -------------  --------  --------------  -------------
Net income                                       $ 2,166   $       6,163  $  (389)  $      (5,774)  $       2,166
                                                 ========  =============  ========  ==============  =============



                                        CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                         FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2002

                                                                          Guarantor                             Consolidated
                                                              Parent     Subsidiaries    ODs     Eliminations      Company
                                                             ---------  --------------  ------  --------------  --------------
Cash flows from operating activities:
Net income (loss)                                            $ 12,212   $      14,342   $ 823   $     (15,165)  $      12,212
Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
   Depreciation and amortization                                5,737           5,397       -               -          11,134
   Loan cost amortization                                         775              61       -               -             836
   Deferred liabilities and other                                 124              74     114               -             312
   Loss on disposition of property and  equipment                  31              32       -               -              63
   Increase/(decrease) in operating assets and liabilities     14,348         (12,721)   (626)              -           1,001
                                                             ---------  --------------  ------  --------------  --------------
Net cash provided by operating activities                      33,227           7,185     311         (15,165)         25,558
                                                             ---------  --------------  ------  --------------  --------------
Cash flows from investing activities:
   Acquisition of property and equipment                       (4,919)         (1,272)      -               -          (6,191)
   Investment in Subsidiaries                                  (9,390)         (5,775)      -          15,165               -
                                                             ---------  --------------  ------  --------------  --------------
Net cash used in investing activities                         (14,309)         (7,047)      -          15,165          (6,191)
                                                             ---------  --------------  ------  --------------  --------------
Cash flows from financing activities:
   Payments on debt and capital leases                        (20,081)           (306)      -               -         (20,387)
   Distribution to affiliated OD                                    -               -    (410)              -            (410)
                                                             ---------  --------------  ------  --------------  --------------
Net cash provided by (used in) financing activities           (20,081)           (306)   (410)              -         (20,797)
                                                             ---------  --------------  ------  --------------  --------------
Net decrease in cash and cash equivalents                      (1,163)           (168)    (99)              -          (1,430)
Cash and cash equivalents at beginning of period                  755           2,209     408               -           3,372
                                                             ---------  --------------  ------  --------------  --------------
Cash and cash equivalents at end of period                   $   (408)  $       2,041   $ 309   $           -   $       1,942
                                                             =========  ==============  ======  ==============  ==============

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The Company is the third largest retail optical chain in the United States as measured by net revenues, operating 360 stores, 293 of which are optical superstores. The Company operates predominately under the trade name
"EyeMasters" and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's VisionWorld," "Doctor's ValuVision," "Stein Optical," "Vision World," "Doctor's VisionWorks" and "Eye DRx." The Company operates in the $5.4 billion optical retail chain sector of the $15.9 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry resulting from the continuing shift in the optical retail industry of market share from independent practitioners to larger optical retail chains and (iv) new product innovations. Unless otherwise indicated, all dollar amounts are in thousands.

     The industry is highly fragmented and has undergone significant consolidation. Since September 1996, the Company has consummated and integrated four acquisitions.

- In September 1996, the Company acquired Visionworks Holdings, Inc. and its subsidiaries, a sixty store optical retailer located along the Atlantic Coast from Florida to Washington, D.C.
- In September 1997, the Company acquired The Samit Group, Inc. and its subsidiaries with ten Hour Eyes stores in Maryland and Washington, D.C., and certain of the assets of Hour Eyes Doctors of Optometry, P.C., a Virginia professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C. (the "PC"), and simultaneously entered into long-term management agreements with the PC to manage the PC's twelve stores in Virginia.
- In September 1998, the Company acquired (the "Bizer Acquisition") certain of the assets of Dr. Bizer's VisionWorld, PLLC and related entities, a nineteen store optical retailer located primarily in Kentucky and Tennessee, and simultaneously entered into long-term management agreements with a private optometrist to manage such optometrist's nineteen stores.
- In August 1999, the Company acquired from Vision Twenty-One, Inc. ("Vision Twenty-One") substantially all of the assets used to operate an aggregate of seventy-six retail eyewear outlets (the "VTO Retail Acquisition"), of which thirty-seven were located in Minnesota, North Dakota, Iowa, South Dakota and Wisconsin operating under the trade name "Vision World," sixteen were located in Wisconsin operating under the trade name "Stein Optical," and twenty-three were located in New Jersey operating under the trade name "Eye DRx." Simultaneously, the Company assumed the rights and obligations under a management agreement with a private optometrist to manage the nineteen Eye DRx stores.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue managed vision care contracts aggressively in order to help the Company's retail business grow and has devoted significant management resources to the development of its managed vision care business. While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower than non-managed vision care purchases, managed vision care transactions generally earn comparable operating profit margins, as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed vision care contracts compensates for the lower average ticket price. During the twenty-six weeks ended June 29, 2002, approximately 35.3% of the Company's total revenues were derived from managed vision care programs, compared to 37.7% for the twenty-six weeks ended June 30, 2001. Managed vision care sales decreased as a percent of the Company's total revenues due to a large increase in non-managed vision care sales. Despite its decrease in the penetration of the Company's total revenues, managed vision care sales increased 2.4% compared to the first two quarters of fiscal 2001. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market share, broad geographic coverage and sophisticated information management and billing systems.

Results  of  Operations


The  following  table  sets  forth  for  the  periods indicated certain statement of income data as a percentage of net  revenues:


                                                           THIRTEEN                            TWENTY-SIX
                                                          WEEKS ENDED                          WEEKS ENDED
                                                    ------------------------            -------------------------
                                                    JUNE 30,         JUNE 29,           JUNE 30,         JUNE 29,
                                                      2001             2002               2001             2002
                                                    -------------------------           -------------------------
STATEMENT OF INCOME DATA:
NET REVENUES:
   Optical sales                                        99.0    %       99.2    %          99.0    %       99.1   %
   Management fee                                        1.0             0.8                1.0             0.9
                                                 ------------       ---------       ------------       ---------
Total net revenues                                     100.0           100.0              100.0           100.0

OPERATING COSTS AND EXPENSES:
   Cost of goods sold                                   31.9     *      31.1     *         31.3     *      31.2   *
   Selling, general and administrative expenses         62.2     *      59.8     *         60.0     *      56.7   *
   Amortization of intangibles:
      Goodwill                                           1.5               -                1.5               -
      Noncompete and other intangibles                   1.1             0.9                1.0             0.9
                                                 ------------       ---------       ------------       ---------
Total operating costs and expenses                      95.6            91.1               92.8            87.9
                                                 ------------       ---------       ------------       ---------
INCOME FROM OPERATIONS                                   4.4             8.9                7.2            12.1
INTEREST EXPENSE, NET                                    8.4             6.2                8.2             5.5
INCOME TAX EXPENSE                                       0.3             0.3                0.2             0.3
                                                 ------------       ---------       ------------       ---------
NET INCOME                                              (4.3)    %       2.4    %          (1.2)    %       6.3   %
                                                 ============       =========       ============       =========

*  Percentages based on optical sales only

THE THIRTEEN WEEKS ENDED JUNE 29, 2002 COMPARED TO THE THIRTEEN WEEKS ENDED JUNE 30, 2001.

Net Revenues. The increase in net revenues to $89.6 million for the thirteen weeks ended June 29, 2002 from $81.6 million for the thirteen weeks ended June 30, 2001 was largely the result of increased comparable store sales of 9.1% primarily due to the continuation of a new promotion started in the fourth quarter of 2001. Additionally, the introduction of new product, improved in-stock positions and overall optical market improvement contributed to the increase in sales. The number of transactions increased by 17.3% compared to the second quarter of fiscal 2001, which was offset by a decrease in average ticket prices of 6.5% compared to the second quarter of fiscal 2001. The Company opened four stores and closed two stores in the second quarter of 2002.

Gross Profit. Gross profit increased to $61.2 million for the thirteen weeks ended June 29, 2002 from $54.9 million for the thirteen weeks ended June 30, 2001. Gross profit as a percentage of optical sales increased to 68.9% for the thirteen weeks ended June 29, 2002 as compared to 68.1% for the thirteen weeks ended June 30, 2001. This percentage increase was largely due to a continuation of improved buying efficiencies and efficiencies gained in lab operations.

Selling General & Administrative Expenses (SG&A). SG&A increased to $53.1 million for the thirteen weeks ended June 29, 2002 from $50.1 million for the thirteen weeks ended June 30, 2001. SG&A as a percentage of optical sales decreased to 59.8% for the thirteen weeks ended June 29, 2002 from 62.2% for the thirteen weeks ended June 30, 2001. This percentage decrease was largely the result of the recognition of economies of scale in occupancy and depreciation. Advertising expenditures remained consistent with the prior year while net revenues increased by 9.8%.

Amortization Expense. Amortization expense decreased to $0.8 million for the thirteen weeks ended June 29, 2002 from $2.1 million for the thirteen weeks ended June 30, 2001. This decrease was due to the adoption of FASB 142, which disallows the amortization of goodwill over its useful life and instead requires an annual assessment for impairment.

Net Interest Expense. Net interest expense decreased to $5.6 million for the thirteen weeks ended June 29, 2002 from $6.8 million for the thirteen weeks ended June 30, 2001. This decrease was due to the decrease in outstanding debt and the decrease in applicable interest rates.

Net Income (Loss). Net income increased to $2.2 million for the thirteen weeks ended June 29, 2002 from a net loss of $(3.5) million for the thirteen weeks ended June 30, 2001.

THE TWENTY-SIX WEEKS ENDED JUNE 29, 2002 COMPARED TO THE TWENTY-SIX WEEKS ENDED JUNE 30, 2001.

Net Revenues. Net Revenues. The increase in net revenues to $193.2 million for the twenty-six weeks ended June 29, 2001 from $175.1 million for the twenty-six weeks ended June 30, 2001 was largely the result of increased comparable store sales of 9.9% primarily due to the continuation of the new promotion started in the fourth quarter of 2001. Additionally, the introduction of new product, improved in-stock positions and overall optical market improvement contributed to the increase in sales. The number of transactions increased by 19.5% compared to the twenty-six weeks ended June 30, 2001, which was offset by a decrease in average ticket prices of 7.7% compared to the twenty-six weeks ended June 30, 2001. In addition, managed vision care sales increased 2.4% for the twenty-six weeks ended June 29, 2002 as compared to the twenty-six weeks ended June 30, 2001. The Company opened five stores and closed four stores during the twenty-six weeks ended June 29, 2002.

Gross Profit. Gross profit increased to $131.8 million for the twenty-six weeks ended June 29, 2002 from $119.1 million for the twenty-six weeks ended June 30, 2001. Gross profit as a percentage of optical sales increased to 68.8% for the twenty-six weeks ended June 29, 2002 as compared to 68.7% for the twenty-six weeks ended June 30, 2001. This percentage increase was largely due to a continuation of improved buying efficiencies and efficiencies gained in lab operations.

Selling General & Administrative Expenses (SG&A). SG&A increased to $108.6 million for the twenty-six weeks ended June 29, 2002 from $103.9 million for the twenty-six weeks ended June 30, 2001. SG&A as a percentage of optical sales decreased to 56.7% for the twenty-six weeks ended June 29, 2002 from 60.0% for the twenty-six weeks ended June 30, 2001. This percentage decrease was largely the result of the recognition of economies of scale in occupancy, depreciation, advertising and overhead expenditures.

Amortization Expense. Amortization expense decreased to $1.7 million for the twenty-six weeks ended June 29, 2002 from $4.4 million for the twenty-six weeks ended June 30, 2001. This decrease was due to the adoption of FASB 142, which disallows the amortization of goodwill over its useful life and instead requires an annual assessment for impairment.

Net Interest Expense. Net interest expense decreased to $10.6 million for the twenty-six weeks ended June 29, 2002 from $14.4 million for the twenty-six weeks ended June 30, 2001. This decrease was due to the decrease in outstanding debt and the decrease in applicable interest rates.

Net Income (Loss). Net income increased to $12.2 million for the twenty-six weeks ended June 29, 2002 from a net loss of $2.1 million for the twenty-six weeks ended June 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Cash flows from operating activities have provided net cash of $25.6 million for the twenty-six weeks ended June 29, 2002 as compared to $11.7 million for the twenty-six weeks ended June 30, 2001. As of June 29, 2002, the Company had $1.9 million of cash and cash equivalents available to meet the Company's obligations.

     Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for stores and maintenance of existing facilities. Capital expenditures for the twenty-six weeks ended June 29, 2002 were $6.2 million. The aggregate capital expenditures for 2002 are anticipated to be approximately $9.5 million, of which approximately $3.3 million are related to commitments to new stores and approximately $6.2 million are expected to be for systems and improvements to existing facilities.

     On April 24, 1998, the Company entered into a credit agreement (as amended, the "Credit Facility") which consists of (i) the $55.0 million term loan facility (the "Term Loan Facility"); (ii) the $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) the $100.0 million acquisition facility (the "Acquisition Facility"). The proceeds of the Credit Facility were used to pay long-term debt outstanding under the previous credit facility. At June 29, 2002, the Company had $23.5 million outstanding under the Term Loan Facility, $11.5 million outstanding under the Revolving Credit Facility, $67.3 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition, $149.7 million in notes payable outstanding evidenced by the Notes and $2.6 million in capital lease and equipment obligations. On December 27, 2000, the Company amended the Credit Facility. As a result of the amendment to the Credit Facility, interest on borrowings was increased by 100 basis points from the original interest rates under the amended Credit Facility and various financial covenants and scheduled principal payments were revised. Borrowings made under the Credit Facility (as amended) bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% to 3.25% or the Base Rate (as defined in the Credit Facility) plus 1.25% to 2.25%. At June 29, 2002, the Company's Credit Facility bore interest at LIBOR plus 3.25% and the Base Rate plus 2.25%. Under the Credit Facility (as amended), the Term Loan Facility matures on November 15, 2003, the $23.5 million outstanding balance will amortize in annual principal amounts of approximately $3.3 million and $20.2 million, respectively, during fiscal years 2002 and 2003 and the Acquisition Facility will amortize in annual principal amounts of approximately $0.3 million and $67.0 million, respectively, during fiscal years 2002 and 2003.


   Future principal maturities for long-term debt and capital lease obligations as of June 29, 2002 are as follows:


2002                                     $  3,921
2003                                       98,921
2004                                          148
2005                                          233
2006                                          308
Beyond 2006                               151,115
                                         --------
Total future principal payments on debt  $254,646
                                         ========

     Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with borrowings currently available under the Revolving Credit Facility, are adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve (12) months. The ability of the Company to satisfy its financial covenants within its Credit Facility (as amended), meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. In the event the Company does not satisfy its financial covenants within the Credit Facility, the Company may attempt to renegotiate the terms of its Credit Facility with its lender for further amendments to, or waivers of, the financial covenants of the Credit Facility. The Company believes that its ability to repay the Notes and amounts outstanding under the Revolving Credit Facility and the Acquisition Facility at maturity will likely require additional financing. The Company has entered into discussions with Bank of America Securities, LLC and Fleet National Bank, Inc. to refinance the Credit Facility. There are no assurances that the Company will be successful in refinancing the Credit Facility or obtaining any other additional financing necessary to repay the notes or the amounts outstanding under the Credit Facility. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

FORWARD-LOOKING  STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the

Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Commission and under the heading "Government Regulation" in the Company's Annual Report on Form 10-K for 2000 as well as the following: general economic and business conditions; industry trends; the loss of major customers, suppliers or managed vision care contracts; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S
PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS; (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS; (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION; (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES; (VI) DEMOGRAPHIC TRENDS; (VII) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS; (VIII) THE ABILITY OF THE COMPANY TO MAKE AND INTEGRATE ACQUISITIONS; AND (IX) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING TO REPAY THE CREDIT FACILITY OR NOTES AT MATURITY AND (X) THE CONTINUED MEDICAL INDUSTRY EFFORTS TO REDUCE MEDICAL COSTS AND THIRD PARTY REIMBURSEMENTS.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the second quarter of fiscal 2002. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 29, 2001.

PART  II.  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that the management of the Company has deemed to be material to the business or financial condition of the Company that have arisen during the second quarter of fiscal 2002. For further discussion, refer to the Company's annual report on Form 10-K for the year ended December 29, 2001.

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

 2.3  Recapitalization Agreement dated, as of March 6, 1998, among ECCA
      Merger Corp., Eye Care Centers of America, Inc. and the sellers Listed therein. (a)

 2.4  Amendment No. 1 to the Recapitalization Agreement dated as of April 23,
      1998 among ECCA Merger Corp., Eye Care Centers of America, Inc, and the sellers listed therein. (a)

 2.5  Amendment No. 2 to the Recapitalization Agreement, dated as of April 24,
      1998, among ECCA Merger Corp., Eye Care Centers of America, Inc. and the sellers listed therein. (a)

 2.6 Articles of Merger of ECCA Merger Corp. with and into Eye Care Centers of America, Inc., dated April 24, 1998. (a)

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




 3.1  Restated Articles of Incorporation of Eye Care Centers of America Inc. (a)

 3.2  Statement of Resolution of the Board of Directors of Eye Care Centers of
      America, Inc. designating a series of Preferred Stock. (a)

 3.3  Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)

 4.1  Indenture, dated as of April 24, 1998, among Eye Care Centers of America, Inc., the Guarantors named therein and United States Trust Company of
      New York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008
      and Floating Interest Rate Subordinated Term Securities. (a)

 4.2  Form of Fixed Rate Exchange Note. (d)

 4.3  Form of Floating Rate Exchange Note. (d)

 4.4  Form of Guarantee. (d)

 4.5  Registration Rights Agreement, dated April 24, 1998, between Eye Care
      Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch,
      Pierce, Fenner & Smith Incorporated. (a)

10.1  Credit Agreement, dated as of April 23, 1998, among Eye Care Centers of
      America, Inc., Various Lenders, Bankers Trust Company, as Administrative
      Agent, and Merrill Lynch Capital Corporation, as Syndication Agent. (a)

10.2 First Amendment to Credit Agreement, dated as of December 27, 2000, among Eye Care Centers of America, Inc., Various Lenders, Bankers Trust
      Company, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent. (i)

10.3  Termination Agreement, dated as of July 1, 2002 among Eye Care Centers of
      America, Inc. and Bernard W. Andrews. (e)

99.1  Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


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

(e)     Filed  herewith.

(B) The Company filed a report on Form 8-K dated August 1, 2002 under Item 5. Other Events that reported the Company has entered into discussions with Bank of America, LLC and Fleet National Bank, Inc. to refinance its existing senior credit facilities.


                                              SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                                                             EYE CARE CENTERS OF AMERICA, INC.





August 09, 2002                                                                                   /s/ Alan E. Wiley
---------------                                                                                   ------------------
   Dated                                                                                          Alan E. Wiley
                                                                                                  Executive Vice President and
                                                                                                  Chief Financial Officer
                                                                                                  Secretary and Treasurer