Form 10-Q
period 2002-09-28
EYE CARE CENTERS OF AMERICA INC
filed 2002-11-12
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark  One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2002.

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

                          Yes   X                         No
                               ---                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                                Outstanding at October 31, 2002
           -----                                  -----------------------------
   Common  Stock,  $.01  par  value                      7,407,289  shares

================================================================================


                        EYE CARE CENTERS OF AMERICA, INC.
                                      INDEX
                                                                            Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at December 29, 2001
              and September 28, 2002 (Unaudited)                              2

            Condensed Consolidated Statements of Operations for the
              Thirteen Weeks and Thirty-Nine Weeks Ended September 29, 2001
              (Unaudited) and September 28, 2002 (Unaudited)                  3

            Condensed Consolidated Statements of Cash Flows for the
              Thirty-Nine Weeks Ended September 29, 2001 (Unaudited)
              and September 28, 2002 (Unaudited)                              4

            Notes to Condensed Consolidated Financial Statements           5-11

Item 2. Management Discussion and Analysis of Financial Condition
        and Results of Operations                                         12-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.  Control and Procedures                                              20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   20

Item 6.  Exhibits and Reports on Form 8-K                                 21-22



                          PART I. FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
                        EYE CARE CENTERS OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                               DECEMBER 29,         SEPTEMBER 28,
                                                  2001                  2002
                                         -------------------  --------------------
ASSETS. . . . . . . . . . . . . . . . .                              (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents. . . . . .  $            3,372   $             1,236
   Accounts and notes receivable, net .              10,275                12,454
   Inventory. . . . . . . . . . . . . .              24,665                25,918
   Prepaid expenses and other . . . . .               3,389                 2,614
   Deferred income taxes. . . . . . . .               1,337                 1,337
                                         -------------------  --------------------
Total current assets. . . . . . . . . .              43,038                43,559
PROPERTY & EQUIPMENT, net . . . . . . .              64,518                59,601
INTANGIBLE ASSETS, net. . . . . . . . .             109,453               107,643
OTHER ASSETS. . . . . . . . . . . . . .               8,004                 6,638
                                         -------------------  --------------------
Total assets. . . . . . . . . . . . . .  $          225,013   $           217,441
                                         ===================  ====================
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . .  $           21,749   $            18,707
   Current maturities of long-term debt              13,786                24,803
   Deferred revenue . . . . . . . . . .               6,557                 6,801
   Accrued payroll expense. . . . . . .               5,733                 8,216
   Accrued interest . . . . . . . . . .               3,284                 5,659
   Other accrued expenses . . . . . . .               8,500                 8,242
                                         -------------------  --------------------
Total current liabilities . . . . . . .              59,609                72,428
DEFERRED INCOME TAXES . . . . . . . . .               1,337                 1,337
LONG-TERM DEBT, less current maturities             260,777               224,813
DEFERRED RENT . . . . . . . . . . . . .               3,790                 4,250
DEFERRED GAIN . . . . . . . . . . . . .               1,999                 1,806
                                         -------------------  --------------------
Total liabilities . . . . . . . . . . .             327,512               304,634
                                         -------------------  --------------------
SHAREHOLDERS' DEFICIT:
   Common stock . . . . . . . . . . . .                  74                    74
   Preferred stock. . . . . . . . . . .              48,134                52,982
   Additional paid-in capital . . . . .              43,474                37,889
   Accumulated deficit. . . . . . . . .            (194,181)             (178,138)
                                         -------------------  --------------------
Total shareholders' deficit . . . . . . .          (102,499)              (87,193)
                                         -------------------  --------------------
                                         $          225,013   $           217,441
                                         ===================  ====================


            See Notes to Condensed Consolidated Financial Statements


                                         EYE CARE CENTERS OF AMERICA, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (dollars in thousands)

                                                                    THIRTEEN WEEKS         THIRTY-NINE WEEKS
                                                                         ENDED                     ENDED
                                                                  ----------------        -------------------
                                                         SEPT. 28,           SEPT. 28,    SEPT. 28,    SEPT. 28,
                                                           2001                 2002         2001         2002
                                                   ----------------  -------------------  ------------  ----------
                                                       (Unaudited)           (Unaudited)  (Unaudited)  (Unaudited)
REVENUES:
   Optical sales. . . . . . . . . . . . . . . . .  $        85,355   $            93,000  $   258,647   $  284,455
   Management fees. . . . . . . . . . . . . . . .              790                   885        2,630        2,671
                                                   ----------------  -------------------  ------------  ----------
Net revenues. . . . . . . . . . . . . . . . . . .           86,145                93,885      261,277      287,126

OPERATING COSTS AND EXPENSES:
   Cost of goods sold . . . . . . . . . . . . . .           26,689                28,669       80,916       88,335
   Selling, general and administrative expenses..           51,160                55,590      155,073      164,142
   Amortization of intangibles:
     Goodwill . . . . . . . . . . . . . . . . . .            1,338                     -        3,944            -
     Noncompete and other intangibles . . . . . .              841                   127        2,606        1,809
                                                   ----------------  -------------------  ------------  ----------
Total operating costs and expenses. . . . . . . .           80,028                84,386      242,539      254,286
                                                   ----------------  -------------------  ------------  ----------
INCOME FROM OPERATIONS. . . . . . . . . . . . . .            6,117                 9,499       18,738       32,840
INTEREST EXPENSE, NET . . . . . . . . . . . . . .            7,058                 5,283       21,417       15,917
INCOME TAX EXPENSE. . . . . . . . . . . . . . . .              305                   384          659          879
                                                   ----------------  -------------------  ------------  ----------
NET INCOME (LOSS) . . . . . . . . . . . . . . . .  $        (1,246)  $             3,832  $    (3,338)  $   16,044
                                                   ================  ===================  ============  ==========


            See Notes to Condensed Consolidated Financial Statements


                                        EYE CARE CENTERS OF AMERICA, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (dollars in thousands)

                                                                                          THIRTY-NINE
                                                                                          WEEKS ENDED
                                                                       ----------------------------------------
                                                                            SEPTEMBER 29,         SEPTEMBER 28,
                                                                                2001                  2002
                                                                       -------------------- --------------------
                                                                             (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income/(loss). . . . . . . . . . . . . . . . . . . . . .  $            (3,338)  $            16,044
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization.. . . . . . . . . . . . .               22,097                16,075
             Loan cost amortization. . . . . . . . . . . . . . . . .                1,369                 1,209
             Deferred liabilities and other. . . . . . . . . . . . .                  473                   704
             Loss on disposition of property and equipment . . . . .                  320                    62
        Increase (decrease) in operating assets and liabilities. . .                5,212                (1,167)
                                                                      --------------------  --------------------
Net cash provided by operating activities. . . . . . . . . . . . . .               26,133                32,927
                                                                      --------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Acquisition of property and equipment . . . . . . . . .               (6,971)               (8,417)
             Payments received on notes receivable . . . . . . . . .                    3                     -
                                                                      --------------------  --------------------
Net cash used in investing activities. . . . . . . . . . . . . . . .               (6,968)               (8,417)
                                                                      --------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments on debt and capital leases . . . . . . . . . .              (21,219)              (25,976)
             Proceeds from issuance of debt. . . . . . . . . . . . .                   66                     -
             Redemption of common stock. . . . . . . . . . . . . . .                  (16)                 (100)
             Distribution to affiliated OD . . . . . . . . . . . . .                 (533)                 (570)
                                                                      --------------------  --------------------
Net cash used in financing activities. . . . . . . . . . . . . . . .              (21,702)              (26,646)
                                                                      --------------------  --------------------
NET DECREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . .               (2,537)               (2,136)
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . .                3,971                 3,372
                                                                      --------------------  --------------------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . .  $             1,434   $             1,236
                                                                      ====================  ====================


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

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week and thirty-nine week periods ended September 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended December 28, 2002 ("fiscal 2002"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 29, 2001 ("fiscal 2001").

2.  CRITICAL ACCOUNTING POLICIES

     Accounting policies considered particularly critical to the Company's financial results include the allowance for accounts receivable, inventory and goodwill. Management considers these to be critical accounting policies because the estimation of fair values involves a high degree of judgment and subjectivity in the assumptions utilized.
- Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, OD management fees, credit card companies, merchandise, rent and license fee receivables. The Company's allowance for doubtful accounts primarily consists of amounts owed to the Company by third party insurance payors. This estimate is based on the historical ratio of collections to billings.
- Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out
(FIFO) method. The Company's inventory reserves are an estimate based on product with low turnover or deemed by management to be unsaleable.
- Goodwill consists of the amounts by which the purchase price exceeds the market value of acquired net assets, management agreements and noncompete agreements. Goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values.

3.  RELATED PARTY TRANSACTIONS

     The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"). The management agreement provides for fees of $250,000 or $500,000 annually based on the Company maintaining certain leverage ratios defined in the Company's credit agreement. After a term of ten years from the closing date, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the thirty-nine week periods ended September 29, 2001 and September 28, 2002, the Company incurred $187,500 and $375,000 related to the agreement, respectively.

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

5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (DOLLARS IN THOUSANDS)


                                       THIRTY-NINE      THIRTY-NINE
                                       WEEKS ENDED      WEEKS ENDED
                                       SEPTEMBER 29,    SEPTEMBER 28,
                                           2001             2002
                                       ---------------  --------------
                                         (UNAUDITED)     (UNAUDITED)

Cash paid for interest. . . . . . . .  $        17,026  $       10,368
Dividends accrued on preferred stock.  $         4,265  $        4,847


6.  NEW ACCOUNTING PRONOUNCEMENTS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and other related accounting guidance. The Company adopted SFAS No. 144 in the first quarter of fiscal 2002. The Company has evaluated the impact of SFAS No. 144 on its consolidated financial statements and, based upon its analysis, the Company believes that no impairment of long-lived assets exists. In July 2001, the FASB issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. Any impairment resulting from the initial application of the statements is to be recorded as a cumulative effect of accounting changes as of December 2001. The Company adopted both statements on December 30, 2001. The Company has performed the required impairment tests of goodwill and, based upon its analysis, the Company believes that no impairment of goodwill exists. The Company's pro forma net income with goodwill amortization excluded was $0.6 million for the thirty-nine weeks ended September 29, 2001.

7.  CONDENSED CONSOLIDATING INFORMATION (UNAUDITED)

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


                                   CONDENSED CONSOLIDATING BALANCE SHEETS
                                             DECEMBER 29, 2001


                                                       Guarantor                              Consolidated
                                           Parent     Subsidiaries      ODs      Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . .  $      755   $       2,209   $   408   $           -   $   3,372
   Accounts and notes receivable, net .     121,675          35,434     2,434        (149,268)     10,275
   Inventory. . . . . . . . . . . . . .      15,371           7,747     1,547               -      24,665
   Prepaid expenses and other . . . . .       2,152           1,191        46               -       3,389
   Deferred income taxes. . . . . . . .       1,337               -         -               -       1,337
                                         -----------  --------------  --------  --------------  ----------
Total current assets. . . . . . . . . .     141,290          46,581     4,435        (149,268)     43,038
Property and equipment, net . . . . . .      37,568          26,950         -               -      64,518
Intangibles, net. . . . . . . . . . . .      16,693          92,673        87               -     109,453
Other assets. . . . . . . . . . . . . .       7,298             706         -               -       8,004
Investment in subsidiaries. . . . . . .     (25,830)              -         -          25,830           -
                                         -----------  --------------  --------  --------------  ----------
Total assets. . . . . . . . . . . . . .  $  177,019   $     166,910   $ 4,522   $    (123,438)  $ 225,013
                                         ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . .  $   17,551   $     145,646   $ 7,820   $    (149,268)  $  21,749
   Current maturities of long-term debt      13,431             355         -               -      13,786
   Deferred revenue . . . . . . . . . .       3,620           2,937         -               -       6,557
   Accrued payroll expense. . . . . . .       2,940           2,789         4               -       5,733
   Accrued interest . . . . . . . . . .       2,989             295         -               -       3,284
   Other accrued expenses . . . . . . .       4,894           2,708       898               -       8,500
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities . . . . . . .      45,425         154,730     8,722        (149,268)     59,609
Deferred income taxes . . . . . . . . .       1,337               -         -               -       1,337
Long-term debt, less current maturities     228,537          32,140       100               -     260,777
Deferred rent . . . . . . . . . . . . .       2,482           1,308         -               -       3,790
Deferred gain . . . . . . . . . . . . .       1,530             469         -               -       1,999
                                         -----------  --------------  --------  --------------  ----------
Total liabilities . . . . . . . . . . .     279,311         188,647     8,822        (149,268)    327,512
                                         -----------  --------------  --------  --------------  ----------
Shareholders' deficit:
   Common stock . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock. . . . . . . . . . .      48,134               -         -               -      48,134
   Additional paid-in capital . . . . .      43,681           1,092    (1,299)              -      43,474
   Accumulated deficit. . . . . . . . .    (194,181)        (22,829)   (3,001)         25,830    (194,181)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders' deficit . . . . . . .  (102,292)        (21,737)   (4,300)         25,830    (102,499)
                                         -----------  --------------  --------  --------------  ----------
                                         $  177,019   $     166,910   $ 4,522   $    (123,438)  $ 225,013
                                         ===========  ==============  ========  ==============  ==========




                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                               FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001

                                                              Guarantor                             Consolidated
                                                 Parent      Subsidiaries      ODs      Eliminations    Company
                                               -----------  --------------  --------  --------------  ----------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $  128,667   $      84,248  $45,732   $           -   $258,647
   Management fees. . . . . . . . . . . . . . .         800          17,215        -         (15,385)     2,630
   Investment earnings in subsidiaries. . . . .      10,511               -        -         (10,511)         -
                                                 -----------  -------------  --------  --------------  ---------
Net revenues. . . . . . . . . . . . . . . . . .     139,978         101,463   45,732         (25,896)   261,277
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .      41,921          29,809    9,186               -     80,916
   Selling, general and administrative expenses      81,378          51,621   37,459         (15,385)   155,073
   Amortization of intangibles:
     Goodwill . . . . . . . . . . . . . . . . .         792           3,149        3               -      3,944
     Noncompete and other intangibles . . . . .           -           2,606        -               -      2,606
                                                 -----------  -------------  --------  --------------  ---------
Total operating costs and expenses. . . . . . .     124,091          87,185   46,648         (15,385)   242,539
                                                 -----------  -------------  --------  --------------  ---------
Income from operations. . . . . . . . . . . . .      15,887          14,278     (916)        (10,511)    18,738
Interest expense, net . . . . . . . . . . . . .      18,936           2,475        6               -     21,417
Income tax expense. . . . . . . . . . . . . . .         289             370        -               -        659
                                                 -----------  -------------  --------  --------------  ---------
Net income (loss) . . . . . . . . . . . . . . .  $   (3,338)  $      11,433  $  (922)  $     (10,511)  $ (3,338)
                                                 ===========  =============  ========  ==============  =========


                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001

                                                               Guarantor                            Consolidated
                                                   Parent     Subsidiaries     ODs      Eliminations   Company
                                                 -----------  -------------  --------  --------------  ---------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $   42,607   $      27,152  $15,596   $           -   $ 85,355
   Management fees. . . . . . . . . . . . . . .         272           5,687        -          (5,169)       790
   Investment earnings in subsidiaries. . . . .       2,859               -        -          (2,859)         -
                                                 -----------  -------------  --------  --------------  ---------
Net revenues. . . . . . . . . . . . . . . . . .      45,738          32,839   15,596          (8,028)    86,145
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .      13,618           9,925    3,146               -     26,689
   Selling, general and administrative expenses      26,587          16,985   12,757          (5,169)    51,160
   Amortization of intangibles:
     Goodwill . . . . . . . . . . . . . . . . .         264           1,073        1               -      1,338
     Noncompete and other intangibles . . . . .           -             841        -               -        841
                                                 -----------  -------------  --------  --------------  ---------
Total operating costs and expenses. . . . . . .      40,469          28,824   15,904          (5,169)    80,028
                                                 -----------  -------------  --------  --------------  ---------
Income from operations. . . . . . . . . . . . .       5,269           4,015     (308)         (2,859)     6,117
Interest expense, net . . . . . . . . . . . . .       6,334             722        2               -      7,058
Income tax expense. . . . . . . . . . . . . . .         181             124        -               -        305
                                                 -----------  -------------  --------  --------------  ---------
Net income (loss) . . . . . . . . . . . . . . .  $   (1,246)  $       3,169  $  (310)  $      (2,859)  $ (1,246)
                                                 ===========  =============  ========  ==============  =========



                                       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001

                                                                           Guarantor                            Consolidated
                                                               Parent     Subsidiaries      ODs      Eliminations   Company
                                                             -----------  --------------  -------  --------------  ---------
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $   (3,338)  $      11,433   $ (922)  $     (10,511)  $ (3,338)
Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . . . .      10,402          11,691        4               -     22,097
   Loan cost amortization . . . . . . . . . . . . . . . . .         (29)          1,398        -               -      1,369
   Deferred liabilities and other . . . . . . . . . . . . .          (7)            512      (32)              -        473
   Loss on disposition of property and  equipment . . . . .          52             268        -               -        320
   Increase/(decrease) in operating assets and liabilities.      23,573         (19,904)   1,543               -      5,212
                                                             -----------  --------------  -------  --------------  ---------
Net cash provided by operating activities . . . . . . . . .      30,653           5,398      593         (10,511)    26,133
                                                             -----------  --------------  -------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment. . . . . . . . . .      (4,207)         (2,764)       -               -     (6,971)
   Payments received on notes receivable. . . . . . . . . .           -               3        -               -          3
   Investment in Subsidiaries . . . . . . . . . . . . . . .      (7,652)         (2,859)       -          10,511          -
                                                             -----------  --------------  -------  --------------  ---------
Net cash used in investing activities . . . . . . . . . . .     (11,859)         (5,620)       -          10,511     (6,968)
                                                             -----------  --------------  -------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases. . . . . . . . . . .     (20,842)           (377)       -               -    (21,219)
   Proceeds from issuance of debt . . . . . . . . . . . . .           -              66        -               -         66
   Redemption of common stock . . . . . . . . . . . . . . .         (16)              -        -               -        (16)
   Distribution to affiliated OD. . . . . . . . . . . . . .           -               -     (533)              -       (533)
                                                             -----------  --------------  -------  --------------  ---------
Net cash used in financing activities . . . .                   (20,858)           (311)    (533)              -    (21,702)
                                                             -----------  --------------  -------  --------------  ---------
Net decrease in cash and cash equivalents . . . . . . . . .      (2,064)           (533)      60               -     (2,537)
Cash and cash equivalents at beginning of period. . . . . .       2,215           1,187      569               -      3,971
                                                             -----------  --------------  -------  --------------  ---------
Cash and cash equivalents at end of period. . . . . . . . .  $      151   $         654   $  629   $           -   $  1,434
                                                             ===========  ==============  =======  ==============  =========


                                   CONDENSED CONSOLIDATING BALANCE SHEETS
                                             SEPTEMBER 28, 2002

                                                       Guarantor                              Consolidated
                                           Parent     Subsidiaries       ODs     Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . .  $      707   $         189   $   340   $           -   $   1,236
   Accounts and notes receivable, net .      91,453          38,160     8,014        (125,173)     12,454
   Inventory. . . . . . . . . . . . . .      16,480           7,471     1,967               -      25,918
   Prepaid expenses and other . . . . .       1,620             946        48               -       2,614
   Deferred income taxes. . . . . . . .       1,337               -         -               -       1,337
                                         -----------  --------------  --------  --------------  ----------
Total current assets. . . . . . . . . .     111,597          46,766    10,369        (125,173)     43,559
Property and equipment, net . . . . . .      36,165          23,436         -               -      59,601
Intangibles, net. . . . . . . . . . . .      16,693          90,863        87               -     107,643
Other assets. . . . . . . . . . . . . .       6,070             568         -               -       6,638
Investment in subsidiaries. . . . . . .      (3,368)              -         -           3,368           -
                                         -----------  --------------  --------  --------------  ----------
Total assets. . . . . . . . . . . . . .  $  167,157   $     161,633   $10,456   $    (121,805)  $ 217,441
                                         ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . .  $   15,301   $     115,000   $13,579   $    (125,173)  $  18,707
   Current maturities of long-term debt      24,718              85         -               -      24,803
   Deferred revenue . . . . . . . . . .       3,875           2,808       118               -       6,801
   Accrued payroll expense. . . . . . .       5,596           2,592        28               -       8,216
   Accrued interest . . . . . . . . . .       5,162             497         -               -       5,659
   Other accrued expenses . . . . . . .       1,072           6,268       902               -       8,242
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities . . . . . . .      55,724         127,250    14,627        (125,173)     72,428
Deferred income taxes . . . . . . . . .       1,337               -         -               -       1,337
Long-term debt, less current maturities     192,635          32,078       100               -     224,813
Deferred rent . . . . . . . . . . . . .       2,483           1,767         -               -       4,250
Deferred gain . . . . . . . . . . . . .       1,394             412         -               -       1,806
                                         -----------  --------------  --------  --------------  ----------
Total liabilities . . . . . . . . . . .     253,573         161,507    14,727        (125,173)    304,634
                                         -----------  --------------  --------  --------------  ----------
Shareholders' deficit:
   Common stock . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock. . . . . . . . . . .      52,982               -         -               -      52,982
   Additional paid-in capital . . . . .      38,666           1,092    (1,869)              -      37,889
   Accumulated deficit. . . . . . . . .    (178,138)           (966)   (2,402)          3,368    (178,138)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders' equity (deficit). . .   (86,416)            126    (4,271)          3,368     (87,193)
                                         -----------  --------------  --------  --------------  ----------
                                         $  167,157   $     161,633   $10,456   $    (121,805)  $ 217,441
                                         ===========  ==============  ========  ==============  ==========




                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                              FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002

                                                              Guarantor                          Consolidated
                                                   Parent    Subsidiaries     ODs     Eliminations   Company
                                                 ----------  -------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $  139,951  $      89,959  $54,545  $           -   $284,455
   Management fees. . . . . . . . . . . . . . .         484         19,135        -        (16,948)     2,671
   Investment earnings in subsidiaries. . . . .      22,461              -        -        (22,461)         -
                                                 ----------  -------------  -------  --------------  --------
Net revenues. . . . . . . . . . . . . . . . . .     162,896        109,094   54,545        (39,409)   287,126
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .      46,353         31,073   10,909              -     88,335
   Selling, general and administrative expenses      86,243         52,165   42,682        (16,948)   164,142
   Amortization of intangibles:
     Noncompete and other intangibles . . . . .           -          1,809        -              -      1,809
                                                 ----------  -------------  -------  --------------  --------
Total operating costs and expenses. . . . . . .     132,596         85,047   53,591        (16,948)   254,286
                                                 ----------  -------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . .      30,300         24,047      954        (22,461)    32,840
Interest expense, net . . . . . . . . . . . . .      14,173          1,738        6              -     15,917
Income tax expense. . . . . . . . . . . . . . .          83            446      350              -        879
                                                 ----------  -------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . .  $   16,044  $      21,863  $   598  $     (22,461)  $ 16,044
                                                 ==========  =============  =======  ==============  ========


                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002

                                                              Guarantor                           Consolidated
                                                   Parent    Subsidiaries      ODs     Eliminations   Company
                                                 ----------  -------------  --------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .      45,972  $      28,821  $18,207   $           -   $ 93,000
   Management fees. . . . . . . . . . . . . . .         143          6,310        -          (5,568)       885
   Investment earnings in subsidiaries. . . . .       7,297              -        -          (7,297)         -
                                                 ----------  -------------  --------  --------------  --------
Net revenues. . . . . . . . . . . . . . . . . .      53,412         35,131   18,207         (12,865)    93,885
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .      15,280          9,774    3,615               -     28,669
   Selling, general and administrative expenses      29,455         17,238   14,465          (5,568)    55,590
   Amortization of intangibles:
     Noncompete and other intangibles . . . . .           -            127        -               -        127
                                                 ----------  -------------  --------  --------------  --------
Total operating costs and expenses. . . . . . .      44,735         27,139   18,080          (5,568)    84,386
                                                 ----------  -------------  --------  --------------  --------
Income from operations. . . . . . . . . . . . .       8,677          7,992      127          (7,297)     9,499
Interest expense, net . . . . . . . . . . . . .       4,825            456        2               -      5,283
Income tax expense. . . . . . . . . . . . . . .          20             14      350               -        384
                                                 ----------  -------------  --------  --------------  --------
Net income (loss) . . . . . . . . . . . . . . .  $    3,832  $       7,522  $  (225)  $      (7,297)  $  3,832
                                                 ==========  =============  ========  ==============  ========




                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002

                                                                          Guarantor                           Consolidated
                                                               Parent    Subsidiaries      ODs    Eliminations   Company
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   16,044   $      21,863   $ 598   $     (22,461)  $ 16,044
Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . .       8,648           7,427       -               -     16,075
   Loan cost amortization. . . . . . . . . . . . . . . . .       1,128              81       -               -      1,209
   Deferred liabilities and other. . . . . . . . . . . . .         256             330     118               -        704
   Loss on disposition of property and  equipment. . . . .          30              32       -               -         62
   Increase/(decrease) in operating assets and liabilities      15,262         (16,215)   (214)              -     (1,167)
                                                            -----------  --------------  ------  --------------  ---------
Net cash provided by operating activities. . . . . . . . .      41,368          13,518     502         (22,461)    32,927
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . .      (6,282)         (2,135)      -               -     (8,417)
   Investment in Subsidiaries. . . . . . . . . . . . . . .      (9,390)        (13,071)      -          22,461          -
                                                            -----------  --------------  ------  --------------  ---------
Net cash used in investing activities. . . . . . . . . . .     (15,672)        (15,206)      -          22,461     (8,417)
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases . . . . . . . . . .     (25,644)           (332)      -               -    (25,976)
   Distribution to affiliated OD . . . . . . . . . . . . .           -               -    (570)              -       (570)
   Buyback of common stock . . . . . . . . . . . . . . . .        (100)              -       -               -       (100)
                                                            -----------  --------------  ------  --------------  ---------
Net cash used in financing activities. . . . . . . . . . .     (25,744)           (332)   (570)              -    (26,646)
                                                            -----------  --------------  ------  --------------  ---------
Net decrease in cash and cash equivalents. . . . . . . . .         (48)         (2,020)    (68)              -     (2,136)
Cash and cash equivalents at beginning of period . . . . .         755           2,209     408               -      3,372
                                                            -----------  --------------  ------  --------------  ---------
Cash and cash equivalents at end of period . . . . . . . .  $      707   $         189   $ 340   $           -   $  1,236
                                                            ===========  ==============  ======  ==============  =========

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is the third largest retail optical chain in the United States as measured by net revenues, operating 362 stores, 295 of which are optical superstores. The Company operates predominately under the trade name
"EyeMasters" and in certain geographical regions under the trade names "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld," "Dr. Bizer's ValuVision," "Doctor's VisionWorld," "Doctor's ValuVision," "Stein Optical," "Vision World," "Doctor's VisionWorks" and "Eye DRx." The Company operates in the $5.4 billion optical retail chain sector of the $15.9 billion optical retail market. Management believes that key drivers of growth for retail optical chains include (i) the aging of the United States population, (ii) the increased role of managed vision care, (iii) the consolidation of the industry resulting from the continuing shift in the optical retail industry of market share from independent practitioners to larger optical retail chains and (iv) new product innovations. Unless otherwise indicated, all dollar amounts are in thousands.

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

     The Company believes that the increased volume resulting from managed vision care contracts compensates for the lower average ticket price. During the thirty-nine weeks ended September 28, 2002, approximately 35.4% of the Company's total revenues were derived from managed vision care programs, compared to 38.4% for the thirty-nine weeks ended September 29, 2001. Managed vision care sales decreased as a percent of the Company's total revenues due to a large increase in non-managed vision care sales. Despite its decrease as a percentage of the Company's total revenues, managed vision care sales increased 1.7% compared to the first three quarters of fiscal 2001. Management believes that the increasing role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market share, broad geographic coverage and sophisticated information management and billing systems.


RESULTS  OF  OPERATIONS

The  following table sets forth for the periods indicated certain statements of income data as a percentage of net  revenues:

                                                      THIRTEEN                       THIRTY-NINE
                                                     WEEKS ENDED                     WEEKS ENDED
                                            --------------------------------------------------------------
                                            SEPTEMBER 29,   SEPTEMBER 28,   SEPTEMBER 29,   SEPTEMBER 28,
                                                2001            2002            2001            2002
                                            --------------  --------------  --------------  --------------
STATEMENTS OF INCOME DATA:
NET REVENUES:
   Optical sales . . . . . . . . . . . . .          99.1 %          99.1 %          99.0 %          99.1 %
   Management fees . . . . . . . . . . . .             0.9             0.9             1.0             0.9
                                            --------------  --------------  --------------  --------------
Total net revenues . . . . . . . . . . . .           100.0           100.0           100.0           100.0

OPERATING COSTS
AND EXPENSES:
   Cost of goods sold. . . . . . . . . . .          31.3 *          30.8 *          31.3 *          31.1 *
   Selling, general and administrative
   expenses. . . . . . . . . . . . . . . .          59.9 *          59.8 *          60.0 *          57.7 *
   Amortization of intangibles:
      Goodwill . . . . . . . . . . . . . .             1.5               -             1.5               -
      Noncompete and other intangibles . .             1.0             0.1             1.0             0.6
                                            --------------  --------------  --------------  --------------
Total operating costs and expenses . . . .            92.9            89.9            92.8            88.6
                                            --------------  --------------  --------------  --------------
INCOME FROM OPERATIONS . . . . . . . . . .             7.1            10.1             7.2            11.4
INTEREST EXPENSE, NET. . . . . . . . . . .             8.2             5.6             8.2             5.5
INCOME TAX EXPENSE . . . . . . . . . . . .             0.4             0.4             0.3             0.3
                                            --------------  --------------  --------------  --------------
NET INCOME (LOSS). . . . . . . . . . . . .         (1.5) %           4.1 %         (1.3) %           5.6 %
                                            ==============  ==============  ==============  ==============

*  Percentages based on optical sales only



THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002 COMPARED TO THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001.

Net Revenues. The increase in net revenues to $93.9 million for the thirteen weeks ended September 28, 2002 from $86.1 million for the thirteen weeks ended September 29, 2001 was largely the result of an increase in comparable store sales of 5.7% primarily due to the continuation of the two complete pair of single vision eyeglasses for $99 value promotion started in the fourth quarter of 2001. Additionally, the introduction of new product, improved in-stock positions and overall optical market improvement contributed to the increase in sales. The number of transactions increased by 13.2% compared to the third quarter of fiscal 2001, which was offset by a decrease in average ticket prices of 4.0% compared to the third quarter of fiscal 2001. Both the increase in transactions and the decrease in average ticket prices were due primarily to the two complete pair of single vision eyeglasses for $99 value promotion. The Company opened two stores during the third quarter of 2002.

Gross Profit. Gross profit increased to $64.3 million for the thirteen weeks ended September 28, 2002 from $58.7 million for the thirteen weeks ended September 29, 2001. Gross profit as a percentage of optical sales increased to 69.2% for the thirteen weeks ended September 28, 2002 as compared to 68.7% for the thirteen weeks ended September 29, 2001. This percentage increase was largely due to an increase as a percentage of sales in the third quarter of 2002 versus the third quarter of 2001 of non-branded product with higher margins than branded product. Non-branded product has a lower acquisition cost than branded product resulting in higher margins.

Selling General & Administrative Expenses (SG&A). SG&A increased to $55.6 million for the thirteen weeks ended September 28, 2002 from $51.2 million for the thirteen weeks ended September 29, 2001. SG&A as a percentage of optical sales decreased to 59.8% for the thirteen weeks ended September 28, 2002 from 59.9% for the thirteen weeks ended September 29, 2001. This percentage decrease was primarily due to increased sales from more effective advertising promotions in the third quarter of fiscal 2002 versus the third quarter of fiscal 2001 with advertising expenditures remaining comparable over the two periods. In addition, depreciation and occupancy expenses have remained consistent in the third quarter of 2002 versus the third quarter of 2001 resulting in lower percentages of sales which were offset in part by increases in retail payroll.

Amortization Expense. Amortization expense decreased to $0.1 million for the thirteen weeks ended September 28, 2002 from $2.2 million for the thirteen weeks ended September 29, 2001. This decrease was due to the adoption of FASB 142 which disallows the amortization of goodwill over its useful life and instead requires an annual assessment for impairment.

Net Interest Expense. Net interest expense decreased to $5.3 million for the thirteen weeks ended September 28, 2002 from $7.1 million for the thirteen weeks ended September 29, 2001. This decrease was due to the decrease in outstanding debt and the decrease in applicable interest rates.

Net Income. Net income increased to $3.8 million for the thirteen weeks ended September 28, 2002 from a net loss of $1.2 million for the thirteen weeks ended September 29, 2001.

THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002 COMPARED TO THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001.

Net Revenues. The increase in net revenues to $287.1 million for the thirty-nine weeks ended September 28, 2002 from $261.3 million for the thirty-nine weeks ended September 29, 2001 was largely the result of an increase in comparable store sales of 8.5% primarily due to the continuation of the two complete pair of single vision eyeglasses for $99 value promotion started in the fourth quarter of fiscal 2001. Additionally, the introduction of new product, improved in-stock positions and overall optical market improvement contributed to the increase in sales. The number of transactions increased by 15.7% compared to the thirty-nine weeks ended September 29, 2001, which was offset by a decrease in average ticket prices of 4.4% compared to the thirty-nine weeks ended September 29, 2001. In addition, managed vision care sales increased 1.7% for the thirty-nine weeks ended September 28, 2002 as compared to the thirty-nine weeks ended September 29, 2001. Both the increase in transactions and the decrease in average ticket prices were due primarily to the two complete pair of single vision eyeglasses for $99 value promotion. The Company opened seven stores and closed four stores during the thirty-nine weeks ended September 28, 2002.

Gross Profit. Gross profit increased to $196.1 million for the thirty-nine weeks ended September 28, 2002 from $177.7 million for the thirty-nine weeks ended September 29, 2001. Gross profit as a percentage of optical sales increased to 68.9% for the thirty-nine weeks ended September 28, 2002 as compared to 68.7% for the thirty-nine weeks ended September 29, 2001. This percentage increase was due to a continuation of improved buying efficiencies and an increase as a percentage of sales of non-branded product with higher margins than branded label product. Non-branded product has a lower acquisition cost than branded product resulting in higher margins.

Selling General & Administrative Expenses (SG&A). SG&A increased to $164.1 million for the thirty-nine weeks ended September 28, 2002 from $155.1 million for the thirty-nine weeks ended September 29, 2001. SG&A as a percentage of optical sales decreased to 57.7% for the thirty-nine weeks ended September 28, 2002 from 60.0% for the thirty-nine weeks ended September 29, 2001. This percentage decrease was primarily due to increased sales from more effective advertising promotions in fiscal 2002 versus fiscal 2001 with advertising expenditures remaining comparable over the two periods. In addition, depreciation expense has remained consistent in fiscal 2002 versus fiscal 2001 resulting in a lower percentage of sales which was offset by increases in retail payroll and management compensation.

Amortization Expense. Amortization expense decreased to $1.8 million for the thirty-nine weeks ended September 28, 2002 from $6.6 million for the thirty-nine weeks ended September 29, 2001. This decrease was due to the adoption of FASB 142 which disallows the amortization of goodwill over its useful life and instead requires an annual assessment for impairment.

Net Interest Expense. Net interest expense decreased to $15.9 million for the thirty-nine weeks ended September 28, 2002 from $21.4 million for the thirty-nine weeks ended September 29, 2001. This decrease was due to the decrease in outstanding debt and the decrease in applicable interest rates.

Net Income. Net income increased to $16.0 million for the thirty-nine weeks ended September 28, 2002 from a net loss of $3.3 million for the thirty-nine weeks ended September 29, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flows from operating activities provided net cash of $32.9 million for the thirty-nine weeks ended September 28, 2002 as compared to $26.1 million for the thirty-nine weeks ended September 29, 2001. As of September 28, 2002, the Company had $1.2 million of cash available to meet the Company's obligations. Working capital of the company primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses. The level of working capital has remained relatively consistent to the periods ending September 2001 and December 2001. The largest working capital usage occurs on May 1 and November 1 of each year when the Company's bond interest payments ranging from $6.0 to $7.0 million are paid. Working capital is primarily funded by cash flows from operations and the Company's $29 million available in its Revolving Credit Facility (see description below) and management does not anticipate any significant changes in working capital.

     Capital expenditures are related to the construction of new stores, repositioning of existing stores in some markets, new computer systems for stores and maintenance of existing facilities. Capital expenditures for the thirty-nine weeks ended September 28, 2002 were $8.4 million. The aggregate capital expenditures for 2002 are anticipated to be approximately $9.5 million, of which approximately $3.3 million are related to commitments to new stores and approximately $6.2 million are expected to be for systems and improvements to existing facilities.

     On April 24, 1998, the Company entered into a credit agreement (as amended, the "Credit Facility") which consists of (i) a $55.0 million term loan facility (the "Term Loan Facility"); (ii) a $35.0 million revolving credit facility (the "Revolving Credit Facility"); and (iii) a $100.0 million acquisition facility (the "Acquisition Facility"). The proceeds of the Credit Facility were used to pay long-term debt outstanding under the previous credit facility. At September 28, 2002, the Company had $23.5 million outstanding under the Term Loan
Facility, $6.0 million outstanding under the Revolving Credit Facility, $67.3 million outstanding under the Acquisition Facility which funded the Bizer Acquisition and the VTO Retail Acquisition, $149.7 million in notes payable outstanding evidenced by the Notes and $3.1 million in capital lease and equipment obligations. On December 27, 2000, the Company amended the Credit Facility. As a result of the amendment to the Credit Facility, interest on borrowings was increased by 100 basis points from the original interest rates under the amended Credit Facility and various financial covenants and scheduled principal payments were revised. Borrowings made under the Credit Facility (as amended) bear interest at a rate equal to, at the Company's option, LIBOR plus 2.25% to 3.25% or the Base Rate (as defined in the Credit Facility) plus 1.25% to 2.25%. At September 28, 2002, the Company's Credit Facility bore interest at LIBOR plus 3.00% and the Base Rate plus 2.25%. Under the Credit Facility (as amended), the Term Loan Facility matures on November 15, 2003, the $23.5 million outstanding balance will amortize in annual principal amounts of approximately $3.2 million and $20.3 million, respectively, during fiscal years 2002 and 2003 and the Acquisition Facility will amortize in annual principal amounts of approximately $0.3 million and $67.0 million, respectively, during fiscal years 2002 and 2003.




   Future  principal  maturities  for  debt  as  of  September  28,  2002 are  as  follows:

                                         Credit Facility    Notes   Other    Total
                                         ----------------  -------  -----  --------
2002. . . . . . . . . . . . . . . . . .  $          3,491        -    498  $  3,989
2003. . . . . . . . . . . . . . . . . .            93,270        -    541    93,811
2004. . . . . . . . . . . . . . . . . .                 -        -    148       148
2005. . . . . . . . . . . . . . . . . .                 -        -    233       233
2006. . . . . . . . . . . . . . . . . .                 -        -    308       308
Beyond 2006 . . . . . . . . . . . . . .                 -  149,727  1,400   151,127
                                         ----------------  -------  -----  --------
Total future principal payments on debt  $         96,761  149,727  3,128  $249,616
                                         ================  =======  =====  ========


     The Credit Facility contains additional restrictive covenants including a limitation on capital requirements, minimum interest coverage, maximum leverage ratio, minimum net worth and working capital requirements. As of September 28, 2002 the Company was in compliance with the financial reporting covenants.

     On April 24, 1998, the Company completed a debt offering consisting of $100.0 million aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50.0 million aggregate principal amount of its Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Notes"). Interest on the Notes will be payable semiannually on each May 1 and November 1, commencing on November 1, 1998. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR plus 3.98%. The Fixed Rate Notes and Floating Rate Notes are not entitled to the benefit of any mandatory sinking fund.

     The Notes are senior uncollateralized obligations of the Company and rank pari passu with all other indebtedness of the Company that by its terms other indebtedness is not subordinate to the Notes. In connection with the issuance of the Notes, the Company incurred approximately $11.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the Notes.

     The Notes contain various restrictive covenants which apply to both the Company and the Guarantor Subsidiaries (defined herein), including limitations on additional indebtedness, restriction on dividends and sale of assets other than in the normal course of business.

     Based upon current operations and future growth, the Company believes that its cash flow from operations, together with borrowings currently available under the Revolving Credit Facility, are adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve (12) months. The ability of the Company to satisfy its financial covenants within its Credit Facility (as amended), meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. In the event the Company does not satisfy its financial covenants within the Credit Facility, the Company may attempt to renegotiate the terms of its Credit Facility with its lender for further amendments to, or waivers of, the financial covenants of the Credit Facility. The Company believes that its ability to repay the Notes and amounts outstanding under the Revolving Credit Facility and the Acquisition Facility at maturity will likely require additional financing. The Company has entered into discussions with Bank of America Securities, LLC and Fleet National Bank, Inc. to refinance the Credit Facility. There are no assurances that the Company will be successful in refinancing the Credit Facility or obtaining any other additional financing necessary to repay the notes or the amounts outstanding under the Credit Facility. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

FORWARD-LOOKING STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Registration Statement on Form S-4 filed with the Commission and under the heading "Government Regulation" in the Company's Annual Report on Form 10-K for 2001 as well as the following: general economic and business conditions; industry trends; the loss of major customers, suppliers or managed vision care contracts; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE

ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS; (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS; (IV) INDUSTRY SALES GROWTH AND CONSOLIDATION; (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES; (VI) DEMOGRAPHIC TRENDS; (VII) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS; (VIII) THE ABILITY OF THE COMPANY TO MAKE AND INTEGRATE ACQUISITIONS; AND (IX) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING TO REPAY THE CREDIT FACILITY OR NOTES AT MATURITY AND (X) THE CONTINUED MEDICAL INDUSTRY EFFORTS TO REDUCE MEDICAL COSTS AND THIRD PARTY REIMBURSEMENTS.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the third quarter of fiscal 2002. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 29, 2001.

     The Company's primary market risk exposure is interest rate risk, with specific vulnerability to changes in LIBOR. As of September 28, 2002, $145.8 million of the Company's long-term debt bore interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming a two hundred basis point change in the 2001 average interest rate under the $145.8 million in borrowings, the Company's 2001 interest expense would have changed approximately $2.9 million.

     In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM  4.     CONTROLS  AND  PROCEDURES

     a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of September 28, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 28, 2002.

     b) CHANGES IN INTERNAL CONTROLS

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 28, 2002.

PART  II.  OTHER INFORMATION

ITEM  1.  LEGAL PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that the management of the Company has deemed to be material to the business or financial condition of the Company that have arisen during the third quarter of fiscal 2002. For further discussion, refer to the Company's annual report on Form 10-K for the year ended December 29, 2001.

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

2.10 Letter Agreement, dated August 31, 1999, amending and modifying that certain Asset Purchase Agreement, dated July 7, 1999, by and among Eye
      Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete
      Optical Laboratory, Inc., Corp. (c)

2.11  Fiscal 2002 Incentive Plan for Key Management (f).




 3.1  Restated Articles of Incorporation of Eye Care Centers of America Inc. (a)

 3.2  Statement of Resolution of the Board of Directors of Eye Care Centers of
      America, Inc. designating a series of Preferred Stock. (a)

 3.3  Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)

 4.1  Indenture, dated as of April 24, 1998, among Eye Care Centers of America, Inc., the Guarantors named therein and United States Trust Company of
      New York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008
      and Floating Interest Rate Subordinated Term Securities. (f)

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

10.2 First Amendment to Credit Agreement, dated as of December 27, 2000, among Eye Care Centers of America, Inc., Various Lenders, Bankers Trust
      Company, as Administrative Agent, and Merrill Lynch Capital Corporation, as Syndication Agent. (e)

10.3  Termination Agreement, dated as of July 1, 2002 among Eye Care Centers of
      America, Inc. and Bernard W. Andrews. (d)

99.1  CEO-Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (f)

99.2  CFO-Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (f)


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

(e)  Previously  filed  on  Form  8-K  dated  December  27,  2000.

(f)  Filed  herewith

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



                                               EYE CARE CENTERS OF AMERICA, INC.





November 12, 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  /s/ Alan E. Wiley
-------------------                                                                          -----------------
   Date . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Alan E. Wiley
                                                                                               Executive Vice President
                                                                                               Chief Financial Officer
                                                                                               Secretary and Treasurer


I,  David  E.  McComas,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Eye Care Centers of America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002

/s/  David  E.  McComas
 ----------------------
David  E.  McComas
President  and  Chief  Executive  Officer

I,  Alan  E  Wiley,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Eye Care Centers of America, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  12,  2002

/s/  Alan  E.  Wiley
 -------------------
Alan  E.  Wiley
Executive  Vice  President  and  Chief  Financial  Officer