Form 10-K
period 2002-12-28
EYE CARE CENTERS OF AMERICA INC
filed 2003-03-27
CIK 759896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
MARK  ONE
---------

 X     ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
--
ACT  OF  1934  FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  28,  2002.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        COMMISSION FILE NUMBER  033-70572

                        EYE CARE CENTERS OF AMERICA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
        TEXAS                                     74-2337775
  (STATE OR OTHER JURISDICTION            (IRS EMPLOYER  IDENTIFICATION  NO.)
OF INCORPORATION OR ORGANIZATION)
                                11103 WEST AVENUE
                          SAN ANTONIO, TEXAS 78213-1392
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)
                                 (210) 340-3531
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING  REQUIREMENTS  FOR  THE  PAST  90  DAYS:     YES  X     NO__
                                                         -

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. N/A
             ---

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (as defined in Rule 12b-2 of the Act). YES __ NO X
                                                       -

     AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS $6,325,550. AS THE REGISTRANT'S COMMON STOCK IS NOT TRADED PUBLICLY, THE PER SHARE PRICE USED IN THIS CALCULATION IS BASED ON THE PER SHARE PRICE AS DESIGNATED BY THE BOARD OF DIRECTORS ($15.13 PER SHARE).

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE: 7,388,088 SHARES OF COMMON STOCK AS OF MARCH 15, 2003.

     DOCUMENTS  INCORPORATED  BY  REFERENCE:  NONE


                                 FORM 10-K INDEX

                                     PART I


ITEM 1.   BUSINESS                                              4

ITEM 2.   PROPERTIES                                           20

ITEM 3.   LEGAL PROCEEDINGS                                    20

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  20

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS                                  21

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.                22

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                  24

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                          41

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          42

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE                  42

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   43

ITEM 11.  EXECUTIVE COMPENSATION                               46

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT                                           51

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS       52

ITEM 14.  CONTROLS AND PROCEDURES                              52

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K                                          54

FORWARD-LOOKING  STATEMENTS

     CERTAIN STATEMENTS CONTAINED HEREIN CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT REGARDING THE COMPANY'S FINANCIAL POSITION, BUSINESS STRATEGY, BUDGETS AND PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE MANAGEMENT OF THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM THOSE CONTEMPLATED OR PROJECTED, FORECASTED, ESTIMATED OR BUDGETED IN OR EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FACTORS INCLUDE, AMONG OTHERS, THE RISK AND OTHER FACTORS SET FORTH UNDER "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-4 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND UNDER THE HEADING "GOVERNMENT REGULATION" HEREIN AS WELL AS THE FOLLOWING:
GENERAL ECONOMIC AND BUSINESS CONDITIONS; INDUSTRY TRENDS; THE LOSS OF MAJOR CUSTOMERS OR SUPPLIERS; COST AND AVAILABILITY OF RAW MATERIALS; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY AND QUALITY OF MANAGEMENT; AND AVAILABILITY, TERMS AND DEPLOYMENT OF CAPITAL. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS; (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS; (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS; (IV) INDUSTRY SALES GROWTH; (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES; (VI) DEMOGRAPHIC TRENDS; (VII) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS; (VIII) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING TO REPAY THE CREDIT FACILITY OR NOTES AT MATURITY; AND (IX) THE CONTINUED MEDICAL INDUSTRY EFFORT TO REDUCE MEDICAL COSTS AND THIRD PARTY REIMBURSEMENTS.

                                     PART I

ITEM  1.  BUSINESS
------------------

GENERAL

     EYE CARE CENTERS OF AMERICA, INC. (THE "COMPANY") IS THE THIRD LARGEST RETAIL OPTICAL CHAIN IN THE UNITED STATES AS MEASURED BY NET REVENUES, OPERATING OR MANAGING 362 STORES, OF WHICH293 ARE OPTICAL SUPERSTORES WITH IN-HOUSE LENS PROCESSING CAPABILITIES. 298 OF THE COMPANY'S OPTICAL STORES ARE OWNED
DIRECTLY BY THE COMPANY AND THE REMAINING 64 STORES ARE OWNED BY AN OPTOMETRIST'S PROFESSIONAL ENTITY AND MANAGED BY A SUBSIDIARY OF THE COMPANY UNDER MANAGEMENT AGREEMENTS. FOR PURPOSES OF THIS REPORT, ALL OF SUCH OPTICAL STORES OWNED OR MANAGED BY THE COMPANY (AND ITS SUBSIDIARIES) ARE REFERRED TO HEREIN AS THE COMPANY'S STORES. THE COMPANY STORES ARE PREDOMINATELY OPERATED UNDER THE TRADE NAME "EYEMASTERS," AND IN CERTAIN GEOGRAPHICAL REGIONS UNDER THE TRADE NAMES "VISIONWORKS," "HOUR EYES," "DR. BIZER'S VISIONWORLD," "DR. BIZER'S VALUVISION," "DOCTOR'S VALUVISION," "STEIN OPTICAL," "EYE DRX," "VISION WORLD," "DOCTOR'S VISIONWORKS" AND "BINYON'S" THE COMPANY UTILIZES A STRATEGY OF CLUSTERING ITS STORES WITHIN ITS TARGETED MARKETS IN ORDER TO BUILD LOCAL MARKET LEADERSHIP AND STRONG CONSUMER BRAND AWARENESS, AS WELL AS TO ACHIEVE ECONOMIES OF SCALE IN ADVERTISING, MANAGEMENT AND FIELD OVERHEAD. MANAGEMENT BELIEVES THAT THE COMPANY HAS EITHER THE NUMBER ONE OR TWO SUPERSTORE MARKET SHARE POSITION IN FOURTEEN OF ITS TOP FIFTEEN MARKETS, INCLUDING WASHINGTON, D.C., MINNEAPOLIS, DALLAS, HOUSTON, TAMPA/ST. PETERSBURG, PHOENIX, MIAMI/FT. LAUDERDALE, PORTLAND AND SAN ANTONIO. THE COMPANY GENERATED NET REVENUES AND EBITDA (AS DEFINED WITHIN THE HEADING "ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA") OF $363.7 MILLION AND $56.8 MILLION, RESPECTIVELY, FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002 ("FISCAL 2002").

     THE COMPANY'S STORES, WHICH AVERAGE APPROXIMATELY 4,200 SQUARE FEET, CARRY A BROAD SELECTION OF BRANDED FRAMES AT COMPETITIVE PRICES, INCLUDING DESIGNER EYEWEAR, AS WELL AS ITS OWN PROPRIETARY BRANDS AND NON-BRANDED PRODUCT. NON-BRANDED PRODUCT CONSISTED OF APPROXIMATELY 75% AND 65% OF FRAME UNITS SOLD IN 2002 AND 2001, RESPECTIVELY. IN ADDITION, THE COMPANY'S SUPERSTORES OFFER CUSTOMERS "ONE-HOUR SERVICE" ON MOST PRESCRIPTIONS BY UTILIZING ON-SITE PROCESSING LABORATORIES TO GRIND, COAT AND EDGE LENSES. MOREOVER, OPTOMETRISTS ("ODS") LOCATED WITHIN OR ADJACENT TO ALL OF THE COMPANY'S STORES OFFER CUSTOMERS CONVENIENT EYE EXAMS AND PROVIDE A CONSISTENT SOURCE OF OPTICAL RETAIL CUSTOMERS. IN THE COMPANY'S EXPERIENCE, OVER 80% OF SUCH ODS' REGULAR EYE EXAM PATIENTS PURCHASE EYEWEAR FROM THE COMPANY'S ADJACENT OPTICAL RETAIL STORES.

     THE COMPANY'S MANAGEMENT TEAM HAS FOCUSED ON IMPROVING OPERATING EFFICIENCIES AND GROWING THE BUSINESS THROUGH BOTH STRATEGIC ACQUISITIONS AND NEW STORE OPENINGS. THE COMPANY'S NET REVENUES INCREASED FROM $140.2 MILLION IN FISCAL 1995 TO $363.7 MILLION IN FISCAL 2002, WHILE THE COMPANY'S STORE BASE INCREASED FROM 152 TO 363 OVER THE SAME PERIOD, PRIMARILY AS A RESULT OF FOUR ACQUISITIONS. THE COMPANY'S SENIOR MANAGEMENT TEAM OWNS OR HAS THE RIGHT TO ACQUIRE APPROXIMATELY 8.6% OF THE COMPANY'S COMMON STOCK ON A FULLY DILUTED BASIS, THROUGH DIRECT OWNERSHIP AND STOCK OPTIONS.

BUSINESS  STRATEGY

     THE COMPANY PLANS TO CAPITALIZE ON THE INDUSTRY TRENDS DISCUSSED HEREIN UNDER THE HEADING "INDUSTRY" BY BUILDING LOCAL MARKET LEADERSHIP THROUGH THE IMPLEMENTATION OF THE FOLLOWING KEY ELEMENTS OF ITS BUSINESS STRATEGY:

     MAXIMIZE STORE PROFITABILITY. MANAGEMENT PLANS TO CONTINUE TO IMPROVE THE COMPANY'S OPERATING MARGINS THROUGH ENHANCED DAY-TO-DAY STORE EXECUTION, CUSTOMER SERVICE AND INVENTORY ASSET MANAGEMENT. THE COMPANY HAS IMPLEMENTED VARIOUS PROGRAMS FOCUSED ON (I) INCREASING SALES OF HIGHER MARGIN, VALUE-ADDED AND NON-BRANDED PRODUCTS, (II) CONTINUING STORE EXPENSE REDUCTIONS AND (III) OFFERING EXTENSIVE PRODUCTIVITY-ENHANCING EMPLOYEE TRAINING. MANAGEMENT BELIEVES ITS STORE CLUSTERING STRATEGY WILL ENABLE THE COMPANY TO CONTINUE TO LEVERAGE LOCAL ADVERTISING AND FIELD MANAGEMENT COSTS TO IMPROVE ITS OPERATING MARGINS. IN THE FOURTH QUARTER OF 2001, MANAGEMENT IMPLEMENTED A VALUE-ORIENTED FORMAT IN CERTAIN MARKETS BASED UPON LOCAL MARKET DEMOGRAPHICS. THIS VALUE FORMAT INVOLVES LOWER RETAIL PRICE, HIGHER MARGIN PRODUCTS AND AN INCREASE TO APPROXIMATELY 500 VALUE FRAMES FROM APPROXIMATELY 250 VALUE FRAMES IN THE COMPANY'S OTHER STORES. THE COMPANY ANTICIPATES CONTINUING TO IMPLEMENT THIS STRATEGY DURING 2003. ALSO, THE COMPANY CONTINUED TO INCREASE THE AVAILABILITY OF ITS PROMOTIONAL DISCOUNT OFFERS, MOST NOTABLY THE TWO COMPLETE PAIR OF SINGLE VISION EYEGLASSES FOR $99 VALUE PROMOTION.

     REDUCTION OF DEBT. IN ORDER TO IMPROVE THE COMPANY'S EBITDA TO TOTAL DEBT RATIO AND REDUCE THE AMOUNT OF OUTSTANDING DEBT, MANAGEMENT HAS INITIATED
STRATEGIES TO GENERATE CASH. DURING 2001 AND 2002, THE NEW STORE OPENING PROGRAM WAS REDUCED TO APPROXIMATELY SEVEN TO TEN STORES EACH YEAR. MANAGEMENT HAS ALSO FOCUSED ON PROCESS IMPROVEMENT INITIATIVES THAT HAVE RESULTED IN THE REDUCTION IN HEAD COUNTS AND CORPORATE OVERHEAD EXPENSES. MANAGEMENT IS CONTINUALLY EVALUATING METHODS TO INCREASE STORE PROFITABILITY AND INCREASE CASH FLOW. TOTAL DEBT HAS BEEN REDUCED FROM $291.4 MILLION AT THE END OF FISCAL 2000 TO $254.6 MILLION AT THE END OF FISCAL 2002.

     CAPITALIZE ON MANAGED VISION CARE. WHILE MANAGEMENT CONTINUES TO PURSUE MANAGED VISION CARE RELATIONSHIPS, REVENUES FROM MANAGED VISION CARE REMAINED CONSISTENT FROM FISCAL 2001 TO FISCAL 2002 (AND DECREASED AS A PERCENTAGE OF REVENUES), MOSTLY DUE TO THE COMPANY'S AGGRESSIVE IN-STORE PROMOTIONAL OFFERS. AS OF DECEMBER 28, 2002, RETAIL SALES ARISING FROM MANAGED VISION CARE PLANS TOTALED 39.4% OF OPTICAL SALES FOR FISCAL 2002, COMPARED TO 42.4% OF OPTICAL SALES FOR FISCAL 2001. MANAGEMENT HAS MADE A STRATEGIC DECISION TO PURSUE FUNDED MANAGED VISION CARE RELATIONSHIPS IN ORDER TO HELP THE COMPANY'S RETAIL BUSINESS GROW. DISCOUNT MANAGED CARE PROGRAMS WILL PLAY A LESS SIGNIFICANT ROLE AS THE VALUE RETAIL OFFER BECOMES MORE DEVELOPED THROUGHOUT THE COMPANY'S STORES. THE PERCENT OF PENETRATION SHOULD NORMALIZE AT 35% AS THE TRANSITION TO THE FUNDED PROGRAMS MATERIALIZES AND THE RETAIL OFFER REPLACES DISCOUNT ACTIVITY. AS PART OF ITS ONGOING EFFORT TO DEVELOP ITS MANAGED VISION CARE
BUSINESS, THE COMPANY HAS (I) IMPLEMENTED DIRECT MARKETING PROGRAMS AND INFORMATION SYSTEMS NECESSARY TO COMPETE FOR MANAGED VISION CARE RELATIONSHIPS PRIMARILY WITH FUNDED PLANS AND OTHER THIRD PARTY PAYORS, (II) DEVELOPED SIGNIFICANT RELATIONSHIPS WITH INSURANCE COMPANIES, WHICH HAVE STRENGTHENED THE COMPANY'S ABILITY TO SECURE MANAGED VISION CARE RELATIONSHIPS, AND (III) BEEN
ASKED TO PARTICIPATE ON NUMEROUS REGIONAL AND NATIONAL MANAGED VISION CARE PANELS. WHILE THE AVERAGE TICKET PRICE ON

PRODUCTS PURCHASED UNDER MANAGED VISION CARE REIMBURSEMENT PLANS IS TYPICALLY LOWER, MANAGED VISION CARE TRANSACTIONS GENERALLY EARN COMPARABLE OPERATING
PROFIT MARGINS AS THEY REQUIRE LESS PROMOTIONAL SPENDING AND ADVERTISING SUPPORT. THE COMPANY BELIEVES THAT THE INCREASED VOLUME RESULTING FROM MANAGED VISION CARE RELATIONSHIPS ALSO COMPENSATES FOR THE LOWER AVERAGE TICKET PRICE. MANAGEMENT BELIEVES THAT THE ROLE OF MANAGED VISION CARE WILL CONTINUE TO BENEFIT THE COMPANY AND OTHER LARGE RETAIL OPTICAL CHAINS WITH STRONG LOCAL MARKET SHARES, BROAD GEOGRAPHIC COVERAGE AND SOPHISTICATED INFORMATION MANAGEMENT AND BILLING SYSTEMS.

     EXPAND STORE BASE. IN ORDER TO CONTINUE TO BUILD LEADERSHIP IN ITS TARGETED MARKETS, THE COMPANY PLANS TO TAKE ADVANTAGE OF "FILL-IN" OPPORTUNITIES IN ITS EXISTING MARKETS, AS WELL AS TO ENTER ATTRACTIVE NEW MARKETS WHERE IT BELIEVES IT CAN ACHIEVE A NUMBER ONE OR TWO MARKET SHARE POSITION. CONSEQUENTLY, THE COMPANY CURRENTLY PLANS TO OPEN TWO STORES IN EXISTING MARKETS AND NINE STORES IN ATLANTA, GEORGIA DURING 2003. THE COMPANY HAS MADE A STRATEGIC DECISION TO AGGRESSIVELY INTRODUCE ITS STORES TO THE ATLANTA MARKET IN 2003 WITH CONTINUING GROWTH PLANNED BEYOND 2003. MANAGEMENT BELIEVES THAT THE COMPANY HAS IN PLACE THE SYSTEMS AND INFRASTRUCTURE TO EXECUTE ITS NEW STORE OPENING PLAN AND HAS DEVOTED SIGNIFICANT MANAGEMENT RESOURCES TO THE DEVELOPMENT OF THE ATLANTA MARKET. THE COMPANY USES A SITE SELECTION MODEL UTILIZING PROPRIETARY SOFTWARE WHICH INCORPORATES INDUSTRY AND INTERNALLY GENERATED DATA (SUCH AS COMPETITIVE MARKET FACTORS, DEMOGRAPHICS AND CUSTOMER SPECIFIC INFORMATION) TO EVALUATE THE ATTRACTIVENESS OF NEW STORE OPENINGS. IN 2002, THE COMPANY SPENT APPROXIMATELY $450,000 PER NEW STORE, USING A STORE FORMAT AVERAGING APPROXIMATELY 3,800 SQUARE FEET AND EQUIPPING EACH NEW STORE WITH STANDARDIZED FIXTURES AND EQUIPMENT. IN ADDITION, PRE-OPENING COSTS AVERAGED $15,000 AND INITIAL INVENTORY REQUIREMENTS FOR NEW STORES AVERAGED $50,000. NEW STORES OPENING IN 2003 WILL UTILIZE A SMALLER AND MORE EFFICIENT FORMAT, WITH APPROXIMATELY 2,800 SQUARE FEET AND LOWER CONSTRUCTION COSTS.

THE FOLLOWING TABLE SETS FORTH A SUMMARY OF THE COMPANY'S STORES OPERATING UNDER EACH TRADE NAME, AS OF MARCH 15, 2003, RANKED BY NUMBER OF STORES:



                                 NUMBER OF      GEOGRAPHIC      AVERAGE STORE
TRADE NAME. . . . . . . . . . .  STORES         FOCUS           FORMAT
-------------------------------  -------------  --------------  --------------

EYEMASTERS. . . . . . . . . . .            164  SOUTHWEST,      SUPERSTORES
    . . . . . . . . . . . . . .                 MIDWEST,        SQ. FT. 4,000
    . . . . . . . . . . . . . .                 SOUTHEAST       LAB
    . . . . . . . . . . . . . .              .                  OD SUBLEASES

VISIONWORKS . . . . . . . . . .             53  SOUTHEAST       SUPERSTORES
    . . . . . . . . . . . . . .                              .  SQ. FT. 6,100
    . . . . . . . . . . . . . .                              .  LAB
    . . . . . . . . . . . . . .                              .  OD SUBLEASES

VISION WORLD. . . . . . . . . .             36  MIDWEST         CONVENTIONAL
    . . . . . . . . . . . . . .              .                  SQ. FT. 2,300

DR. BIZER'S VISIONWORLD, DR. BIZER'S        24  SOUTHEAST &     SUPERSTORES
   VALUVISION, DOCTOR'S VALUVISION              CENTRAL         SQ. FT.  5,800
                                                                LAB

HOUR EYES . . . . . . . . . . .             22  MID ATLANTIC    CONVENTIONAL
    . . . . . . . . . . . . . .                              .  SQ. FT. 2,600
    . . . . . . . . . . . . . .                              .  LAB

DOCTOR'S VISIONWORKS  . . . . .             19  MARYLAND &      SUPERSTORES
    . . . . . . . . . . . . . .                 COLORADO        SQ. FT.  3,900
    . . . . . . . . . . . . . .              .                  LAB

STEIN OPTICAL . . . . . . . . .             15  MIDWEST         SUPERSTORES
    . . . . . . . . . . . . . .                              .  SQ. FT. 3,400
    . . . . . . . . . . . . . .                              .  LAB

EYE DRX . . . . . . . . . . . .             15  NORTHEAST       CONVENTIONAL
    . . . . . . . . . . . . . .              .                  SQ. FT. 3,200

BINYON'S. . . . . . . . . . . .             14  PACIFIC         SUPERSTORES
                                                NORTHWEST . ..  SQ. FT. 4,600
    . . . . . . . . . . . . . .                              .  LAB
    . . . . . . . . . . . . . .                              .  OD SUBLEASES
                                 -------------
TOTAL . . . . . . . . . . . . .       362
                                 =============

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

     THE FOLLOWING TABLE SETS FORTH AS OF DECEMBER 28, 2002 THE COMPANY'S TOP FIFTEEN MARKETS AS MEASURED BY THE COMPANY'S SALES. MANAGEMENT'S ESTIMATE OF THE COMPANY'S SUPERSTORE MARKET SHARE RANKING IS NUMBER ONE OR TWO IN FOURTEEN OF THESE MARKETS.



DESIGNATED MARKET AREA . . .    NUMBER OF SUPERSTORES
----------------------------    ---------------------
WASHINGTON, D.C. . . . . . .                       21
DALLAS . . . . . . . . . . .                       22
HOUSTON. . . . . . . . . . .                       19
LOUISVILLE . . . . . . . . .                        7
TAMPA/ST. PETERSBURG . . . .                       13
MINNEAPOLIS/ST. PAUL . . . .                       21
PHOENIX. . . . . . . . . . .                       13
MILWAUKEE. . . . . . . . . .                       15
MIAMI/FT. LAUDERDALE . . . .                        9
NASHVILLE. . . . . . . . . .                       11
NEW YORK . . . . . . . . . .                       14
PORTLAND . . . . . . . . . .                       12
SAN ANTONIO. . . . . . . . .                        8
KANSAS CITY. . . . . . . . .                        7
AUSTIN . . . . . . . . . . .                        6
                                               ------
TOTAL OF TOP FIFTEEN MARKETS                      198
                                               ======

     LOCATIONS. THE COMPANY OPERATES OR MANAGES 362 STORES, 293 OF WHICH ARE SUPERSTORES, LOCATED PRIMARILY IN THE SOUTHWEST, MIDWEST AND SOUTHEAST, ALONG THE GULF COAST AND ATLANTIC COAST AND IN THE PACIFIC NORTHWEST REGIONS OF THE UNITED STATES. OF THE COMPANY'S STORES, 175 ARE LOCATED IN ENCLOSED REGIONAL MALLS, 126 ARE IN STRIP SHOPPING CENTERS AND 61 ARE FREESTANDING LOCATIONS.

     THE FOLLOWING TABLE SETS FORTH BY LOCATION, RANKED BY NUMBER OF STORES, THE COMPANY'S STORE BASE AS OF MARCH 15, 2003.




                                                                   DR.
LOCATION         EYEMASTERS  VISIONWORKS  VISION WORLD  BIZER  VISIONWORKS  HOUR EYES  STEIN  EYE DRX  BINYON  TOTAL
---------------  ----------  -----------  ------------  -----  -----------  ---------  -----  -------  ------  -----

TEXAS                    78            -             -      -            -          -      -        -       -     78
FLORIDA                   3           38             -      -            -          -      -        -       -     41
MINNESOTA                 -            -            30      -            -          -      -        -       -     30
TENNESSEE                 7            -             -     12            -          -      -        -       -     19
WISCONSIN                 -            -             2      -            -          -     15        -       -     17
ARIZONA                  15            -             -      -            -          -      -        -       -     15
NEW JERSEY                -            -             -      -            -          -      -       15       -     15
VIRGINIA                  -            1             -      -            -         13      -        -       -     14
MARYLAND                  -            -             -      -            7          6      -        -       -     13
OREGON                    -            -             -      -            -          -      -        -      13     13
COLORADO                  -            -             -      -           12          -      -        -       -     12
LOUISIANA                12            -             -      -            -          -      -        -       -     12
NORTH CAROLINA            -           12             -      -            -          -      -        -       -     12
KENTUCKY                  -            -             -     10            -          -      -        -       -     10
OHIO                      9            -             -      -            -          -      -        -       -      9
MISSOURI                  6            -             -      1            -          -      -        -       -      7
OKLAHOMA                  5            -             -      -            -          -      -        -       -      5
KANSAS                    4            -             -      -            -          -      -        -       -      4
NEBRASKA                  4            -             -      -            -          -      -        -       -      4
NEVADA                    4            -             -      -            -          -      -        -       -      4
NEW MEXICO                4            -             -      -            -          -      -        -       -      4
UTAH                      4            -             -      -            -          -      -        -       -      4
IOWA                      1            -             2      -            -          -      -        -       -      3
MISSISSIPPI               3            -             -      -            -          -      -        -       -      3
WASHINGTON, D.C           -            -             -      -            -          3      -        -       -      3
ALABAMA                   2            -             -      -            -          -      -        -       -      2
IDAHO                     2            -             -      -            -          -      -        -       -      2
SOUTH CAROLINA            -            2             -      -            -          -      -        -       -      2
WASHINGTON                1            -             -      -            -          -      -        -       1      2
INDIANA                   -            -             -      1            -          -      -        -       -      1
NORTH DAKOTA              -            -             1      -            -          -      -        -       -      1
SOUTH DAKOTA              -            -             1      -            -          -      -        -       -      1
                 ----------  -----------  ------------  -----  -----------  ---------  -----  -------  ------  -----
TOTAL                   164           53            36     24           19         22     15       15      14    362
                 ==========  ===========  ============  =====  ===========  =========  =====  =======  ======  =====

     STORE LAYOUT AND DESIGN. THE AVERAGE SIZE OF THE COMPANY'S STORES IS APPROXIMATELY 4,200 SQUARE FEET. THE COMPANY HAS DEVELOPED AND IMPLEMENTED A SMALLER AND MORE EFFICIENT NEW STORE PROTOTYPE, WHICH IS APPROXIMATELY 2,800 SQUARE FEET IN SIZE. THIS NEW STORE PROTOTYPE TYPICALLY HAS APPROXIMATELY 450 SQUARE FEET DEDICATED TO THE IN-HOUSE LENS PROCESSING AREA AND 1,750 SQUARE FEET DEVOTED TO PRODUCT DISPLAY AND FITTING AREAS. THE OD'S OFFICE IS GENERALLY 1,300 SQUARE FEET AND IS, DEPENDING ON STATE REGULATION, EITHER WITHIN OR ADJACENT TO THE STORE. EACH STORE FOLLOWS A UNIFORM MERCHANDISE LAYOUT PLAN, WHICH IS DESIGNED TO EMPHASIZE FASHION, INVITE CUSTOMER BROWSING AND ENHANCE THE CUSTOMER'S SHOPPING EXPERIENCE. FRAMES ARE DISPLAYED IN SELF-SERVE CASES ALONG THE WALLS AND ON TABLETOPS LOCATED THROUGHOUT THE STORE AND ARE ORGANIZED

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

     IN-HOUSE LENS PROCESSING. THE COMPANY'S SUPERSTORES HAVE AN ON-SITE LENS-PROCESSING LABORATORY OF APPROXIMATELY 450 SQUARE FEET IN WHICH MOST PRESCRIPTIONS CAN BE PREPARED IN ONE HOUR OR LESS. LENS PROCESSING INVOLVES GRINDING, COATING AND EDGING LENSES. SOME STORES UTILIZE THE COMPANY'S MAIN LABORATORY IN SAN ANTONIO, TEXAS, WHICH HAS A TYPICAL TURNAROUND OF TWO TO FOUR DAYS AND ALSO HANDLES UNUSUAL OR DIFFICULT PRESCRIPTIONS.

     ON-SITE OPTOMETRIST. ADJACENT TO OR WITHIN MOST OF THE STORES IS AN OD WHO PERFORMS EYE EXAMINATIONS AND IN SOME CASES DISPENSES CONTACT LENSES. THE ODS GENERALLY HAVE THE SAME OPERATING HOURS AS THE COMPANY'S ADJACENT STORES. THE ODS OFFER CUSTOMERS CONVENIENT EYE EXAMS AND PROVIDE A CONSISTENT SOURCE OF OPTICAL RETAIL CUSTOMERS. IN THE COMPANY'S EXPERIENCE, OVER 80% OF SUCH ODS' REGULAR EYE EXAM PATIENTS PURCHASE EYEWEAR FROM THE ADJACENT OPTICAL RETAIL STORE. IN ADDITION, THE COMPANY BELIEVES PROFICIENT ODS HELP TO GENERATE REPEAT CUSTOMERS AND REINFORCE THE QUALITY AND PROFESSIONALISM OF EACH STORE. DUE TO THE VARIOUS APPLICABLE STATE REGULATIONS, THE COMPANY HAS A VARIETY OF OPERATING STRUCTURES.

- AT 234 OF THE COMPANY'S STORES, THE ODS ARE INDEPENDENT OPTOMETRISTS (THE "INDEPENDENT ODS"), WHO LEASE SPACE WITHIN OR ADJACENT TO EACH STORE. AT EIGHTEEN OF THE COMPANY'S STORES, THE INDEPENDENT OD OWNS THE PROFESSIONAL EYE EXAM PRACTICE AND THE COMPANY PROVIDES MANAGEMENT SERVICES TO THE STORES UNDER BUSINESS MANAGEMENT AGREEMENTS. THESE ODS ARE INDEPENDENT AND THE COMPANY CANNOT EXERCISE ANY CONTROL OVER SUCH INDEPENDENT ODS. MOST OF THESE ODS PAY THE COMPANY MONTHLY RENT CONSISTING OF A PERCENTAGE OF GROSS RECEIPTS, BASE RENTAL OR A COMBINATION OF BOTH.

-     AT  FORTY-SIX  OF  THE  COMPANY'S  STORES,  THE  ODS  ARE EMPLOYEES OF THE
COMPANY.

- SIXTY-FOUR OF THE COMPANY'S STORES ARE OWNED BY A PROFESSIONAL CORPORATION OR OTHER ENTITY CONTROLLED BY AN OD (THE "OD PC"). THE OD PC OWNS BOTH THE OPTICAL DISPENSARY AND THE PROFESSIONAL EYE EXAMINATION PRACTICE. THE OD PC EMPLOYS THE ODS AND THE COMPANY (THROUGH ITS SUBSIDIARIES) PROVIDES MANAGEMENT SERVICES TO THESE STORES (INCLUDING THE DISPENSARY AND THE PROFESSIONAL PRACTICE) UNDER BUSINESS MANAGEMENT AGREEMENTS. AT MOST OF THESE LOCATIONS, THE COMPANY (THROUGH ITS SUBSIDIARIES) PROVIDES A TURNKEY OPERATION, PROVIDING THE LEASED PREMISES, EMPLOYEES (OTHER THAN THE ODS), FURNITURE, FIXTURES AND EQUIPMENT. IN ADDITION, THE COMPANY HAS AN OPTION TO DESIGNATE ANOTHER OD TO PURCHASE THE OD PC (OR ITS ASSETS) AT AN AGREED UPON CALCULATION TO DETERMINE THE PURCHASE PRICE. AT DECEMBER 28, 2002, THESE PRICES RANGE FROM $3.0 MILLION TO $5.0 MILLION IN THE AGGREGATE. UNDER THE APPLICABLE OPTOMETRIC AND OTHER LAWS AND REGULATIONS, THE COMPANY IS NOT PERMITTED TO CONTROL THE PROFESSIONAL PRACTICE OF THE OD PC (E.G., SCHEDULING, EMPLOYMENT OF OPTOMETRISTS, PROTOCOLS, EXAMINATION FEES AND OTHER MATTERS REQUIRING THE PROFESSIONAL JUDGMENT OF THE OD). THE MANAGEMENT AGREEMENTS SPECIFICALLY PROHIBIT THE COMPANY FROM

ENGAGING IN ACTIVITIES THAT WOULD CONSTITUTE CONTROLLING THE OD PC'S PRACTICE AND RESERVE SUCH RIGHTS AND DUTIES FOR THE OD PC.

     INDEPENDENT ODS WHO LEASE SPACE ADJACENT TO OR WITHIN A COMPANY-OWNED STORE REPRESENT APPROXIMATELY 62% OF THE ODS, APPROXIMATELY 24% OF THE ODS ARE EMPLOYED BY THE OD PCS AND THE REMAINING 14% ARE EMPLOYEES OF THE COMPANY.

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

     BREADTH AND DEPTH OF SELECTION. THE COMPANY'S STORES OFFER THE CUSTOMERS HIGH QUALITY FRAMES, LENSES, ACCESSORIES AND SUNGLASSES, INCLUDING DESIGNER AND PROPRIETARY BRAND FRAMES. FRAME ASSORTMENTS ARE TAILORED TO MATCH THE
DEMOGRAPHIC  COMPOSITION  OF  EACH  STORE'S  MARKET AREA. ON AVERAGE, EACH STORE
FEATURES BETWEEN 1,500 AND 2,000 FRAME STOCK KEEPING UNITS IN 350 TO 400 DIFFERENT STYLES OF FRAMES, REPRESENTING TWO TO THREE TIMES THE ASSORTMENT PROVIDED BY CONVENTIONAL OPTICAL RETAIL CHAINS OR INDEPENDENT OPTICAL RETAILERS. APPROXIMATELY 25% OF THE FRAMES CARRY DESIGNER NAMES SUCH AS EDDIE BAUER,
POLO/RALPH  LAUREN,  LAURA  ASHLEY,  GUESS  AND  CHAPS.  IN  FISCAL  2002, OTHER
WELL-KNOWN FRAME MANUFACTURERS SUPPLIED OVER 10% OF THE COMPANY'S FRAMES AND ABOUT 25% OF THE COMPANY'S FRAMES WERE MANUFACTURED SPECIFICALLY FOR THE COMPANY UNDER PROPRIETARY BRANDS. THE COMPANY BELIEVES THAT A BROADER SELECTION OF HIGH-QUALITY, LOWER-PRICED PROPRIETARY BRAND FRAMES ALLOW IT TO OFFER MORE VALUE TO CUSTOMERS WHILE IMPROVING THE COMPANY'S GROSS MARGIN. IN 2002, MANAGEMENT IMPLEMENTED A VALUE-ORIENTED FORMAT IN VARIOUS MARKETS BASED UPON LOCAL MARKET DEMOGRAPHICS. THIS VALUE FORMAT INVOLVES LOWER RETAIL PRICE, HIGHER MARGIN PRODUCTS AND AN INCREASE TO APPROXIMATELY 500 VALUE FRAMES FROM APPROXIMATELY 250 VALUE FRAMES IN OTHER STORES. THE COMPANY PLANS TO CONTINUE IMPLEMENTING THIS STRATEGY DURING 2003. IN ADDITION, THE COMPANY ALSO OFFERS CUSTOMERS A WIDE VARIETY OF VALUE-ADDED EYEWEAR FEATURES AND SERVICES ON WHICH IT REALIZES A HIGHER GROSS MARGIN. THESE INCLUDE THINNER AND LIGHTER LENSES, PROGRESSIVE LENSES AND CUSTOM LENS FEATURES, SUCH AS

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

     PRODUCT DISPLAY. THE COMPANY EMPLOYS AN "EASY-TO-SHOP" STORE LAYOUT. MERCHANDISE IN EACH STORE IS ORGANIZED BY GENDER SUITABILITY, FRAME STYLE AND BRAND. SALES PERSONNEL ARE TRAINED TO ASSIST CUSTOMERS IN SELECTING FRAMES WHICH COMPLEMENT AN INDIVIDUAL'S ATTRIBUTES SUCH AS FACIAL FEATURES, FACE SHAPE AND SKIN TONE. SEE "STORE LAYOUT AND DESIGN." IN-STORE DISPLAYS FOCUS CUSTOMER ATTENTION ON PREMIUM PRICED PRODUCTS, SUCH AS DESIGNER FRAMES AND THINNER AND LIGHTER LENSES.

MARKETING

     THE COMPANY ACTIVELY SUPPORTS ITS STORES BY AGGRESSIVE LOCAL ADVERTISING IN INDIVIDUAL GEOGRAPHICAL MARKETS. ADVERTISING EXPENDITURES TOTALED $30.6 MILLION, OR 8.4% OF NET REVENUES, IN FISCAL 2002. THE COMPANY UTILIZES A VARIETY OF ADVERTISING MEDIA AND PROMOTIONS IN ORDER TO ESTABLISH THE COMPANY'S IMAGE AS A HIGH QUALITY, COST COMPETITIVE EYEWEAR PROVIDER WITH A BROAD PRODUCT OFFERING. THE COMPANY'S BRAND POSITIONING IS SUPPORTED BY A MARKETING CAMPAIGN WHICH FEATURES THE PHRASE "SEE BETTER, LOOK BETTER." IN ADDITION, THE COMPANY BELIEVES THAT ITS STRATEGY OF CLUSTERING STORES IN EACH TARGETED MARKET AREA MAXIMIZES THE BENEFIT OF ITS ADVERTISING EXPENDITURES. AS MANAGED VISION CARE BECOMES A
LARGER  PART  OF  THE  COMPANY'S  BUSINESS IN CERTAIN LOCAL MARKETS, ADVERTISING
EXPENDITURES AS A PERCENTAGE OF SALES ARE LIKELY TO DECREASE IN THOSE MARKETS, SINCE MANAGED VISION CARE PROGRAMS TEND TO REDUCE THE NEED FOR MARKETING EXPENDITURES TO ATTRACT CUSTOMERS TO THE COMPANY'S STORES.

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

VENDORS

     THE COMPANY PURCHASES A MAJORITY OF ITS LENSES FROM THREE PRINCIPAL VENDORS AND PURCHASES FRAMES FROM OVER TWENTY DIFFERENT VENDORS. IN FISCAL 2002, FOUR VENDORS COLLECTIVELY SUPPLIED APPROXIMATELY 60.5% OF THE FRAMES PURCHASED BY THE COMPANY. ONE VENDOR SUPPLIED OVER 46.8% OF THE COMPANY'S LENS MATERIALS DURING THE SAME PERIOD. THE COMPANY HAS CONSOLIDATED ITS VENDORS TO DEVELOP STRATEGIC RELATIONSHIPS RESULTING IN IMPROVED SERVICE AND PAYMENT TERMS. WHILE SUCH VENDORS SUPPLIED A SIGNIFICANT SHARE OF THE LENSES USED BY THE COMPANY, LENSES ARE A GENERIC PRODUCT AND CAN BE PURCHASED FROM A NUMBER OF OTHER VENDORS ON COMPARABLE TERMS. MANAGEMENT OF THE COMPANY THEREFORE DOES NOT BELIEVE THAT IT IS DEPENDENT ON SUCH VENDORS OR ANY OTHER SINGLE VENDOR FOR FRAMES OR LENSES. MANAGEMENT OF THE COMPANY BELIEVES THAT ITS RELATIONSHIPS WITH ITS EXISTING VENDORS ARE SATISFACTORY. MANAGEMENT OF THE COMPANY BELIEVES THAT SIGNIFICANT DISRUPTION IN THE DELIVERY OF MERCHANDISE FROM ONE OR MORE OF ITS CURRENT PRINCIPAL VENDORS WOULD NOT HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S OPERATIONS BECAUSE MULTIPLE VENDORS EXIST FOR ALL OF THE COMPANY'S PRODUCTS.

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

     WHILE MANAGEMENT CONTINUES TO PURSUE MANAGED VISION CARE RELATIONSHIPS, REVENUES FROM MANAGED VISION CARE REMAINED CONSISTENT FROM FISCAL 2001 TO FISCAL 2002 (AND DECREASED AS A PERCENTAGE OF REVENUES), MOSTLY DUE TO THE COMPANY'S AGGRESSIVE IN-STORE PROMOTIONAL OFFERS. AS OF DECEMBER 28, 2002, RETAIL SALES ARISING FROM MANAGED VISION CARE PLANS TOTALED 39.4% OF OPTICAL SALES FOR FISCAL 2002, COMPARED TO 42.4% OF OPTICAL SALES FOR FISCAL 2001. MANAGEMENT HAS MADE A STRATEGIC DECISION TO PURSUE FUNDED MANAGED VISION CARE RELATIONSHIPS IN ORDER TO HELP THE COMPANY'S RETAIL BUSINESS GROW. DISCOUNT MANAGED CARE PROGRAMS WILL PLAY A LESS SIGNIFICANT ROLE AS THE VALUE RETAIL OFFER BECOMES MORE DEVELOPED THROUGHOUT THE COMPANY'S STORES. THE PERCENT OF PENETRATION SHOULD NORMALIZE AT 35% AS THE TRANSITION TO FUNDED PROGRAMS MATERIALIZES AND THE RETAIL OFFER REPLACES DISCOUNT ACTIVITY. AS PART OF ITS ONGOING EFFORT TO DEVELOP ITS MANAGED VISION CARE BUSINESS, THE COMPANY HAS (I) IMPLEMENTED DIRECT MARKETING PROGRAMS AND INFORMATION SYSTEMS NECESSARY TO COMPETE FOR MANAGED VISION CARE RELATIONSHIPS WITH LARGE EMPLOYERS, GROUPS OF EMPLOYERS AND OTHER THIRD PARTY PAYORS, (II) DEVELOPED SIGNIFICANT RELATIONSHIPS WITH INSURANCE COMPANIES, WHICH HAVE STRENGTHENED THE COMPANY'S ABILITY TO SECURE MANAGED VISION CARE RELATIONSHIPS, AND (III) BEEN ASKED TO PARTICIPATE ON NUMEROUS REGIONAL AND NATIONAL MANAGED VISION CARE PANELS.

     MANAGEMENT BELIEVES THAT THE ROLE OF MANAGED VISION CARE WILL CONTINUE TO BENEFIT THE COMPANY AND OTHER LARGE RETAIL OPTICAL CHAINS. MANAGED VISION CARE IS LIKELY TO ACCELERATE INDUSTRY CONSOLIDATION AS PAYORS LOOK TO CONTRACT WITH LARGE RETAIL OPTICAL CHAINS THAT DELIVER SUPERIOR CUSTOMER SERVICE, HAVE STRONG LOCAL BRAND AWARENESS, OFFER COMPETITIVE PRICES, PROVIDE MULTIPLE CONVENIENT LOCATIONS AND CONVENIENT HOURS OF OPERATION, AND POSSESS SOPHISTICATED INFORMATION MANAGEMENT AND BILLING SYSTEMS. LARGE OPTICAL RETAIL CHAINS ARE LIKELY TO BE THE GREATEST BENEFICIARIES OF THIS TREND AS INDEPENDENT PRACTITIONERS DO NOT SATISFY THE SCALE REQUIREMENTS OF MANAGED VISION CARE PROGRAMS AND MASS MERCHANDISERS' "EVERY DAY LOW PRICE" STRATEGY IS GENERALLY INCOMPATIBLE WITH THE PRICE STRUCTURE REQUIRED BY THE MANAGED VISION CARE MODEL. MOST MANAGED VISION CARE CONTRACTS RENEW ANNUALLY AND CERTAIN RELATIONSHIPS ARE NOT EVIDENCED BY CONTRACTS. THE NON-RENEWAL OR TERMINATION OF A MATERIAL CONTRACT OR RELATIONSHIP COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

GOVERNMENT  REGULATION

     THE COMPANY HAS SEVERAL OPERATING STRUCTURES TO ADDRESS REGULATORY ISSUES. AT 252 OF THE COMPANY'S STORES, THE COMPANY OR ITS LANDLORD LEASES A PORTION OF THE STORE OR ADJACENT SPACE TO INDEPENDENT ODS. AT FORTY-SIX OF THE STORES, THE COMPANY EMPLOYS THE OPTOMETRIST. THE AVAILABILITY OF SUCH PROFESSIONAL SERVICES INSIDE OR ADJACENT TO THE COMPANY'S STORES IS CRITICAL TO THE COMPANY'S
MARKETING STRATEGY. AT SIXTY-FOUR OF THE STORES, TO ADDRESS AND COMPLY WITH CERTAIN REGULATORY RESTRICTIONS, THE OD PCS OWN THE STORES (INCLUDING THE PRACTICE AND THE OPTICAL DISPENSARY) AND THE COMPANY (THROUGH ITS SUBSIDIARIES) PROVIDES CERTAIN MANAGEMENT SERVICES SUCH AS ACCOUNTING, HUMAN RESOURCES, MARKETING AND INFORMATION SERVICES FOR AN AGREED UPON FEE

PURSUANT TO LONG-TERM MANAGEMENT AGREEMENTS. THE OD PCS EMPLOY THE ODS. SEE "-GENERAL - ON-SITE OPTOMETRIST."

     THE DELIVERY OF HEALTH CARE, INCLUDING THE RELATIONSHIPS AMONG HEALTH CARE PROVIDERS SUCH AS OPTOMETRISTS AND SUPPLIERS (E.G., PROVIDERS OF EYEWEAR), IS SUBJECT TO EXTENSIVE FEDERAL AND STATE REGULATION. THE LAWS OF MOST STATES PROHIBIT BUSINESS CORPORATIONS SUCH AS THE COMPANY FROM PRACTICING OPTOMETRY OR EXERCISING CONTROL OVER THE MEDICAL JUDGMENTS OR DECISIONS OF OPTOMETRISTS AND FROM ENGAGING IN CERTAIN FINANCIAL ARRANGEMENTS, SUCH AS REFERRAL FEES OR FEE-SPLITTING WITH OPTOMETRISTS.

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

     THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 ("HIPAA") COVERS A VARIETY OF SUBJECTS WHICH WILL IMPACT THE COMPANY'S BUSINESSES AND THE BUSINESS OF THE ODS. SOME OF THOSE AREAS INCLUDE THE PRIVACY OF PATIENT HEALTH CARE INFORMATION, THE SECURITY OF SUCH INFORMATION AND THE STANDARDIZATION OF ELECTRONIC DATA TRANSACTIONS FOR PURPOSES OF MEDICAL BILLING. THE DEPARTMENT OF HEALTH AND HUMAN SERVICES HAS PROMULGATED HIPAA REGULATIONS WHICH WILL BECOME EFFECTIVE DURING 2003. THE COMPANY HAS DEVOTED RESOURCES TO IMPLEMENT

OPERATING PROCEDURES WITHIN THE STORES AND THE CORPORATE OFFICE TO ENSURE COMPLIANCE WITH THE HIPAA REGULATIONS.

     MANAGEMENT OF THE COMPANY BELIEVES THE COMPANY IS CURRENTLY IN MATERIAL COMPLIANCE WITH ALL OF THE FOREGOING LAWS AND NO DETERMINATION OF ANY VIOLATION IN ANY STATE HAS BEEN MADE WITH RESPECT TO THE FOREGOING LAWS. SUCH EXCLUSIONS AND PENALTIES, IF APPLIED TO THE COMPANY, OR A DETERMINATION THAT THE COMPANY OR ANY OF THE ODS OR THE OD PCS IS NOT IN COMPLIANCE WITH SUCH LAWS, COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.


TRADEMARK  AND  TRADE  NAMES

     THE COMPANY'S STORES OPERATE UNDER THE TRADE NAMES "EYEMASTERS," "BINYON'S," "VISIONWORKS," "HOUR EYES," "DR. BIZER'S VISIONWORLD", "DR. BIZER'S VALUVISION," "DOCTOR'S VALUVISION," "STEIN OPTICAL," "VISION WORLD," "DOCTOR'S VISIONWORKS" AND "EYE DRX." IN ADDITION, "SLIMLITE" IS THE COMPANY'S TRADEMARK FOR ITS LINE OF LIGHTWEIGHT PLASTIC LENSES.

EMPLOYEES

     AS OF DECEMBER 28, 2002, THE COMPANY EMPLOYED APPROXIMATELY 4,100 EMPLOYEES. APPROXIMATELY 58 HOURLY PAID WORKERS IN THE EYE DRX STORES ARE
AFFILIATED WITH THE INTERNATIONAL UNION, UNITED AUTOMOBILE, AEROSPACE AND AGRICULTURAL IMPLEMENT WORKERS OF AMERICA, WITH WHICH THE COMPANY HAS A CONTRACT EXTENDING THROUGH NOVEMBER 30, 2003. THE COMPANY CONSIDERS ITS RELATIONS WITH ITS EMPLOYEES TO BE GOOD.

THE  RECAPITALIZATION

     ON MARCH 6, 1998, ECCA MERGER CORP. ("MERGER CORP."), A DELAWARE CORPORATION FORMED BY THOMAS H. LEE COMPANY ("THL CO."), AND THE COMPANY ENTERED INTO A RECAPITALIZATION AGREEMENT (THE "RECAPITALIZATION AGREEMENT") PROVIDING FOR, AMONG OTHER THINGS, THE MERGER OF SUCH CORPORATION WITH AND INTO THE COMPANY (THE "MERGER" AND, TOGETHER WITH THE FINANCING OF THE RECAPITALIZATION AND RELATED TRANSACTIONS, THE "RECAPITALIZATION"). UPON CONSUMMATION OF THE
RECAPITALIZATION ON APRIL 24, 1998, THOMAS H. LEE EQUITY FUND IV, L.P. ("THL FUND IV") AND OTHER AFFILIATES OF THL CO. (COLLECTIVELY WITH THL FUND IV AND THL CO., "THL") OWNED APPROXIMATELY 89.7% OF THE ISSUED AND OUTSTANDING SHARES OF COMMON STOCK OF THE COMPANY ("COMMON STOCK"), EXISTING SHAREHOLDERS (INCLUDING MANAGEMENT) OF THE COMPANY RETAINED APPROXIMATELY 7.3% OF THE ISSUED AND OUTSTANDING COMMON STOCK AND MANAGEMENT PURCHASED ADDITIONAL SHARES REPRESENTING APPROXIMATELY 3.0% OF THE ISSUED AND OUTSTANDING COMMON STOCK. THE TOTAL TRANSACTION VALUE OF THE RECAPITALIZATION WAS APPROXIMATELY $323.8 MILLION, INCLUDING RELATED FEES AND EXPENSES, AND THE IMPLIED TOTAL EQUITY VALUE OF THE COMPANY FOLLOWING THE RECAPITALIZATION WAS APPROXIMATELY $107.3 MILLION.

INDUSTRY

     OVERVIEW. OPTICAL RETAIL SALES IN THE UNITED STATES TOTALED $16.2 BILLION IN 2002, ACCORDING TO INDUSTRY SOURCES. THE OPTICAL RETAIL MARKET HAS GROWN EACH YEAR AT AN AVERAGE ANNUAL RATE OF

APPROXIMATELY 5% FROM 1991 TO 1997. DURING 1998 THROUGH 2000, THE AVERAGE ANNUAL GROWTH RATE DECREASED TO APPROXIMATELY 2%. IN 2001, THE OPTICAL RETAIL MARKET DECLINED 4% AND THE 2% GROWTH RATE RETURNED IN 2002. A LEADING INDUSTRY PUBLICATION PROJECTS OPTICAL RETAIL CHAINS WILL HAVE ONLY A 1.7% INCREASE IN GROWTH AND A 2.5% OVERALL GROWTH RATE IN THE OPTICAL INDUSTRY IN 2003.

THE FOLLOWING CHART SETS FORTH EXPENDITURES (BASED UPON PRODUCTS SOLD) IN THE OPTICAL RETAIL MARKET OVER THE PAST NINE YEARS ACCORDING TO A LEADING INDUSTRY PUBLICATION.



                         U.S. OPTICAL RETAIL SALES BY SECTOR 1993 2002
                                     (DOLLARS IN BILLIONS)

                                                                                         2002
                    1993   1994   1995   1996   1997   1998   1999   2000   2001   2002  SHARE
                   -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  ------

LENSES/TREATMENTS  $ 6.0  $ 6.5  $ 6.8  $ 7.2  $ 7.6  $ 7.9  $ 8.0  $ 8.3  $ 8.1  $ 8.5   52.5%
FRAMES. . . . . .    4.1    4.1    4.4    4.6    5.0    5.2    5.3    5.5    5.2    5.2   32.1%
SUNGLASSES. . . .    0.5    0.5    0.7    0.8    0.9    0.8    0.7    0.7    0.6    0.6    3.7%
CONTACT LENSES. .    1.7    1.8    1.9    1.9    1.9    1.9    2.0    2.0    2.0    1.9   11.7%
                   -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  ------
                   $12.3  $12.9  $13.8  $14.5  $15.4  $15.8  $16.0  $16.5  $15.9  $16.2  100.0%
                   =====  =====  =====  =====  =====  =====  =====  =====  =====  =====  ======

     DISTRIBUTION. EYE CARE SERVICES IN THE UNITED STATES ARE DELIVERED BY LOCAL PROVIDERS CONSISTING OF APPROXIMATELY 65,000 OPTICIANS, 31,000 OPTOMETRISTS AND 16,500 OPHTHALMOLOGISTS. THE OPTICAL RETAIL INDUSTRY IN THE UNITED STATES IS HIGHLY FRAGMENTED AND CONSISTS OF (I) INDEPENDENT PRACTITIONERS (INCLUDING OPTICIANS, OPTOMETRISTS AND OPHTHALMOLOGISTS) WHO OPERATE AN OPTICAL DISPENSARY WITHIN THEIR PRACTICE, (II) OPTICAL RETAIL CHAINS AND (III) WAREHOUSE CLUBS AND MASS MERCHANDISERS. IN 2002, OPTICAL RETAIL CHAINS ACCOUNTED FOR APPROXIMATELY 40.1% OF THE TOTAL MARKET, WHILE INDEPENDENT PRACTITIONERS COMPRISED APPROXIMATELY 57.3% AND OTHER DISTRIBUTION CHANNELS REPRESENTED APPROXIMATELY 2.6%. OPTICAL RETAIL CHAINS HAVE BEGUN CONSOLIDATING THE OPTICAL RETAIL MARKET, RESULTING IN A DECREASED MARKET SHARE FOR INDEPENDENT PRACTITIONERS. INDEPENDENT PRACTITIONERS' MARKET SHARE DROPPED FROM 63.0% TO 57.3% BETWEEN 1996 AND 2002,
WHILE OPTICAL RETAIL CHAINS' MARKET SHARE INCREASED OVER THE SAME PERIOD FROM 31.3% TO 40.1%.

     INDEPENDENT PRACTITIONERS. IN 2002, INDEPENDENT PRACTITIONERS REPRESENTED $9.3 BILLION OF EYEWEAR RETAIL SALES, OR 57.3% OF THE INDUSTRY'S TOTAL OPTICAL RETAIL SALES VOLUME OF $16.2 BILLION. INDEPENDENT PRACTITIONERS TYPICALLY CANNOT PROVIDE QUICK TURNAROUND OF EYEGLASSES BECAUSE THEY DO NOT HAVE LABORATORIES ON SITE AND GENERALLY CHARGE HIGHER PRICES THAN OTHER COMPETITORS. MOREOVER, THEIR EYEWEAR PRODUCT ASSORTMENT IS USUALLY NARROW, ALTHOUGH A GROWING PORTION INCLUDES SOME DESIGNER OR BRANDED PRODUCTS. PRIOR TO 1974, INDEPENDENT PRACTITIONERS BENEFITED FROM REGULATORY AND OTHER FACTORS WHICH INHIBITED COMMERCIAL RETAILING OF PRESCRIPTION EYEWEAR. IN 1974, THE FEDERAL TRADE COMMISSION BEGAN REQUIRING DOCTORS TO PROVIDE THEIR PATIENTS WITH COPIES OF THEIR PRESCRIPTIONS, ENABLING SOPHISTICATED RETAILERS TO IMPLEMENT RETAIL MARKETING CONCEPTS WHICH RESULTED IN A MORE COMPETITIVE MARKETPLACE. INDEPENDENT PRACTITIONERS' MARKET SHARE HAS DECLINED FROM APPROXIMATELY 100% IN 1974 TO 57.3% IN 2002, DROPPING 8% FROM 1996 TO 2002. FOR THE REASONS SET FORTH ABOVE, MANAGEMENT BELIEVES THAT INDEPENDENT PRACTITIONERS

WILL  CONTINUE  TO  LOSE  MARKET  SHARE  OVER  THE  NEXT  SEVERAL  YEARS.

     CHAINS. OPTICAL RETAIL CHAINS, WAREHOUSE CLUBS AND MASS MERCHANDISERS REPRESENTED 40.1% OF THE TOTAL OPTICAL RETAIL MARKET IN 2002.

     OPTICAL RETAIL CHAINS. OVER THE PAST FOUR YEARS, THE TOP ONE HUNDRED OPTICAL RETAIL CHAINS (IN TERMS OF NET REVENUES) HAVE GROWN AT A RATE FASTER THAN THE OVERALL MARKET. OPTICAL RETAIL CHAINS INCLUDE BOTH SUPERSTORES AND CONVENTIONAL OPTICAL STORES. OPTICAL RETAIL CHAINS OFFER QUALITY SERVICE PROVIDED BY ON-SITE OPTOMETRISTS AND ALSO CARRY A WIDE PRODUCT LINE, EMPHASIZING THE FASHION ELEMENT OF EYEWEAR, ALTHOUGH LOWER-PRICED LENSES AND FRAMES ARE ALSO AVAILABLE. IN ADDITION, THE OPTICAL RETAIL CHAINS, PARTICULARLY THE SUPERSTORES, ARE GENERALLY ABLE TO OFFER BETTER VALUE AND SERVICE THROUGH A REDUCED COST STRUCTURE, SOPHISTICATED MERCHANDISING AND DISPLAYS, ECONOMIES OF SCALE AND GREATER VOLUME. FURTHERMORE, THEY CAN GENERATE GREATER MARKET AWARENESS THAN THE FRAGMENTED INDEPENDENT PRACTITIONERS BECAUSE OPTICAL RETAIL CHAINS USUALLY INVEST MORE IN ADVERTISING AND PROMOTIONS. MANAGEMENT BELIEVES THAT LARGE OPTICAL CHAINS ARE BEST POSITIONED TO BENEFIT FROM INDUSTRY CONSOLIDATION TRENDS INCLUDING THE GROWTH IN MANAGED VISION CARE. SEE DISCUSSION UNDER "MANAGED VISION CARE."

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

     OTHER.  OTHER  PARTICIPANTS  IN  THE OPTICAL RETAIL MARKET INCLUDE HMOS AND
SCHOOL-CONTROLLED DISPENSARIES. IN 2002, OTHER PARTICIPANTS REPRESENTED APPROXIMATELY 2.6% OF THE TOTAL OPTICAL RETAIL MARKET.

     TRENDS. MANAGEMENT BELIEVES THAT THE OPTICAL RETAIL MARKET IS BEING DRIVEN BY THE FOLLOWING TRENDS:

- DEMOGRAPHICS. APPROXIMATELY 60% OF THE U.S. POPULATION, OR 160 MILLION INDIVIDUALS, AND NEARLY 95% OF PEOPLE OVER THE AGE OF FORTY-FIVE, REQUIRE SOME FORM OF CORRECTIVE EYEWEAR. IN ADDITION TO THEIR HIGHER UTILIZATION OF CORRECTIVE EYEWEAR, THE OVER FORTY-FIVE SEGMENT SPENDS MORE PER PAIR OF GLASSES PURCHASED DUE TO THEIR NEED FOR PREMIUM PRICED PRODUCTS LIKE BIFOCALS AND PROGRESSIVE LENSES AND THEIR GENERALLY HIGHER LEVELS OF DISCRETIONARY INCOME. IN 1996, THE OVER FORTY-FIVE SEGMENT REPRESENTED 58% OF RETAIL OPTICAL SPENDING DESPITE REPRESENTING JUST 33% OF THE U.S. POPULATION. AS THE "BABY BOOM" GENERATION AGES AND LIFE EXPECTANCIES INCREASE, MANAGEMENT BELIEVES THAT THIS DEMOGRAPHIC TREND IS LIKELY TO INCREASE THE NUMBER OF EYEWEAR CUSTOMERS AND THE AVERAGE PRICE PER PURCHASE.

     - INCREASING ROLE OF MANAGED VISION CARE. MANAGEMENT BELIEVES THAT OPTICAL RETAIL SALES THROUGH MANAGED VISION CARE PROGRAMS, WHICH WERE APPROXIMATELY $5.8 BILLION

(OR APPROXIMATELY 35% OF THE MARKET) IN 2000, WILL CONTINUE TO INCREASE OVER THE NEXT SEVERAL YEARS. MANAGED VISION CARE, INCLUDING THE BENEFITS OF ROUTINE ANNUAL EYE EXAMINATIONS AND EYEWEAR DISCOUNTS, IS BEING UTILIZED BY A GROWING NUMBER OF MANAGED VISION CARE PARTICIPANTS. SINCE REGULAR EYE EXAMINATIONS MAY ASSIST IN THE IDENTIFICATION AND PREVENTION OF MORE SERIOUS CONDITIONS, MANAGED VISION CARE PROGRAMS ENCOURAGE MEMBERS TO HAVE THEIR EYES EXAMINED MORE REGULARLY, WHICH IN TURN TYPICALLY RESULTS IN MORE FREQUENT EYEWEAR REPLACEMENT. MANAGEMENT BELIEVES THAT LARGE OPTICAL RETAIL CHAINS ARE LIKELY TO BE THE GREATEST BENEFICIARIES OF THIS TREND AS PAYORS LOOK TO CONTRACT WITH CHAINS THAT DELIVER SUPERIOR CUSTOMER SERVICE, HAVE STRONG LOCAL BRAND AWARENESS, OFFER COMPETITIVE PRICES, PROVIDE MULTIPLE CONVENIENT LOCATIONS AND FLEXIBLE HOURS OF OPERATION, AND POSSESS SOPHISTICATED INFORMATION MANAGEMENT AND BILLING SYSTEMS.

- CONSOLIDATION. ALTHOUGH THE OPTICAL RETAIL MARKET IN THE UNITED STATES IS HIGHLY FRAGMENTED, THE INDUSTRY HAS EXPERIENCED CONSOLIDATION THROUGH MERGERS AND ACQUISITIONS AS WELL AS SHIFTING MARKET SHARE. IN 2000, THE TOP TEN OPTICAL RETAIL CHAINS REPRESENTED APPROXIMATELY 24.5% OF THE TOTAL OPTICAL MARKET AS COMPARED TO 18.0% IN 1998. THE REMAINDER OF THE MARKET INCLUDED INDEPENDENT PRACTITIONERS, SMALLER CHAINS, WAREHOUSE CLUBS AND MASS MERCHANDISERS. INDEPENDENT PRACTITIONERS' MARKET SHARE DROPPED FROM 63.0% TO 57.3% BETWEEN 1996 AND 2002, WHILE OPTICAL RETAIL CHAINS' MARKET SHARE INCREASED OVER THE SAME PERIOD FROM 31.3% TO 40.1%. MANAGEMENT BELIEVES THAT THE LARGE OPTICAL RETAIL
CHAINS ARE BETTER POSITIONED THAN MASS MERCHANDISERS AND WAREHOUSE CLUBS TO BENEFIT FROM THIS CONSOLIDATION TREND AND THAT SUCH CHAINS WILL CONTINUE TO GAIN MARKET SHARE FROM THE INDEPENDENT PRACTITIONERS OVER THE NEXT SEVERAL YEARS.

- NEW PRODUCT INNOVATIONS. SINCE THE LATE 1980'S, SEVERAL TECHNOLOGICAL INNOVATIONS HAVE LED TO THE INTRODUCTION OF NEW OPTICAL LENSES AND LENS TREATMENTS, INCLUDING PROGRESSIVE ADDITION LENSES (NO-LINE BIFOCALS), HIGH-INDEX AND ASPHERIC LENSES (THINNER AND LIGHTER LENSES), POLYCARBONATE LENSES (SHATTER RESISTANT) AND ANTI-REFLECTIVE COATINGS. THESE INNOVATIVE PRODUCTS ARE POPULAR AMONG CONSUMERS, GENERALLY COMMAND PREMIUM PRICES, AND YIELD HIGHER MARGINS THAN TRADITIONAL LENSES. THE AVERAGE RETAIL PRICE FOR ALL LENSES AND LENS TREATMENTS HAS INCREASED FROM $88 TO $106 BETWEEN 1995 AND 2001, REFLECTING, IN PART, THE RISING POPULARITY OF THESE PRODUCTS. SIMILARLY, DURING THE SAME PERIOD, THE AVERAGE RETAIL PRICE FOR EYEGLASS FRAMES HAS INCREASED FROM $57 TO $82, DUE IN LARGE PART TO BOTH TECHNOLOGICAL INNOVATION AND AN EVOLVING CUSTOMER PREFERENCE FOR HIGHER PRICED, BRANDED FRAMES. THE 1995 TO 2000 HISTORICAL AVERAGE GROWTH RATES FOR LENSES AND FRAMES WERE 5% AND 12%, RESPECTIVELY, WHILE THE 2001 AVERAGE GROWTH RATES WERE 1%. THE 2002 AVERAGE GROWTH RATE FOR LENSES RETURNED TO 5% WHILE FRAMES EXPERIENCED NO GROWTH. MANAGEMENT BELIEVES THIS DECLINE IN THE GROWTH RATE IS MORE RELATED TO THE STATE OF THE ECONOMY THAN CHANGES IN CONSUMER PURCHASES.

     - LASIK SURGERY. LASER IN-SITU KERATOMILEUSIS, OR LASIK, WAS INTRODUCED IN 1996, LEADING TO A DRAMATIC INCREASE IN THE POPULARITY OF LASER VISION CORRECTION SURGERY. IN

2000, EYE CARE PROFESSIONALS PERFORMED AN ESTIMATED 1.4 MILLION LASER VISION CORRECTION SURGERY PROCEDURES IN THE U.S., REPRESENTING AN INCREASE OF 50% OVER THE APPROXIMATELY 950,000 PROCEDURES PERFORMED IN 1999. INDUSTRY FORECASTS ESTIMATE 1.1 MILLION LASER VISION CORRECTION SURGERY PROCEDURES BEING PERFORMED IN 2002. DESPITE THIS RAPID GROWTH, THE NUMBER OF VISION CORRECTION SURGERY
PATIENTS IN 1999 REPRESENTED 0.3% OF THE 161 MILLION PEOPLE WITH REFRACTIVE VISION CONDITIONS IN THE U.S. THE CONSUMER'S EVALUATION PROCESS OF LASIK SURGERY CREATES OPTIONS OTHER THAN EYEGLASSES AND CONTACTS. MANAGEMENT BELIEVES THAT THE INCREASE IN LASIK PROCEDURES, AND THE EVALUATION PROCESS BY POTENTIAL CUSTOMERS (INCLUDING BOTH INDIVIDUALS WHO UNDERGO LASIK SURGERY AND THOSE WHO DECIDE NOT TO UNDERGO LASIK SURGERY) HAS CONTRIBUTED TO THE SLOWER GROWTH RATES IN THE OPTICAL INDUSTRY SINCE 1998.

ITEM  2.  PROPERTIES

     AS OF MARCH 15, 2003, THE COMPANY OPERATED OR MANAGED 362 RETAIL LOCATIONS IN THE UNITED STATES. THE COMPANY BELIEVES ITS PROPERTIES ARE ADEQUATE AND SUITABLE FOR ITS PURPOSES. THE COMPANY LEASES ALL OF ITS RETAIL LOCATIONS, THE MAJORITY OF WHICH ARE UNDER TRIPLE NET LEASES THAT REQUIRE PAYMENT BY THE COMPANY OF ITS PRO RATA SHARE OF REAL ESTATE TAXES, UTILITIES, AND COMMON AREA MAINTENANCE CHARGES. THESE LEASES RANGE IN TERMS OF UP TO 15 YEARS. CERTAIN LEASES REQUIRE PERCENTAGE RENT BASED ON GROSS RECEIPTS IN EXCESS OF A BASE RENT. IN SUBSTANTIALLY ALL OF THE STORES THAT IT OWNS, THE COMPANY SUBLEASES (OR THE LANDLORD LEASES) A PORTION OF SUCH STORES OR AN ADJACENT SPACE TO AN INDEPENDENT OD (OR ITS WHOLLY-OWNED OPERATING ENTITY). WITH RESPECT TO THE OD PCS, THE COMPANY SUBLEASES THE ENTIRE PREMISES OF THE STORE TO THE OD PC. THE TERMS OF THESE LEASES OR SUBLEASES RANGE FROM ONE TO FIFTEEN YEARS, WITH RENTALS CONSISTING OF A PERCENTAGE OF GROSS RECEIPTS, A BASE RENTAL, OR A COMBINATION OF BOTH. THE GENERAL LOCATION AND CHARACTER OF THE COMPANY'S STORES ARE DESCRIBED IN ITEM 1 OF THIS ANNUAL REPORT.

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

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     NONE.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock, par value $.01 per share, of the Company is not traded on any established public trading market. There are 48 holders of the Common Stock. With the exception of one holder, all holders are parties to a shareholders agreement. See the discussion under the heading "Stockholders' Agreement" within "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." No dividends were paid in fiscal 2001 or 2002 and payment of dividends is restricted by the Indenture governing the Exchange Notes (as defined in Management Discussion and Analysis - Liquidity and Capital Resources).


                                         (a)                  (b)                   (c)
... . . . . . . . . . . . . . . .                   .                    .  Number of
... . . . . . . . . . . . . . . .                   .                    .  securities remaining
... . . . . . . . . . . . . . . .  Number of                             .  available for
... . . . . . . . . . . . . . . .  securities to be    Weighted-            future issuance
... . . . . . . . . . . . . . . .  issued upon         average exercise     under equity
... . . . . . . . . . . . . . . .  exercise of         price of             compensation
... . . . . . . . . . . . . . . .  outstanding         outstanding          plans (excluding
... . . . . . . . . . . . . . . .  options, warrants   options, warrants    securities reflected
... . . . . . . . . . . . . . . .  and rights          and rights           in column (a))
                                  ------------------  -------------------  ---------------------
PLAN CATEGORY

Equity compensation plans
approved by security holders . .             947,775  $              5.54                 65,065

Equity compensation plans
not approved by security holders                   -  $                 -                      -
                                  ------------------  -------------------  ---------------------

Total. . . . . . . . . . . . . .             947,775  $              5.54                 65,065

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

THE FOLLOWING TABLE SETS FORTH SELECTED FINANCIAL DATA AND OTHER OPERATING INFORMATION OF THE COMPANY. THE SELECTED FINANCIAL DATA IN THE TABLE ARE DERIVED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY. THE FOLLOWING SELECTED FINANCIAL DATA SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS, THE RELATED NOTES THERETO AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. ALL REFERENCES IN THIS ANNUAL REPORT ON FORM 10-K TO 1998 OR FISCAL 1998, 1999 OR FISCAL 1999, 2000 OR FISCAL 2000, 2001 OR FISCAL 2001 AND 2002 OR FISCAL 2002 RELATE TO THE FISCAL YEARS ENDED JANUARY 2, 1999, JANUARY 1, 2000, DECEMBER 30, 2000, DECEMBER 29, 2001 AND DECEMBER 28, 2002 RESPECTIVELY.

================================================================================




                                                     JANUARY 2,    JANUARY 1,    DECEMBER 30,    DECEMBER 29,    DECEMBER 28,
                                                        1999          2000           2000            2001            2002
                                                    ------------  ------------  --------------  --------------  --------------
STATEMENT OF OPERATIONS DATA:
NET REVENUES . . . . . . . . . . . . . . . . . . .  $   237,851   $   293,795   $     338,457   $     336,034   $     363,667
OPERATING COSTS AND EXPENSES:
   COST OF GOODS SOLD. . . . . . . . . . . . . . .       80,636        98,184         107,449         104,446         112,471
   SELLING, GENERAL AND ADMINISTRATIVE . . . . . .      132,390       170,146         204,365         203,187         213,683
   RECAPITALIZATION AND OTHER EXPENSES . . . . . .       25,803             -               -               -               -
   STORE CLOSURE EXPENSE . . . . . . . . . . . . .            -             -           3,580               -               -
   AMORTIZATION OF INTANGIBLE ASSETS . . . . . . .        3,705         5,653           9,137           8,697           1,865
                                                    ------------  ------------  --------------  --------------  --------------
   TOTAL COSTS AND EXPENSES. . . . . . . . . . . .      242,534       273,983         324,531         316,330         328,019
                                                    ------------  ------------  --------------  --------------  --------------
OPERATING INCOME (LOSS). . . . . . . . . . . . . .       (4,683)       19,812          13,926          19,704          35,648
INTEREST EXPENSE, NET. . . . . . . . . . . . . . .       19,159        24,685          28,694          27,537          21,051
IN-SUBSTANCE DEFEASED BONDS INTEREST EXPENSE, NET.        2,418             -               -               -               -
                                                    ------------  ------------  --------------  --------------  --------------
INCOME (LOSS) BEFORE INCOME TAXES. . . . . . . . .      (26,260)       (4,873)        (14,768)         (7,833)         14,597
INCOME TAX EXPENSE . . . . . . . . . . . . . . . .           13           384             766           1,239           1,258
                                                    ------------  ------------  --------------  --------------  --------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM. . . .      (26,273)       (5,257)        (15,534)         (9,072)         13,339
CUMULATIVE EFFECT OF CHANGE IN ACCT PRINCIPLE. . .            -           491               -               -               -
EXTRAORDINARY GAIN (LOSS). . . . . . . . . . . . .       (8,355)            -               -               -             904
                                                    ------------  ------------  --------------  --------------  --------------
NET INCOME (LOSS). . . . . . . . . . . . . . . . .  $   (34,628)  $    (5,748)  $     (15,534)  $      (9,072)  $      14,243
                                                    ============  ============  ==============  ==============  ==============
OTHER FINANCIAL DATA:
DEPRECIATION AND AMORTIZATION. . . . . . . . . . .  $    16,050   $    22,754   $      29,600   $      29,047   $      20,626
CAPITAL EXPENDITURES . . . . . . . . . . . . . . .       20,656        19,920          18,932          10,559          10,668
GROSS MARGIN % . . . . . . . . . . . . . . . . . .         66.1%         66.6%           68.3%           68.9%           69.1%
TOTAL ASSETS . . . . . . . . . . . . . . . . . . .  $   222,907   $   261,678   $     250,920   $     225,013   $     218,942
LONG TERM OBLIGATIONS. . . . . . . . . . . . . . .  $   248,757   $   279,480   $     285,607   $     267,903   $     254,633
RATIO OF EARNINGS TO FIXED CHARGES(B). . . . . . .        0.14X         0.85X           0.62X           0.79X           1.49X
MISCELLANEOUS DATA:
EBITDA - SEE BELOW . . . . . . . . . . . . . . . .  $    37,170   $    42,386   $      47,107   $      48,751   $      56,774
EBITDA MARGIN %. . . . . . . . . . . . . . . . . .        15.60%        14.40%          13.90%          14.51%          15.61%
COMPARABLE STORE SALES GROWTH (C). . . . . . . . .         1.10%         1.10%           0.90%          -1.40%           5.60%
END OF PERIOD STORES . . . . . . . . . . . . . . .          270           361             361             359             363
SALES PER STORE (D). . . . . . . . . . . . . . . .  $     1,007   $       987   $         940   $         935   $       1,009

EBITDA REPRESENTS CONSOLIDATED NET INCOME (LOSS) BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION AND AMORTIZATION (OTHER THAN AMORTIZATION OF STORE PRE-OPENING COSTS), RECAPITALIZATION AND OTHER EXPENSES, EXTRAORDINARY LOSS
(GAIN) AND STORE CLOSURE EXPENSE. THE COMPANY HAS INCLUDED INFORMATION CONCERNING EBITDA BECAUSE IT BELIEVES THAT EBITDA IS USED BY CERTAIN INVESTORS AS ONE MEASURE OF A COMPANY'S HISTORICAL ABILITY TO FUND OPERATIONS AND MEET ITS FINANCIAL OBLIGATIONS. EBITDA SHOULD NOT BE CONSIDERED AS AN ALTERNATIVE TO, OR MORE MEANINGFUL THAN, OPERATING INCOME (LOSS) OR NET INCOME (LOSS) IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AS AN INDICATOR OF THE COMPANY'S OPERATING PERFORMANCE OR CASH FLOW AS A MEASURE OF LIQUIDITY. ADDITIONALLY, EBITDA PRESENTED MAY NOT BE COMPARABLE TO SIMILARLY TITLED MEASURES REPORTED BY OTHER COMPANIES. THE FOLLOWING TABLE IS A RECONCILIATION OF OPERATING INCOME
(LOSS)  TO  EBITDA  FOR  EACH  OF  THE  FISCAL  PERIODS  PRESENTED:



                                                        JANUARY 2,    JANUARY 1,   DECEMBER 30,   DECEMBER 29,   DECEMBER 28,
                                                           1999          2000          2000           2001           2002
                                                       ------------  ------------  -------------  -------------  -------------
RECONCILIATION OF EBITDA TO OPERATING INCOME (LOSS):
OPERATING INCOME (LOSS) . . . . . . . . . . . . . . .  $    (4,683)  $    19,812   $      13,926  $      19,704  $      35,648
RECONCILING ITEMS:
   DEPRECIATION AND AMORTIZATION. . . . . . . . . . .       16,050        22,754          29,600         29,047         20,626
   RECAPITALIZATION AND OTHER EXPENSES. . . . . . . .       25,803             -               -              -              -
   STORE CLOSURE EXPENSE. . . . . . . . . . . . . . .            -             -           3,580              -              -
   OTHER. . . . . . . . . . . . . . . . . . . . . . .            -          (180)              -              -            500
                                                       ------------  ------------  -------------  -------------  -------------
   EBITDA . . . . . . . . . . . . . . . . . . . . . .  $    37,170   $    42,386   $      47,106  $      48,751  $      56,774
                                                       ============  ============  =============  =============  =============

(A)     ALL  DOLLARS  ARE  IN  THOUSANDS.

(B)     IN  COMPUTING  THE  RATIO  OF  EARNINGS  TO  FIXED  CHARGES,  "EARNINGS"
REPRESENTS INCOME (LOSS) BEFORE INCOME TAX EXPENSE PLUS FIXED CHARGES. "FIXED CHARGES" CONSISTS OF INTEREST, AMORTIZATION OF DEBT ISSUANCE COSTS AND A PORTION OF RENT, WHICH IS REPRESENTATIVE OF INTEREST FACTOR (APPROXIMATELY ONE-THIRD OF RENT EXPENSE).

(C) COMPARABLE STORE SALES GROWTH INCREASE IS CALCULATED COMPARING NET REVENUES FOR THE PERIOD TO NET REVENUES OF THE PRIOR PERIOD FOR ALL STORES OPEN AT LEAST TWELVE MONTHS PRIOR TO EACH SUCH PERIOD.

(D) SALES PER STORE IS CALCULATED ON A MONTHLY BASIS BY DIVIDING TOTAL NET REVENUES BY THE TOTAL NUMBER OF STORES OPEN DURING THE PERIOD. ANNUAL SALES PER STORE IS THE SUM OF THE MONTHLY CALCULATIONS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     THE COMPANY IS THE THIRD LARGEST RETAIL OPTICAL CHAIN IN THE UNITED STATES AS MEASURED BY NET REVENUES, OPERATING OR MANAGING 362 STORES, 293 OF WHICH ARE OPTICAL SUPERSTORES. THE COMPANY OPERATES IN THE $6.5 BILLION RETAIL OPTICAL CHAIN SECTOR OF THE $16.2 BILLION OPTICAL RETAIL MARKET. MANAGEMENT BELIEVES THAT KEY DRIVERS OF GROWTH FOR THE COMPANY INCLUDE (I) THE SUCCESS OF THE
COMPANY'S PROMOTIONAL ACTIVITIES, (II) THE CONTINUING ROLE OF MANAGED VISION CARE AND (III) NEW PRODUCT INNOVATIONS.

     DURING FISCAL 2002, THE COMPANY EXPERIENCED A 5.6% INCREASE IN COMPARABLE STORE SALES PRIMARILY DUE TO ITS TWO COMPLETE PAIR OF SINGLE VISION EYEWEAR FOR $99 VALUE PROMOTION. MANAGEMENT BELIEVES THAT THIS PROMOTION WAS SUCCESSFUL BECAUSE IT DIFFERENTIATES THE COMPANY'S STORES FROM INDEPENDENT OPTOMETRIC PRACTITIONERS WHO TEND TO OFFER FEWER PROMOTIONS IN ORDER TO GUARD THEIR MARGINS WHILE ALSO LEVERAGING THE COMPANY'S STRENGTH AS THE LEADER IN ITS MARKETS. BECAUSE THE AVERAGE TICKET PRICE IS TYPICALLY LESS FOR GLASSES SOLD UNDER THE PROMOTION, IN ORDER FOR THE COMPANY TO CONTINUE TO BE SUCCESSFUL USING THIS STRATEGY, THE COMPANY MUST CONTINUE TO INCREASE THE NUMBER OF TRANSACTIONS AND MUST ALSO BE SUCCESSFUL IN CONTROLLING COSTS. IN ADDITION, IT WILL BE INCUMBENT UPON THE COMPANY TO BE ABLE TO MAINTAIN ITS BROAD SELECTION OF HIGH QUALITY, LOWER PRICED NON-BRANDED FRAMES SO THAT IT CAN CONTINUE TO OFFER MORE VALUE TO CUSTOMERS WHILE IMPROVING GROSS MARGINS.

     MANAGEMENT BELIEVES THAT OPTICAL RETAIL SALES THROUGH MANAGED VISION CARE PROGRAMS WILL CONTINUE TO INCREASE OVER THE NEXT SEVERAL YEARS. AS A RESULT, MANAGEMENT HAS MADE A STRATEGIC DECISION TO PURSUE FUNDED MANAGED VISION CARE RELATIONSHIPS IN ORDER TO HELP THE COMPANY'S RETAIL BUSINESS GROW. DISCOUNT MANAGED CARE PROGRAMS WILL PLAY A LESS SIGNIFICANT ROLE AS THE VALUE RETAIL OFFER BECOMES MORE DEVELOPED THROUGHOUT THE COMPANY'S STORES. WHILE THE AVERAGE TICKET PRICE ON PRODUCTS PURCHASED UNDER MANAGED VISION CARE REIMBURSEMENT PLANS IS TYPICALLY LOWER, MANAGED VISION CARE TRANSACTIONS GENERALLY REQUIRE LESS PROMOTIONAL SPENDING AND ADVERTISING SUPPORT. THE COMPANY BELIEVES THAT THE INCREASED VOLUME RESULTING FROM MANAGED VISION CARE RELATIONSHIPS ALSO COMPENSATES FOR THE LOWER AVERAGE TICKET PRICE. DURING FISCAL 2002, APPROXIMATELY 39.4% OF THE COMPANY'S OPTICAL REVENUES WERE DERIVED FROM MANAGED VISION CARE PROGRAMS, ALTHOUGH THE PERCENT OF PENETRATION SHOULD NORMALIZE AT 35% AS THE TRANSITION TO FUNDED PROGRAMS MATERIALIZES AND THE RETAIL OFFER REPLACES DISCOUNT ACTIVITY. MANAGEMENT BELIEVES THAT THE ROLE OF MANAGED VISION CARE WILL CONTINUE TO BENEFIT THE COMPANY AND OTHER LARGE RETAIL OPTICAL CHAINS WITH STRONG LOCAL MARKET SHARES, BROAD GEOGRAPHIC COVERAGE AND SOPHISTICATED INFORMATION MANAGEMENT AND BILLING SYSTEMS.

     THE COMPANY ENTERED INTO A RECAPITALIZATION AGREEMENT WITH THOMAS H. LEE COMPANY IN 1998. SEE THE DISCUSSION UNDER THE HEADING "RECAPITALIZATION" WITHIN "ITEM 1. BUSINESS."

     IN FISCAL 2002, THE COMPANY ADOPTED A NEW ACCOUNTING STANDARD, SFAS NO. 142 "GOODWILL AND OTHER INTANGIBLES," IN WHICH GOODWILL IS NO LONGER SUBJECT TO AMORTIZATION OVER ITS ESTIMATED

USEFUL LIFE. RATHER, GOODWILL IS SUBJECT TO AT LEAST AN ANNUAL ASSESSMENT FOR IMPAIRMENT APPLYING A FAIR-VALUE BASED TEST. THE COMPANY'S FUTURE RESULTS OF
OPERATIONS WILL BE POSITIVELY IMPACTED AS ITS AMORTIZATION EXPENSE IS SIGNIFICANTLY REDUCED; HOWEVER, EBITDA WILL NOT BE IMPACTED AS THE AMORTIZATION CHARGES WERE NOT PREVIOUSLY INCLUDED IN THE CALCULATION. THE COMPANY PERFORMED THE REQUIRED IMPAIRMENT TESTS OF GOODWILL AS OF DECEMBER 28, 2002, AND BASED UPON ITS ANALYSIS, THE COMPANY BELIEVES THAT NO IMPAIRMENT OF GOODWILL EXISTS.

RESULTS  OF  OPERATIONS

     THE FOLLOWING IS A DISCUSSION OF CERTAIN FACTORS AFFECTING THE COMPANY'S RESULTS OF OPERATIONS FROM FISCAL 2000 TO FISCAL 2002 AND ITS LIQUIDITY AND
CAPITAL RESOURCES. THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS DOCUMENT.



     THE  FOLLOWING TABLE SETS FORTH THE PERCENTAGE RELATIONSHIP TO NET REVENUES
OF  CERTAIN  INCOME  STATEMENT  DATA.


                                                                 FISCAL YEAR ENDED
                                                                ------------------
                                                               2000    2001    2002
                                                              ------  ------  ------
NET REVENUES:
OPTICAL SALES. . . . . . . . . . . . . . . . . .               99.2%   99.0%   99.1%
MANAGEMENT FEE . . . . . . . . . . . . . . . . .                0.8     1.0     0.9
                                                              ------  ------  ------
TOTAL NET REVENUES . . . . . . . . . . . . . . .              100.0   100.0   100.0

OPERATING COSTS AND EXPENSES:
COST OF GOODS SOLD (A) . . . . . . . . . . . . .               32.0    31.4    31.2
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (A)               60.9    61.1    59.3
STORE CLOSURE EXPENSES . . . . . . . . . . . . .                1.1       -       -
AMORTIZATION OF INTANGIBLES. . . . . . . . . . .                2.7     2.6     0.5

                                                              ------  ------  ------
TOTAL OPERATING COSTS AND EXPENSES . . . . . . .               96.7    94.1    90.2
                                                              ------  ------  ------
INCOME FROM OPERATIONS . . . . . . . . . . . . .                3.3     5.9     9.8
INTEREST EXPENSE, NET. . . . . . . . . . . . . .                8.5     8.2     5.8
                                                              ------  ------  ------
INCOME/(LOSS) BEFORE INCOME TAXES. . . . . . . .               (5.2)   (2.3)    4.0
INCOME TAX EXPENSE . . . . . . . . . . . . . . .                0.2     0.4     0.3
                                                              ------  ------  ------
INCOME/(LOSS) BEFORE EXTRAORDINARY ITEM. . . . .               (5.4)   (2.7)    3.7
EXTRAORDINARY GAIN . . . . . . . . . . . . . . .                  -       -     0.2
                                                              ------  ------  ------
NET INCOME/(LOSS). . . . . . . . . . . . . . . .               (5.4)   (2.7)    3.9
                                                              ======  ======  ======


(A)  PERCENTAGES  BASED  ON  OPTICAL  SALES  ONLY

FISCAL  2002  COMPARED  TO  FISCAL  2001

     NET REVENUES. THE INCREASE IN NET REVENUES TO $363.7 MILLION IN 2002 FROM $336.0 MILLION IN FISCAL 2001 WAS LARGELY THE RESULT OF AN INCREASE IN COMPARABLE STORE SALES OF 5.6% PRIMARILY DUE TO THE CONTINUATION OF THE TWO COMPLETE PAIR OF SINGLE VISION EYEGLASSES FOR $99 VALUE PROMOTION STARTED IN THE FOURTH QUARTER OF 2001. ADDITIONALLY, THE IMPROVEMENT OF PRODUCT DEPTH AND

SELECTION, IMPROVED IN-STOCK POSITIONS AND OVERALL OPTICAL MARKET IMPROVEMENT CONTRIBUTED TO THE INCREASE IN SALES. THE NUMBER OF TRANSACTIONS INCREASED BY 13.7% COMPARED TO FISCAL 2001, WHICH WAS OFFSET BY A DECREASE IN AVERAGE TICKET PRICES OF 4.7% COMPARED TO FISCAL 2001. BOTH THE INCREASE IN TRANSACTIONS AND DECREASE IN AVERAGE TICKET PRICES WERE DUE PRIMARILY TO THE TWO COMPLETE PAIR OF SINGLE VISION EYEGLASSES FOR $99 VALUE PROMOTION. MANAGED VISION CARE SALES DECREASED 1.5% FOR FISCAL 2002 AS COMPARED TO FISCAL 2001. THE COMPANY OPENED EIGHT STORES AND CLOSED FOUR STORES IN FISCAL 2002.

     GROSS PROFIT. GROSS PROFIT INCREASED TO $251.2 MILLION IN FISCAL 2002 FROM $231.6 MILLION IN FISCAL 2001, PRIMARILY AS A RESULT OF AN INCREASE IN COMPARABLE STORE SALES AND AN INCREASE IN THE SALES OF HIGHER MARGIN PRODUCTS. GROSS PROFIT AS A PERCENTAGE OF OPTICAL SALES INCREASED TO 68.8% ($247.8 MILLION) IN FISCAL 2002 AS COMPARED TO 68.6% ($228.1 MILLION) IN FISCAL 2001. THIS PERCENTAGE INCREASE WAS LARGELY DUE TO AN INCREASE AS A PERCENTAGE OF SALES IN FISCAL 2002 VERSUS FISCAL 2001 OF NON-BRANDED FRAMES WITH HIGHER MARGINS THAN BRANDED FRAMES. NON-BRANDED FRAMES HAVE LOWER ACQUISITION COSTS THAN BRANDED FRAMES RESULTING IN HIGHER MARGINS.

     SELLING GENERAL & ADMINISTRATIVE EXPENSES (SG&A). SG&A INCREASED TO $213.7 MILLION IN FISCAL 2002 FROM $203.2 IN FISCAL 2001. SG&A AS A PERCENTAGE OF OPTICAL SALES DECREASED TO 59.3% IN FISCAL 2002 FROM 61.1% IN FISCAL 2001. THIS PERCENTAGE DECREASE WAS PRIMARILY DUE TO INCREASED SALES FROM MORE EFFECTIVE ADVERTISING PROMOTIONS IN FISCAL 2002 VERSUS FISCAL 2001 WITH ADVERTISING EXPENDITURES RISING SLIGHTLY OVER THE TWO YEARS BUT DECLINING AS A PERCENTAGE OF SALES. IN ADDITION, WHILE DEPRECIATION DECLINED SLIGHTLY AND OCCUPANCY EXPENSES ROSE SLIGHTLY IN FISCAL 2002 VERSUS FISCAL 2001, THEY DECLINED AS A PERCENTAGE OF SALES WHICH WAS OFFSET BY INCREASES IN RETAIL AND DOCTOR PAYROLL.

     AMORTIZATION EXPENSE. AMORTIZATION EXPENSE DECREASED TO $1.9 MILLION FOR FISCAL 2002 FROM $8.7 MILLION IN FISCAL 2001 DUE TO THE ADOPTION OF FAS 142 WHICH DISALLOWS THE AMORTIZATION OF GOODWILL OVER ITS USEFUL LIFE AND INSTEAD REQUIRES AN ANNUAL ASSESSMENT FOR IMPAIRMENT.

     NET INTEREST EXPENSE. NET INTEREST EXPENSE DECREASED TO $21.1 MILLION FOR FISCAL 2002 FROM $27.5 MILLION FOR FISCAL 2001. THIS DECREASE WAS PRIMARILY DUE TO THE OVERALL DECLINE IN MARKET INTEREST RATES IN 2002 AND RE-PAYMENT OF DEBT DURING 2002.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

THE COMPANY'S CAPITAL REQUIREMENTS ARE DRIVEN PRINCIPALLY BY ITS OBLIGATIONS TO SERVICE DEBT AND TO FUND THE FOLLOWING COSTS:

-     CONSTRUCTION  OF  NEW  STORES
-     REPOSITIONING  OF  EXISTING  STORES
-     PURCHASING  INVENTORY  AND  EQUIPMENT
-     LEASEHOLD  IMPROVEMENTS

     THE AMOUNT OF CAPITAL AVAILABLE TO THE COMPANY WILL AFFECT ITS ABILITY TO SERVICE ITS DEBT OBLIGATIONS AND TO CONTINUE TO GROW ITS BUSINESS THROUGH EXPANDING THE NUMBER OF STORES AND INCREASING COMPARABLE STORE SALES.

SOURCES  OF  CAPITAL

     THE COMPANY'S PRINCIPAL SOURCES OF CAPITAL ARE FROM CASH ON HAND, CASH FLOW FROM OPERATING ACTIVITIES AND FUNDING FROM ITS CREDIT FACILITY. CASH FLOWS FROM OPERATING ACTIVITIES PROVIDED NET CASH FOR 2002, 2001 AND 2000 OF $34.4 MILLION, $27.4 MILLION AND $11.2 MILLION, RESPECTIVELY. AS OF DECEMBER 28, 2002, THE COMPANY HAD $3.5 MILLION OF CASH AVAILABLE TO MEET THE COMPANY'S OBLIGATIONS.

     PAYMENTS ON DEBT AND ISSUANCE OF DEBT HAVE BEEN THE COMPANY'S PRINCIPAL FINANCING ACTIVITIES. CASH FLOWS USED IN FINANCING ACTIVITIES FOR 2002 AND 2001 WERE $23.6 MILLION AND $17.5 MILLION AND CASH FLOWS PROVIDED BY FINANCING ACTIVITIES FOR 2000 WERE $8.7 MILLION.

     WORKING CAPITAL OF THE COMPANY PRIMARILY CONSISTS OF CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE, INVENTORY, ACCOUNTS PAYABLE AND ACCRUED EXPENSES. THE LEVEL OF WORKING CAPITAL HAS REMAINED RELATIVELY CONSISTENT TO THE PERIOD ENDED DECEMBER 2001. THE LARGEST WORKING CAPITAL

USAGE OCCURS ON MAY 1 AND NOVEMBER 1 OF EACH YEAR WHEN THE COMPANY'S INTEREST PAYMENTS UNDER ITS NOTES RANGING FROM $6.0 TO $7.0 MILLION ARE PAID.

     CAPITAL EXPENDITURES FOR 2002, 2001 AND 2000 WERE $10.7 MILLION, $10.6 MILLION AND $18.9 MILLION, RESPECTIVELY, AND ARE THE COMPANY'S PRINCIPAL USES OF CASH FOR INVESTING ACTIVITIES. THE TABLE BELOW SETS FORTH THE COMPONENTS OF THESE CAPITAL EXPENDITURES FOR 2002, 2001 AND 2000.




                                              FISCAL YEAR ENDED
                                             ------------------
                                           2000     2001     2002
                                        -------  -------  -------
EXPENDITURE CATEGORY:
NEW STORES. . . . . . . . .  $            7,200  $ 3,800  $ 2,900
INFORMATION SYSTEMS . . . .               2,100    1,500    1,800
LAB EQUIPMENT . . . . . . .               3,600    1,000    1,400
STORE MAINTENANCE . . . . .               3,100    2,900    4,400
OTHER . . . . . . . . . . .               2,900    1,400      200

 TOTAL CAPITAL EXPENDITURES  $           18,900  $10,600  $10,700
                                        =======  =======  =======

CAPITAL  EXPENDITURES  FOR 2003 ARE PROJECTED TO BE APPROXIMATELY $12.0 MILLION.

LONG  TERM  DEBT

     CREDIT FACILITY. ON DECEMBER 23, 2002, THE COMPANY ENTERED INTO A CREDIT AGREEMENT WITH FLEET NATIONAL BANK, AS ADMINISTRATIVE AGENT, AND BANK OF AMERICA, N.A., ACTING AS SYNDICATION AGENT, WHICH CONSISTS OF (I) A $55.0 MILLION TERM LOAN FACILITY (THE "TERM LOAN A"); (II) A $62.0 MILLION TERM LOAN FACILITY (THE "TERM LOAN B"); AND (III) A $25.0 MILLION REVOLVING CREDIT
FACILITY (THE "REVOLVER" AND, TOGETHER WITH TERM LOAN A AND TERM LOAN B, THE "NEW FACILITIES"). THE PROCEEDS OF THE NEW FACILITIES WERE USED TO (I) PAY LONG-TERM DEBT OUTSTANDING UNDER THE COMPANY'S PREVIOUS CREDIT FACILITY, (II) REDEEM $20.0 MILLION FACE VALUE OF THE NOTES AT A COST OF $17.0 MILLION, AND
(III) PAY FEES AND EXPENSES INCURRED IN CONNECTION WITH THE NEW FACILITIES. THE NEW FACILITIES ARE AVAILABLE TO FINANCE WORKING CAPITAL REQUIREMENTS AND GENERAL CORPORATE PURPOSES. AT DECEMBER 28, 2002, THE COMPANY HAD APPROXIMATELY $20.0 MILLION AVAILABLE UNDER THE REVOLVER.

     BORROWINGS MADE UNDER THE NEW FACILITIES ACCRUE INTEREST AT THE COMPANY'S OPTION AT THE BASE RATE OR THE LIBOR RATE, PLUS THE APPLICABLE MARGIN. THE BASE RATE IS A FLOATING RATE EQUAL TO THE HIGHER OF (I) THE FLEET PRIME RATE AND (II) THE OVERNIGHT FEDERAL FUNDS RATE PLUS 1/2%. THE APPLICABLE MARGINS FOR THE REVOLVER ARE LIBOR PLUS 4.50% (BASE RATE PLUS 3.50%), TERM LOAN A ARE LIBOR PLUS 4.25% (BASE RATE PLUS 3.25%), AND TERM LOAN B ARE LIBOR PLUS 4.75% (BASE RATE PLUS 3.75%). PRINCIPAL UNDER TERM LOAN A SHALL AMORTIZE IN ANNUAL PAYMENTS COMMENCING ON MARCH 31, 2003 IN ANNUAL AMOUNTS OF $15.0 MILLION, $20.0 MILLION AND $20.0 MILLION, RESPECTIVELY, FOR FISCAL YEARS 2003 THROUGH 2005. TERM LOAN B HAS NO PRINCIPAL PAYMENTS UNTIL 2006 WHEN ANNUAL PAYMENTS WILL COMMENCE IN ANNUAL AMOUNTS OF $20.0 MILLION AND $42.0 MILLION, RESPECTIVELY, FOR FISCAL YEARS 2006 AND 2007.

     THE NEW FACILITIES ARE COLLATERALIZED BY ALL TANGIBLE AND INTANGIBLE ASSETS, INCLUDING THE STOCK

OF THE COMPANY'S SUBSIDIARIES. IN ADDITION, THE COMPANY MUST MEET CERTAIN FINANCIAL COVENANTS INCLUDING MINIMUM EBITDA, INTEREST COVERAGE, LEVERAGE RATIO AND CAPITAL EXPENDITURES. AS OF DECEMBER 28, 2002, THE COMPANY WAS IN COMPLIANCE WITH THE FINANCIAL REPORTING COVENANTS.

     NOTES. ON APRIL 24, 1998, THE COMPANY COMPLETED A DEBT OFFERING OF $100.0 MILLION 9/18% SENIOR SUBORDINATED NOTES DUE 2008 AND $50.0 MILLION FLOATING INTEREST SUBORDINATED TERM SECURITIES DUE 2008 (COLLECTIVELY, THE "NOTES" OR THE "EXCHANGE NOTES"). IN CONNECTION WITH THE NEW FACILITIES, THE COMPANY REDEEMED $20.0 MILLION OF THE FLOATING RATE NOTES ON DECEMBER 23, 2002. INTEREST ON THE NOTES IS PAYABLE SEMIANNUALLY ON EACH MAY 1 AND NOVEMBER 1, COMMENCING ON NOVEMBER 1, 1998. INTEREST ON THE FIXED RATE NOTES ACCRUES AT THE RATE OF 9 1/8% PER ANNUM. THE FLOATING RATE NOTES BEAR INTEREST AT A RATE PER ANNUM, RESET SEMIANNUALLY, EQUAL TO LIBOR PLUS 3.98%. THE NOTES ARE NOT ENTITLED TO THE BENEFIT OF ANY MANDATORY SINKING FUND.

     THE NOTES ARE GUARANTEED ON A SENIOR SUBORDINATED BASIS BY ALL OF THE COMPANY'S SUBSIDIARIES. THE NOTES AND RELATED GUARANTEES:

-    ARE  GENERAL  UNSECURED  OBLIGATIONS  OF  THE  COMPANY AND THE GUARANTORS;
- ARE SUBORDINATED IN RIGHT OF PAYMENT TO ALL CURRENT AND FUTURE SENIOR INDEBTEDNESS INCLUDING INDEBTEDNESS UNDER THE NEW FACILITIES; AND
- RANK PARI PASSU IN RIGHT OF PAYMENT WITH ANY FUTURE SENIOR SUBORDINATED INDEBTEDNESS OF THE COMPANY AND THE GUARANTORS AND SENIOR IN RIGHT OF PAYMENT WITH ANY FUTURE SUBORDINATED OBLIGATIONS OF THE COMPANY AND THE GUARANTORS.

     THE COMPANY MAY REDEEM THE NOTES, AT ITS OPTION, IN WHOLE AT ANY TIME OR IN PART FROM TIME TO TIME. THE REDEMPTION PRICES FOR THE FIXED RATE NOTES ARE SET FORTH BELOW FOR THE 12-MONTH PERIODS BEGINNING MAY 1 OF THE YEAR SET FORTH
BELOW,  PLUS  IN  EACH  CASE,  ACCRUED  INTEREST  TO  THE  DATE  OF  REDEMPTION:



YEAR. . . . . . . .  REDEMPTION PRICE
-------------------  -----------------

2003. . . . . . . .           104.563%
2004. . . . . . . .           103.042%
2005. . . . . . . .           101.521%
2006 AND THEREAFTER           100.000%

BEGINNING ON MAY 1, 2003, THE FLOATING RATE NOTES MAY BE REDEEMED AT 100% OF THE PRINCIPAL AMOUNT THEREOF PLUS ACCRUED AND UNPAID INTEREST TO THE DATE OF REDEMPTION.

     THE INDENTURE GOVERNING THE NOTES CONTAINS CERTAIN COVENANTS THAT, AMONG OTHER THINGS, LIMIT THE COMPANY AND THE GUARANTORS' ABILITY TO:

-     INCUR  ADDITIONAL  INDEBTEDNESS;
-     PAY DIVIDENDS OR MAKE OTHER DISTRIBUTIONS IN RESPECT OF ITS CAPITAL STOCK;
-     PURCHASE  EQUITY  INTERESTS  OR  SUBORDINATED  INDEBTEDNESS;
-     CREATE  CERTAIN  LIENS;

-     ENTER  INTO  CERTAIN  TRANSACTIONS  WITH  AFFILIATES;
-     CONSUMMATE  CERTAIN  ASSET  SALES;  AND
-     MERGE  OR  CONSOLIDATE.

     PREFERRED STOCK. DURING 1998, THE COMPANY ISSUED 300,000 SHARES OF A NEW SERIES OF PREFERRED STOCK (THE "PREFERRED STOCK"), PAR VALUE $.01 PER SHARE. DIVIDENDS ON SHARES OF THE PREFERRED STOCK ARE CUMULATIVE FROM THE DATE OF ISSUE (WHETHER OR NOT DECLARED) AND WILL BE PAYABLE WHEN AND AS MAY BE DECLARED FROM TIME TO TIME BY THE BOARD OF DIRECTORS OF THE COMPANY. SUCH DIVIDENDS ACCRUE ON A DAILY BASIS FROM THE ORIGINAL DATE OF ISSUE AT AN ANNUAL RATE PER SHARE EQUAL TO 13% OF THE ORIGINAL PURCHASE PRICE PER SHARE, WITH SUCH AMOUNT TO BE COMPOUNDED ANNUALLY. THE PREFERRED STOCK WILL BE REDEEMABLE AT THE OPTION OF THE COMPANY, IN WHOLE OR IN PART, AT $100 PER SHARE PLUS (I) THE PER SHARE DIVIDEND RATE AND (II) ALL ACCUMULATED AND UNPAID DIVIDENDS, IF ANY, TO THE DATE OF REDEMPTION, UPON OCCURRENCE OF AN OFFERING OF EQUITY SECURITIES, A CHANGE OF CONTROL OR CERTAIN SALES OF ASSETS.

     CONTRACTUAL OBLIGATIONS. THE COMPANY IS COMMITTED TO MAKE CASH PAYMENTS IN THE FUTURE ON THE FOLLOWING TYPES OF AGREEMENTS:

-     LONG  TERM  DEBT
-     OPERATING  LEASES  FOR  STORES  AND  OFFICE  FACILITIES

     THE FOLLOWING TABLE REFLECTS A SUMMARY OF ITS CONTRACTUAL CASH OBLIGATIONS AS OF DECEMBER 28, 2002:





                                                              Payments due by period
                                         ---------------------------------------------------------------------
  Total . . . . . . . . . . . . . . . .   Total      Less than 1 yr   1 to 3 yrs   3 to 5 yrs   More than 5 yrs
---------------------------------------  -------    ---------------- -----------  -----------   ---------------

Long Term Debt. . . . . . . . . . . . .  $ 251,739  $    15,000  $    40,000  $         67,000       $129,739
Capital Lease Obligations . . . . . . .      2,894          524          578             1,792              -
Operating Leases. . . . . . . . . . . .    168,644       29,657       53,905            40,503         44,579
Purchase Obligations. . . . . . . . . .          -            -            -                 -              -

Total future principal payments on debt  $ 423,277  $    45,181  $    94,483  $        109,295       $174,318
                                         ==========  ============  ===========      ===========     =========




     THE COMPANY HAS NO OFF-BALANCE SHEET DEBT OR UNRECORDED OBLIGATIONS AND HAS NOT GUARANTEED THE DEBT OF ANY OTHER PARTY WITH THE EXCEPTION OF A $1.0 MILLION LOAN THAT IS RELATED TO THE LONG-TERM BUSINESS AGREEMENT WITH THE RELATED OD PC ENTERED INTO AT THE TIME OF THE ACQUISITION OF HOUR EYES.

     FUTURE CAPITAL RESOURCES. BASED UPON CURRENT OPERATIONS AND FUTURE GROWTH, THE COMPANY BELIEVES THAT ITS CASH FLOW FROM OPERATIONS, TOGETHER WITH BORROWINGS CURRENTLY AVAILABLE UNDER THE REVOLVER, ARE ADEQUATE TO MEET ITS ANTICIPATED REQUIREMENTS FOR WORKING CAPITAL, CAPITAL EXPENDITURES AND SCHEDULED PRINCIPAL AND INTEREST PAYMENTS THROUGH THE NEXT TWELVE MONTHS. THE ABILITY OF THE COMPANY TO SATISFY ITS FINANCIAL COVENANTS WITHIN ITS NEW FACILITIES, MEET ITS DEBT SERVICE OBLIGATIONS AND REDUCE ITS DEBT WILL BE DEPENDENT ON THE FUTURE PERFORMANCE OF THE

COMPANY, WHICH IN TURN, WILL BE SUBJECT TO GENERAL ECONOMIC CONDITIONS AND TO FINANCIAL, BUSINESS, AND OTHER FACTORS, INCLUDING FACTORS BEYOND THE COMPANY'S CONTROL. THE COMPANY BELIEVES THAT ITS ABILITY TO REPAY THE NOTES AND AMOUNTS OUTSTANDING UNDER THE NEW FACILITIES AT MATURITY WILL LIKELY REQUIRE ADDITIONAL FINANCING. THE COMPANY CANNOT ASSUME THAT ADDITIONAL FINANCING WILL BE AVAILABLE TO IT. A PORTION OF THE COMPANY'S DEBT BEARS INTEREST AT FLOATING RATES; THEREFORE, ITS FINANCIAL CONDITION IS AND WILL CONTINUE TO BE AFFECTED BY CHANGES IN PREVAILING INTEREST RATES.

CRITICAL  ACCOUNTING  POLICIES

     CRITICAL ACCOUNTING POLICIES ARE THOSE THAT REQUIRE MANAGEMENT TO MAKE ASSUMPTIONS THAT ARE DIFFICULT OR COMPLEX ABOUT MATTERS THAT ARE UNCERTAIN AND MAY CHANGE IN SUBSEQUENT PERIODS, RESULTING IN CHANGES TO REPORTED RESULTS.

     THE COMPANY'S SIGNIFICANT ACCOUNTING POLICIES ARE DESCRIBED IN NOTE 2 IN THE NOTES TO CONSOLIDATED FINANCIALS STATEMENTS. THE MAJORITY OF THESE ACCOUNTING POLICIES DO NOT REQUIRE MANAGEMENT TO MAKE DIFFICULT, SUBJECTIVE OR COMPLEX JUDGMENTS OR ESTIMATES OR THE VARIABILITY OF THE ESTIMATES IS NOT MATERIAL. HOWEVER, THE FOLLOWING POLICIES COULD BE DEEMED CRITICAL. THE COMPANY'S MANAGEMENT HAS DISCUSSED THESE CRITICAL ACCOUNTING POLICIES WITH THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS.

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

SEASONALITY  AND  ANNUAL  RESULTS

     THE COMPANY'S SALES FLUCTUATE SEASONALLY. HISTORICALLY, THE COMPANY'S HIGHEST SALES AND EARNINGS OCCUR IN THE FIRST AND THIRD QUARTERS. IN ADDITION, ANNUAL RESULTS ARE AFFECTED BY THE COMPANY'S GROWTH.

RISK  FACTORS

THE COMPANY OFTEN OFFERS INCENTIVES TO CUSTOMERS WHICH LOWER PROFIT MARGINS. AT TIMES WHEN THE COMPANY'S MAJOR COMPETITORS OFFER SIGNIFICANTLY LOWER PRICES FOR THEIR PRODUCTS, IT IS OFTEN REQUIRED TO DO THE SAME. CERTAIN OF ITS MAJOR COMPETITORS OFFER PROMOTIONAL INCENTIVES TO THEIR CUSTOMERS INCLUDING FREE EYE EXAMS, "50% OFF" ON DESIGNER FRAMES AND "BUY ONE, GET ONE FREE" EYE CARE PROMOTIONS. IN RESPONSE TO THESE PROMOTIONS, THE COMPANY HAS OFFERED THE SAME OR SIMILAR INCENTIVES TO ITS CUSTOMERS. THIS PRACTICE HAS RESULTED IN LOWER PROFIT MARGINS AND THESE COMPETITIVE PROMOTIONAL INCENTIVES MAY FURTHER REDUCE REVENUES, GROSS MARGINS AND CASH FLOWS. ALTHOUGH THE COMPANY BELIEVES THAT IT PROVIDES QUALITY SERVICE AND PRODUCTS AT COMPETITIVE PRICES, SEVERAL OF THE OTHER LARGE RETAIL OPTICAL CHAINS HAVE GREATER FINANCIAL RESOURCES THAN THE COMPANY. THEREFORE, THE COMPANY MAY NOT BE ABLE TO CONTINUE TO DELIVER COST EFFICIENT PRODUCTS IN THE EVENT OF AGGRESSIVE PRICING BY ITS COMPETITORS, WHICH WOULD REDUCE PROFIT MARGINS, NET INCOME AND CASH FLOW.

AS REFRACTIVE LASER SURGERY AND OTHER ADVANCES IN MEDICAL TECHNOLOGY GAIN MARKET ACCEPTANCE, THE COMPANY MAY LOSE REVENUE FROM TRADITIONAL EYEWEAR CUSTOMERS. CORNEAL REFRACTIVE SURGERY PROCEDURES SUCH AS RADIAL-KERATOTOMY, PHOTO-REFRACTIVE KERATECTOMY, LASER IN-SITU KERATOMILEUSIS OR LASIK AND FUTURE DRUG DEVELOPMENT, MAY CHANGE THE DEMAND FOR THE COMPANY'S PRODUCTS. AS TRADITIONAL EYEWEAR USERS UNDERGO LASER VISION CORRECTION PROCEDURES OR OTHER VISION CORRECTION TECHNIQUES, THE DEMAND FOR CERTAIN CONTACT LENSES AND EYEGLASSES WILL DECREASE. TECHNOLOGICAL DEVELOPMENTS SUCH AS WAFER TECHNOLOGY AND LENS CASTING MAY RENDER THE COMPANY'S CURRENT LENS MANUFACTURING METHOD UNCOMPETITIVE OR OBSOLETE. DUE TO THE FACT THAT THE MARKETING AND SALE OF EYEGLASSES AND CONTACT LENSES IS A SIGNIFICANT PART OF THE COMPANY'S BUSINESS, A DECREASE IN CUSTOMER DEMAND FOR THESE PRODUCTS COULD HAVE A MATERIAL ADVERSE EFFECT ON SALES OF PRESCRIPTION EYEWEAR. THERE CAN BE NO ASSURANCE THAT MEDICAL ADVANCES AND TECHNOLOGICAL DEVELOPMENTS WILL NOT HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S OPERATIONS.

THE COMPANY MAY BE UNABLE TO SERVICE ITS INDEBTEDNESS. THE COMPANY IS HIGHLY LEVERAGED, WITH INDEBTEDNESS THAT IS SUBSTANTIAL IN RELATION TO ITS
SHAREHOLDERS'  EQUITY.  AS  OF  DECEMBER  28,  2002,  THE  COMPANY'S  AGGREGATE
OUTSTANDING INDEBTEDNESS WAS APPROXIMATELY $254.6 MILLION AND THE COMPANY'S SHAREHOLDERS' EQUITY WAS A DEFICIT OF $89.1 MILLION. IN ADDITION, SUBJECT TO CERTAIN LIMITATIONS, THE NEW FACILITIES AND THE INDENTURE GOVERNING THE EXCHANGE NOTES (THE INDENTURE) PERMIT THE COMPANY TO INCUR OR GUARANTEE CERTAIN
ADDITIONAL  INDEBTEDNESS.  SEE  "CONSOLIDATED  FINANCIAL  STATEMENTS"  AND
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - LIQUIDITY AND CAPITAL RESOURCES."

     THE COMPANY'S HIGH DEGREE OF LEVERAGE COULD HAVE IMPORTANT CONSEQUENCES TO HOLDERS OF THE

EXCHANGE NOTES, INCLUDING, BUT NOT LIMITED TO, THE FOLLOWING: (I) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING FOR WORKING CAPITAL, CAPITAL EXPENDITURES, ACQUISITIONS OR GENERAL CORPORATE PURPOSES MAY BE IMPAIRED IN THE FUTURE; (II) A SUBSTANTIAL PORTION OF THE COMPANY'S CASH FLOW FROM OPERATIONS MUST BE DEDICATED TO THE PAYMENT OF PRINCIPAL AND INTEREST ON ITS INDEBTEDNESS (INCLUDING THE EXCHANGE NOTES), THEREBY REDUCING THE FUNDS AVAILABLE TO THE COMPANY FOR ITS OPERATIONS AND OTHER PURPOSES INCLUDING ACQUISITIONS AND NEW STORE OPENINGS; (III) THE COMPANY MAY BE SUBSTANTIALLY MORE LEVERAGED THAN
CERTAIN OF ITS COMPETITORS, WHICH MAY PLACE THE COMPANY AT A COMPETITIVE DISADVANTAGE; (IV) THE COMPANY MAY BE HINDERED IN ITS ABILITY TO ADJUST RAPIDLY TO CHANGING MARKET CONDITIONS; (V) THE COMPANY'S HIGH DEGREE OF LEVERAGE COULD MAKE IT MORE VULNERABLE IN THE EVENT OF A DOWNTURN IN GENERAL ECONOMIC CONDITIONS OR ITS BUSINESS OR CHANGING MARKET CONDITIONS AND REGULATIONS; AND
(VI) TO THE EXTENT THAT THE COMPANY'S OBLIGATIONS UNDER THE FLOATING RATE NOTES AND THE NEW FACILITIES BEARS INTEREST AT FLOATING RATES, AN INCREASE IN INTEREST RATES COULD ADVERSELY AFFECT, AMONG OTHER THINGS, THE COMPANY'S ABILITY TO MEET ITS FINANCING OBLIGATIONS.

     THE COMPANY'S ABILITY TO REPAY OR TO REFINANCE ITS OBLIGATIONS WITH RESPECT TO ITS INDEBTEDNESS (INCLUDING THE EXCHANGE NOTES) WILL DEPEND ON ITS FUTURE FINANCIAL AND OPERATING PERFORMANCE, WHICH, IN TURN, WILL BE SUBJECT TO
PREVAILING ECONOMIC AND COMPETITIVE CONDITIONS AND TO CERTAIN FINANCIAL, BUSINESS, LEGISLATIVE, REGULATORY AND OTHER FACTORS, MANY OF WHICH ARE BEYOND THE COMPANY'S CONTROL, AS WELL AS THE AVAILABILITY OF BORROWINGS UNDER THE NEW FACILITIES. THESE FACTORS COULD INCLUDE OPERATING DIFFICULTIES, DIFFICULTIES IN IDENTIFYING AND INTEGRATING ACQUISITIONS, INCREASED OPERATING COSTS, PRODUCT PRICING PRESSURES, THE RESPONSE OF COMPETITORS, REGULATORY DEVELOPMENTS AND DELAYS IN IMPLEMENTING STRATEGIC PROJECTS, INCLUDING STORE OPENINGS. THE COMPANY'S ABILITY TO MEET ITS DEBT SERVICE AND OTHER OBLIGATIONS MAY DEPEND IN SIGNIFICANT PART ON THE EXTENT TO WHICH THE COMPANY CAN IMPLEMENT SUCCESSFULLY ITS BUSINESS STRATEGY. THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO IMPLEMENT ITS STRATEGY FULLY OR THAT THE ANTICIPATED RESULTS OF ITS STRATEGY WILL BE REALIZED.

     IF THE COMPANY IS UNABLE TO FUND ITS DEBT SERVICE OBLIGATIONS, THE COMPANY MAY BE FORCED TO REDUCE OR DELAY CAPITAL EXPENDITURES, SELL ASSETS, OR SEEK TO OBTAIN ADDITIONAL DEBT OR EQUITY CAPITAL, OR TO REFINANCE OR RESTRUCTURE ITS DEBT (INCLUDING THE EXCHANGE NOTES). THE COMPANY MAY NEED ADDITIONAL FINANCING TO REPAY THE EXCHANGE NOTES AT MATURITY. THERE CAN BE NO ASSURANCE THAT ANY OF THESE REMEDIES CAN BE AFFECTED ON SATISFACTORY TERMS, IF AT ALL. FACTORS WHICH COULD AFFECT THE COMPANY'S OR ITS SUBSIDIARIES' ACCESS TO THE CAPITAL MARKETS, OR THE COST OF SUCH CAPITAL, INCLUDE CHANGES IN INTEREST RATES, GENERAL ECONOMIC CONDITIONS AND THE PERCEPTION IN THE CAPITAL MARKETS OF THE COMPANY'S BUSINESS, RESULTS OF OPERATIONS, LEVERAGE, FINANCIAL CONDITION AND BUSINESS PROSPECTS.

THE EXCHANGE NOTES ARE SUBORDINATED IN RIGHT OF PAYMENT TO ALL FUTURE AND EXISTING SENIOR INDEBTEDNESS OF THE COMPANY. THE EXCHANGE NOTES AND THE GUARANTEES ARE SUBORDINATED IN RIGHT OF PAYMENT TO ALL EXISTING AND FUTURE SENIOR INDEBTEDNESS OF THE COMPANY, INCLUDING INDEBTEDNESS OF THE COMPANY UNDER THE NEW FACILITIES, AND TO ALL EXISTING AND FUTURE GUARANTOR SENIOR INDEBTEDNESS OF THE GUARANTORS, INCLUDING THE GUARANTEES OF THE GUARANTORS UNDER THE NEW
FACILITIES, RESPECTIVELY, AND THE EXCHANGE NOTES ARE ALSO EFFECTIVELY SUBORDINATED TO ALL SECURED INDEBTEDNESS OF THE COMPANY AND THE GUARANTORS, RESPECTIVELY, TO THE EXTENT OF THE VALUE OF THE

ASSETS SECURING SUCH INDEBTEDNESS. THE OBLIGATIONS UNDER THE NEW FACILITIES ARE GUARANTEED BY THE GUARANTORS AND ARE SECURED BY SUBSTANTIALLY ALL OF THE ASSETS OF THE COMPANY AND ALL DIRECT AND INDIRECT SUBSIDIARIES OF THE COMPANY AND A PLEDGE OF THE CAPITAL STOCK OF EACH SUCH SUBSIDIARY (BUT NOT TO EXCEED 65% OF THE VOTING STOCK OF FOREIGN SUBSIDIARIES). AS OF DECEMBER 28, 2002, THE AGGREGATE AMOUNT OF SENIOR INDEBTEDNESS OF THE COMPANY WAS APPROXIMATELY $251.7 MILLION (INCLUDING A $1.0 MILLION GUARANTEE BY THE COMPANY, BUT EXCLUSIVE OF UNUSED COMMITMENTS UNDER THE NEW FACILITIES OF APPROXIMATELY $20.0 MILLION),
$130.0  MILLION  OF  WHICH  IS  GUARANTEED  BY  THE  GUARANTORS  UNDER  THE  NEW
FACILITIES.

     IN THE EVENT OF BANKRUPTCY, LIQUIDATION, REORGANIZATION OR ANY SIMILAR PROCEEDING REGARDING THE COMPANY, OR ANY GUARANTOR, OR ANY DEFAULT IN PAYMENT, THE ASSETS OF THE COMPANY OR SUCH GUARANTOR, AS APPLICABLE, WILL BE AVAILABLE TO PAY OBLIGATIONS ON THE EXCHANGE NOTES ONLY AFTER THE SENIOR INDEBTEDNESS OF THE COMPANY OR THE GUARANTOR SENIOR INDEBTEDNESS OF SUCH GUARANTOR, AS APPLICABLE, HAS BEEN PAID IN FULL, AND THERE MAY NOT BE SUFFICIENT ASSETS REMAINING TO PAY AMOUNTS DUE ON ALL OR ANY OF THE EXCHANGE NOTES. MOREOVER, UNDER CERTAIN CIRCUMSTANCES, IF ANY NONPAYMENT DEFAULT EXISTS WITH RESPECT TO DESIGNATED SENIOR INDEBTEDNESS WHICH WOULD PERMIT THE HOLDERS OF SUCH DESIGNATED SENIOR INDEBTEDNESS TO ACCELERATE THE MATURITY THEREOF, THE COMPANY MAY NOT MAKE ANY PAYMENTS ON THE EXCHANGE NOTES FOR A SPECIFIC TIME, UNLESS SUCH DEFAULT IS CURED OR WAIVED, OR SUCH DESIGNATED SENIOR INDEBTEDNESS IS PAID IN FULL. THE HOLDERS OF THE EXCHANGE NOTES WILL HAVE NO DIRECT CLAIM AGAINST THE GUARANTORS OTHER THAN THE CLAIM CREATED BY THE GUARANTEES. THE RIGHTS OF HOLDERS OF THE EXCHANGE NOTES TO PARTICIPATE IN ANY DISTRIBUTION OF ASSETS OF ANY GUARANTOR UPON LIQUIDATION, BANKRUPTCY OR REORGANIZATION MAY, AS IS THE CASE WITH OTHER UNSECURED CREDITORS OF THE COMPANY, BE SUBJECT TO PRIOR CLAIMS AGAINST SUCH GUARANTOR. THE GUARANTEES MAY THEMSELVES BE SUBJECT TO LEGAL CHALLENGE IN THE EVENT OF THE BANKRUPTCY OR INSOLVENCY OF A GUARANTOR, OR IN CERTAIN OTHER CIRCUMSTANCES. IF SUCH A CHALLENGE WERE UPHELD, THE GUARANTEES WOULD BE INVALIDATED AND UNENFORCEABLE.

THE COMPANY IS RESTRICTED BY THE TERMS OF ITS INDEBTEDNESS FROM TAKING MANY CORPORATE ACTIONS THAT MAY BE IMPORTANT TO ITS FUTURE SUCCESS. THE INDENTURE RESTRICTS, AMONG OTHER THINGS, THE COMPANY'S AND ITS SUBSIDIARIES' ABILITY TO:
INCUR ADDITIONAL INDEBTEDNESS; INCUR LIENS; PAY DIVIDENDS OR MAKE CERTAIN OTHER RESTRICTED PAYMENTS; CONSUMMATE CERTAIN ASSET SALES; ENTER INTO CERTAIN TRANSACTIONS WITH AFFILIATES; INCUR INDEBTEDNESS THAT IS SUBORDINATE IN RIGHT OF PAYMENT TO ANY SENIOR INDEBTEDNESS AND SENIOR IN RIGHT OF PAYMENT TO THE
EXCHANGE NOTES; CREATE OR CAUSE TO EXIST RESTRICTIONS ON THE ABILITY OF A SUBSIDIARY TO PAY DIVIDENDS OR MAKE CERTAIN PAYMENTS TO THE COMPANY; MERGE OR CONSOLIDATE WITH ANY OTHER PERSON OR SELL, ASSIGN, TRANSFER, LEASE, CONVEY OR OTHERWISE DISPOSE OF ALL OR SUBSTANTIALLY ALL OF THE ASSETS OF THE COMPANY. IN ADDITION, THE NEW FACILITIES CONTAIN OTHER AND MORE RESTRICTIVE COVENANTS AND
PROHIBITS THE COMPANY IN ALL CIRCUMSTANCES FROM PREPAYING CERTAIN OF ITS INDEBTEDNESS (INCLUDING THE EXCHANGE NOTES). THE NEW FACILITIES ALSO REQUIRE THE COMPANY TO MAINTAIN SPECIFIED FINANCIAL RATIOS. THE COMPANY'S ABILITY TO MEET THOSE FINANCIAL RATIOS CAN BE AFFECTED BY EVENTS BEYOND ITS CONTROL, AND THERE CAN BE NO ASSURANCE THAT THE COMPANY WILL MEET THOSE TESTS. A BREACH OF ANY OF THESE COVENANTS COULD RESULT IN A DEFAULT UNDER THE NEW FACILITIES AND/OR THE INDENTURE. UPON THE OCCURRENCE OF AN EVENT OF DEFAULT UNDER THE NEW FACILITIES, THE LENDERS COULD ALSO ELECT TO DECLARE ALL AMOUNTS OUTSTANDING UNDER THE NEW FACILITIES, TOGETHER WITH ACCRUED INTEREST, TO BE IMMEDIATELY DUE AND

PAYABLE. IF THE COMPANY WERE UNABLE TO REPAY THOSE AMOUNTS, THE LENDERS COULD PROCEED AGAINST THE COLLATERAL GRANTED TO THEM TO SECURE THAT INDEBTEDNESS OR AGAINST THE GUARANTEES OF THE GUARANTORS OF THE NEW FACILITIES. IF THE DEBT OUTSTANDING UNDER THE NEW FACILITIES WERE TO BE ACCELERATED, THERE CAN BE NO ASSURANCE THAT THE ASSETS OF THE COMPANY AND ITS SUBSIDIARIES WOULD BE SUFFICIENT TO REPAY THE OBLIGATIONS UNDER THE NEW FACILITIES, OTHER SENIOR INDEBTEDNESS, GUARANTOR SENIOR INDEBTEDNESS OR THE EXCHANGE NOTES. SUBSTANTIALLY ALL THE ASSETS OF THE COMPANY AND ITS SUBSIDIARIES SECURE THE NEW FACILITIES. SEE "LIQUIDITY AND CAPITAL RESOURCES."

THE COMPANY IS SUBJECT TO A VARIETY OF STATE, LOCAL AND FEDERAL REGULATIONS THAT AFFECT THE HEALTH CARE INDUSTRY, WHICH MAY AFFECT ITS ABILITY TO GENERATE REVENUE OR SUBJECT IT TO ADDITIONAL EXPENSES. THE COMPANY OR ITS LANDLORD LEASES A PORTION OF EACH OF THE COMPANY'S STORES OR ADJACENT SPACE TO AN INDEPENDENT OPTOMETRIST. THE AVAILABILITY OF SUCH PROFESSIONAL SERVICES WITHIN OR ADJACENT TO THE COMPANY'S STORES IS CRITICAL TO THE COMPANY'S MARKETING STRATEGY. THE DELIVERY OF HEALTH CARE, INCLUDING THE RELATIONSHIPS AMONG HEALTH CARE PROVIDERS SUCH AS OPTOMETRISTS AND SUPPLIERS (E.G., PROVIDERS OF EYEWEAR), IS SUBJECT TO EXTENSIVE FEDERAL AND STATE REGULATION. THE LAWS OF MANY STATES PROHIBIT BUSINESS CORPORATIONS SUCH AS THE COMPANY FROM PRACTICING MEDICINE OR EXERCISING CONTROL OVER THE MEDICAL JUDGMENTS OR DECISIONS OF PHYSICIANS AND FROM ENGAGING IN CERTAIN FINANCIAL ARRANGEMENTS, SUCH AS SPLITTING FEES WITH PHYSICIANS. THESE LAWS AND THEIR INTERPRETATIONS VARY FROM STATE TO STATE AND ARE ENFORCED BY BOTH COURTS AND REGULATORY AUTHORITIES, EACH WITH BROAD DISCRETION. THE COMPANY HAS ADDRESSED THESE PROHIBITIONS WITH THREE DISTINCT OPERATING STRUCTURES. WITH RESPECT TO 198 OF ITS STORES, THE COMPANY SUBLEASES A PORTION OF THE SPACE WITHIN OR ADJACENT TO ITS STORE TO AN INDEPENDENT OD. IN FORTY-SIX OF THE STORES, THE COMPANY DIRECTLY EMPLOYS THE OPTOMETRIST. IN SIXTY-FOUR OF THE COMPANY'S STORES, THE COMPANY HAS STRUCTURED ITS BUSINESS RELATIONSHIPS WITH INDEPENDENT OPTOMETRISTS BY SUBLEASING THE ENTIRE PREMISES TO THE OD PC AND ENTERING INTO A LONG-TERM MANAGEMENT AGREEMENT TO MANAGE THE OPTOMETRIST'S ENTIRE PRACTICE (WHICH INCLUDES THE OPTICAL DISPENSARY AS WELL AS THE PROFESSIONAL EYE EXAMINATION PRACTICE). VIOLATIONS OF THESE LAWS COULD RESULT IN CENSURE OR DELICENSING OF OPTOMETRISTS, CIVIL OR CRIMINAL PENALTIES, INCLUDING LARGE CIVIL MONETARY PENALTIES, OR OTHER SANCTIONS. IN ADDITION, A DETERMINATION IN ANY STATE THAT THE COMPANY IS ENGAGED IN THE CORPORATE PRACTICE OF MEDICINE
OR ANY UNLAWFUL FEE-SPLITTING ARRANGEMENT COULD RENDER ANY SERVICE AGREEMENT BETWEEN THE COMPANY AND OPTOMETRISTS LOCATED IN SUCH STATE UNENFORCEABLE OR
SUBJECT TO MODIFICATION, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY. THE COMPANY BELIEVES IT IS CURRENTLY IN MATERIAL COMPLIANCE WITH EACH OF THESE LAWS; HOWEVER, COURTS AND REGULATORY AUTHORITIES WILL DETERMINE THAT THESE OPERATING STRUCTURES COMPLY WITH APPLICABLE LAWS AND REGULATIONS. SEE "BUSINESS - GOVERNMENT REGULATION."

     THE FRAUD AND ABUSE PROVISIONS OF THE SOCIAL SECURITY ACT AND ANTI-KICKBACK LAWS AND REGULATIONS ADOPTED IN MANY STATES PROHIBIT THE SOLICITATION, PAYMENT, RECEIPT, OR OFFERING OF ANY DIRECT OR INDIRECT REMUNERATION IN RETURN FOR, OR AS AN INDUCEMENT TO, CERTAIN REFERRALS OF PATIENTS, ITEMS OR SERVICES. PROVISIONS OF THE SOCIAL SECURITY ACT ALSO IMPOSE SIGNIFICANT PENALTIES FOR FALSE OR IMPROPER BILLINGS TO MEDICARE AND MEDICAID, AND MANY STATES HAVE ADOPTED SIMILAR LAWS APPLICABLE TO ANY PAYOR OF HEALTH CARE SERVICES. IN ADDITION, THE STARK SELF-REFERRAL LAW IMPOSES RESTRICTIONS ON PHYSICIANS' REFERRALS FOR DESIGNATED HEALTH SERVICES REIMBURSABLE BY MEDICARE OR MEDICAID TO ENTITIES WITH WHICH THE PHYSICIANS HAVE FINANCIAL RELATIONSHIPS, INCLUDING THE RENTAL OF SPACE IF CERTAIN REQUIREMENTS HAVE NOT BEEN SATISFIED. MANY STATES HAVE ADOPTED SIMILAR SELF-

REFERRAL LAWS WHICH ARE NOT LIMITED TO MEDICARE OR MEDICAID REIMBURSED SERVICES. VIOLATIONS OF ANY OF THESE LAWS MAY RESULT IN SUBSTANTIAL CIVIL OR CRIMINAL PENALTIES, INCLUDING DOUBLE AND TREBLE CIVIL MONETARY PENALTIES, AND, IN THE CASE OF VIOLATIONS OF FEDERAL LAWS, EXCLUSION FROM PARTICIPATION IN THE MEDICARE AND MEDICAID PROGRAMS. SUCH EXCLUSIONS AND PENALTIES, IF APPLIED TO THE COMPANY, COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY. THE COMPANY IS CURRENTLY IN MATERIAL COMPLIANCE WITH ALL OF THE FOREGOING LAWS AND NO DETERMINATION OF ANY VIOLATION IN ANY STATE HAS BEEN MADE WITH RESPECT TO THE FOREGOING LAWS.

THE COMPANY'S FUTURE SUCCESS WILL DEPEND ON ITS ABILITY TO ENTER INTO MANAGED CARE CONTRACTS. AS AN INCREASING PERCENTAGE OF PATIENTS ENTER INTO HEALTH CARE COVERAGE ARRANGEMENTS WITH MANAGED CARE PAYORS, THE COMPANY BELIEVES THAT ITS SUCCESS WILL BE, IN PART, DEPENDENT UPON THE COMPANY'S ABILITY TO NEGOTIATE CONTRACTS WITH EMPLOYER GROUPS AND OTHER PRIVATE THIRD PARTY PAYORS. MANY OF THE EXISTING MANAGED CARE CONTRACTS MAY BE TERMINATED WITH LITTLE OR NO NOTICE. THERE IS NO CERTAINTY THAT THE COMPANY WILL BE ABLE TO ESTABLISH OR MAINTAIN SATISFACTORY RELATIONSHIPS WITH MANAGED CARE AND OTHER THIRD PARTY PAYORS, MANY OF WHICH ALREADY HAVE EXISTING PROVIDER STRUCTURES IN PLACE AND MAY NOT BE ABLE OR WILLING TO CHANGE THEIR PROVIDER NETWORKS. THE INABILITY OF THE COMPANY TO MAINTAIN ITS CURRENT RELATIONSHIPS OR ENTER INTO SUCH ARRANGEMENTS IN THE FUTURE COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

     THE COMPANY'S CONTRACTUAL ARRANGEMENTS WITH MANAGED CARE COMPANIES ON THE ONE HAND, AND THE NETWORKS OF OPTOMETRISTS AND OTHER PROVIDERS ON THE OTHER, ARE SUBJECT TO FEDERAL AND STATE REGULATIONS, INCLUDING BUT NOT LIMITED TO THE
FOLLOWING:

INSURANCE LICENSURE. MOST STATES IMPOSE STRICT LICENSURE REQUIREMENTS ON HEALTH INSURANCE COMPANIES, HMOS AND OTHER COMPANIES THAT ENGAGE IN THE BUSINESS OF INSURANCE. IN MOST STATES, THESE LAWS DO NOT APPLY TO NETWORKS PAID ON A DISCOUNTED FEE-FOR-SERVICE ARRANGEMENTS OR ON A CAPITATED BASIS. IN THE EVENT THAT THE COMPANY IS REQUIRED TO BECOME LICENSED UNDER THESE LAWS, THE LICENSURE PROCESS CAN BE LENGTHY AND TIME CONSUMING. IN ADDITION, MANY OF THE LICENSING REQUIREMENTS MANDATE STRICT FINANCIAL AND OTHER REQUIREMENTS WHICH THE COMPANY MAY NOT BE ABLE TO MEET.

ANY  WILLING  PROVIDER  LAWS.  SOME  STATES  HAVE  ADOPTED,  AND  OTHERS  ARE
CONSIDERING, LEGISLATION THAT REQUIRES MANAGED CARE PAYORS TO INCLUDE ANY PROVIDER WHO IS WILLING TO ABIDE BY THE TERMS OF THE MANAGED CARE PAYOR'S CONTRACTS AND/OR PROHIBIT TERMINATION OF PROVIDERS WITHOUT CAUSE. SUCH LAWS
WOULD LIMIT THE ABILITY OF THE COMPANY TO DEVELOP EFFECTIVE MANAGED CARE PROVIDER NETWORKS IN SUCH STATES.

ANTITRUST LAWS. THE COMPANY AND ITS NETWORKS OF PROVIDERS ARE SUBJECT TO A RANGE OF ANTITRUST LAWS THAT PROHIBIT ANTI-COMPETITIVE CONDUCT, INCLUDING PRICE-FIXING, CONCERTED REFUSALS TO DEAL AND DIVISIONS OF MARKETS. THERE CAN BE NO ASSURANCE THAT THERE WILL NOT BE A CHALLENGE TO THE COMPANY'S OPERATIONS ON THE BASIS OF AN ANTITRUST VIOLATION IN THE FUTURE.

ANY TERMINATION OF THE COMPANY'S LONG TERM PROFESSIONAL CORPORATION MANAGEMENT AGREEMENTS OR A DISPUTE WITH THE OD PCS WOULD HARM ITS BUSINESS. SIXTY-FOUR OF THE STORES ARE SUBLEASED TO AN OD PC THAT EMPLOYS THE ODS, AND THE COMPANY (THROUGH ITS SUBSIDIARIES)

OPERATES THE STORE THROUGH THE PROVISION OF MANAGEMENT SERVICES TO THE OD PC (INCLUDING MANAGEMENT OF THE PROFESSIONAL PRACTICE AND OPTICAL RETAIL BUSINESS). EACH OF THE OD PCS OWN BETWEEN TWELVE AND TWENTY-FOUR STORES. EACH OF THESE
RELATIONSHIPS IS MATERIAL TO THE COMPANY. IN ADDITION, THE COMPANY HAS A RIGHT TO, AND WITH RESPECT TO THE HOUR EYE'S LOCATIONS THE OD PC HAS THE RIGHT TO CAUSE THE COMPANY TO, DESIGNATE ANOTHER OPTOMETRIST TO PURCHASE THE STOCK OR
ASSETS  OF  THE  OD  PC  AT AN AGREED UPON CALCULATION TO DETERMINE THE PURCHASE
PRICE. AT DECEMBER 28, 2002, THESE PRICES RANGE FROM $3.0 MILLION TO $5.0 MILLION IN THE AGGREGATE. WHILE THESE CONTRACTS ARE LONG-TERM COMMITMENTS, NO ASSURANCES CAN BE GIVEN AS TO THE LIKELIHOOD OF AN AGREEMENT BEING TERMINATED BY AN OD OR A DISPUTE ARISING BETWEEN THE COMPANY AND THE OD AND TO THE RESULTING IMPACT ON THE COMPANY'S REVENUES AND CASHFLOWS. A FINDING THAT THE OD PC DOES NOT COMPLY WITH APPLICABLE LAWS, A DISPUTE WITH AN OD PC OR THE TERMINATION OF A MANAGEMENT RELATIONSHIP COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

PROPOSED AND FUTURE HEALTH CARE REFORM INITIATIVES COULD HARM THE COMPANY. THERE HAVE BEEN NUMEROUS INITIATIVES AT THE FEDERAL AND STATE LEVELS FOR COMPREHENSIVE REFORMS AFFECTING THE PAYMENT FOR AND AVAILABILITY OF HEALTHCARE SERVICES. THE COMPANY BELIEVES THAT SUCH INITIATIVES WILL CONTINUE DURING THE FORESEEABLE FUTURE. ASPECTS OF CERTAIN OF THESE REFORMS AS PROPOSED IN THE PAST OR OTHERS THAT MAY BE INTRODUCED COULD, IF ADOPTED, ADVERSELY AFFECT THE COMPANY.

     THE FOLLOWING, AMONG OTHERS, ARE POTENTIAL GOVERNMENTAL INITIATIVES WHICH MAY HAVE AN ADVERSE EFFECT ON THE COMPANY.

LICENSURE. THE COMPANY MUST OBTAIN LICENSES OR CERTIFICATIONS TO OPERATE ITS BUSINESS IN CERTAIN STATES. TO OBTAIN AND MAINTAIN SUCH LICENSES, THE COMPANY MUST SATISFY CERTAIN LICENSURE STANDARDS. CHANGES IN LICENSURE STANDARDS COULD INCREASE THE COMPANY'S COSTS OR PREVENT THE COMPANY FROM PROVIDING CERTAIN SERVICES, BOTH OF WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY. SEE "BUSINESS."

FRAUD AND ABUSE AND STARK LAWS. THERE ARE A VARIETY OF FEDERAL AND STATE LAWS THAT AFFECT FINANCIAL AND SERVICE ARRANGEMENTS BETWEEN HEALTH CARE PROVIDERS. THE MEDICARE AND MEDICAID ANTI-FRAUD AND ABUSE LAWS, AS WELL AS THE LAWS OF CERTAIN STATES, PROHIBIT HEALTH CARE PROVIDERS FROM OFFERING, PAYING, SOLICITING OR RECEIVING ANY PAYMENTS, DIRECTLY OR INDIRECTLY, IN CASH OR IN KIND, WHICH ARE DESIGNED TO INDUCE OR ENCOURAGE THE REFERRAL OF PATIENTS TO, OR THE RECOMMENDATION OF, A PARTICULAR PROVIDER FOR MEDICAL PRODUCTS AND SERVICES.

     IN ADDITION, FEDERAL LAW, AS WELL AS THE LAWS OF CERTAIN STATES, PROHIBIT A PHYSICIAN, INCLUDING AN OPTOMETRIST OR OPHTHALMOLOGIST, WHO HAS A FINANCIAL
RELATIONSHIP THROUGH AN INVESTMENT INTEREST OR COMPENSATION ARRANGEMENT (OR WHOSE IMMEDIATE FAMILY MEMBER HAS SUCH A FINANCIAL RELATIONSHIP) WITH A PROVIDER OF DESIGNATED HEALTH SERVICES FROM MAKING REFERRALS TO THAT PROVIDER FOR SUCH SERVICES, UNLESS THE FINANCIAL RELATIONSHIP QUALIFIES FOR AN EXCEPTION UNDER THE APPLICABLE LAW. THE FEDERAL LAW, AS WELL AS THE LAWS OF CERTAIN STATES, ALSO PROHIBIT THE PROVIDER OF SUCH SERVICES FROM BILLING FOR SERVICES PROVIDED AS THE RESULT OF A PROHIBITED REFERRAL. UNDER THE FEDERAL LAW, DESIGNATED HEALTH SERVICES IN CERTAIN INSTANCES INCLUDE EYE GLASSES AND LENSES. THE FEDERAL GOVERNMENT HAS ISSUED PROPOSED REGULATIONS WHICH FURTHER DESCRIBE PROHIBITED
REFERRALS, THE NATURE OF FINANCIAL RELATIONSHIPS AND PERMITTED EXCEPTIONS. THE COMPANY BELIEVES THAT IT IS IN

MATERIAL COMPLIANCE WITH THESE REGULATIONS AS PROPOSED. THE FEDERAL GOVERNMENT HAS NOT YET ISSUED FINAL REGULATIONS.

     THE COMPANY HAS FINANCIAL RELATIONSHIPS WITH NUMEROUS PHYSICIANS TO WHICH THESE LAWS AND REGULATIONS APPLY. WHILE THE COMPANY REVIEWS SUCH ARRANGEMENTS FOR COMPLIANCE WITH APPLICABLE LAWS AND REGULATIONS, THE COMPANY HAS NOT REQUESTED, AND HAS NOT RECEIVED, FROM ANY GOVERNMENTAL AGENCY AN ADVISORY OPINION FINDING THAT SUCH RELATIONSHIPS ARE IN COMPLIANCE WITH APPLICABLE LAWS AND REGULATIONS, AND ALL SUCH FINANCIAL RELATIONSHIPS MAY NOT BE FOUND TO COMPLY WITH SUCH LAWS AND REGULATIONS. IT IS ALSO POSSIBLE THAT FUTURE INTERPRETATIONS OF SUCH LAWS AND REGULATIONS WILL REQUIRE MODIFICATIONS TO THE COMPANY'S BUSINESS ARRANGEMENTS.

     VIOLATIONS OF THESE LAWS AND REGULATIONS MAY RESULT IN SUBSTANTIAL CIVIL OR CRIMINAL PENALTIES, INCLUDING DOUBLE AND TREBLE MONETARY PENALTIES, AND, IN THE CASE OF VIOLATIONS OF FEDERAL LAWS AND REGULATIONS, EXCLUSION FROM THE MEDICARE AND MEDICAID PROGRAMS. SUCH EXCLUSIONS AND PENALTIES, IF APPLIED TO THE COMPANY, COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

CHANGES IN REIMBURSEMENT. GOVERNMENT REVENUE SOURCES ARE SUBJECT TO STATUTORY AND REGULATORY CHANGES, ADMINISTRATIVE RULINGS, INTERPRETATIONS OF POLICY, DETERMINATIONS BY FISCAL INTERMEDIARIES AND CARRIERS, AND GOVERNMENT FUNDING LIMITATIONS, ALL OF WHICH MAY MATERIALLY INCREASE OR DECREASE THE RATES OF PAYMENT AND CASH FLOW TO THE COMPANY. THERE IS NO ASSURANCE THAT PAYMENTS MADE UNDER SUCH PROGRAMS WILL REMAIN AT LEVELS COMPARABLE TO THE PRESENT LEVELS OR BE SUFFICIENT TO COVER ALL OPERATING AND FIXED COSTS. GOVERNMENT OR THIRD PARTY PAYORS MAY RETROSPECTIVELY AND/OR PROSPECTIVELY ADJUST PREVIOUS PAYMENTS TO THE COMPANY IN AMOUNTS WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

THE COMPANY IS VULNERABLE TO POSSIBLE FRANCHISE CLAIMS. TWO OPTOMETRISTS ASSERTED CLAIMS ARISING OUT OF THE NONRENEWAL OF THEIR SUBLEASES OF OFFICE SPACE WITH THE COMPANY AND THEIR TRADEMARK LICENSE AGREEMENTS WITH ENCLAVE ADVANCEMENT GROUP, INC., A SUBSIDIARY OF THE COMPANY ("ENCLAVE"). SUCH OPTOMETRISTS CONTENDED THAT THE LEASING OF SPACE FROM THE COMPANY, COUPLED WITH THE LICENSE FROM ENCLAVE OF CERTAIN TRADEMARKS, CONSTITUTED A FRANCHISE, AND SUCH OPTOMETRISTS HAVE ALLEGED VARIOUS CLAIMS ARISING OUT OF THIS CONTENTION. THIS CLAIM WAS SETTLED IN MAY, 1998. WHILE THE COMPANY BELIEVES THAT THE STRUCTURE OF THE RELATIONSHIPS AMONG THE COMPANY, ENCLAVE AND THE OPTOMETRISTS WERE OPERATING NEAR THE COMPANY'S RETAIL STORES DOES NOT CONSTITUTE A FRANCHISE, NO ASSURANCE CAN BE GIVEN THAT A CLAIM, ACTION OR PROCEEDING WILL NOT BE BROUGHT AGAINST THE COMPANY OR ENCLAVE ASSERTING THAT A FRANCHISE EXISTS.

THE COMPANY RELIES ON THIRD-PARTY REIMBURSEMENT, THE FUTURE REDUCTION OF WHICH WOULD HARM ITS BUSINESS. THE COST OF A SIGNIFICANT PORTION OF MEDICAL CARE IN THE UNITED STATES IS FUNDED BY GOVERNMENT AND PRIVATE INSURANCE PROGRAMS, SUCH AS MEDICARE, MEDICAID AND CORPORATE HEALTH INSURANCE PLANS. ACCORDING TO GOVERNMENTAL PROJECTIONS, IT IS EXPECTED THAT MORE MEDICAL BENEFICIARIES WHO ARE SIGNIFICANT CONSUMERS OF EYE CARE SERVICES WILL ENROLL IN MANAGEMENT CARE ORGANIZATIONS. THE HEALTH CARE INDUSTRY IS EXPERIENCING A TREND TOWARD COST-CONTAINMENT WITH GOVERNMENTAL AND PRIVATE THIRD PARTY PAYORS SEEKING TO IMPOSE LOWER REIMBURSEMENT, UTILIZATION RESTRICTIONS AND RISK-BASED COMPENSATION ARRANGEMENTS. PRIVATE THIRD-PARTY REIMBURSEMENT PLANS ARE ALSO DEVELOPING INCREASINGLY SOPHISTICATED METHODS OF CONTROLLING HEALTH CARE COSTS THROUGH

REDESIGN OF BENEFITS AND EXPLORATIONS OF MORE COST-EFFECTIVE METHODS OF DELIVERING HEALTH CARE. ACCORDINGLY, THERE CAN BE NO ASSURANCE THAT REIMBURSEMENT FOR PURCHASE AND USE OF EYE CARE SERVICES WILL NOT BE LIMITED OR REDUCED AND THEREBY ADVERSELY AFFECT FUTURE SALES BY THE COMPANY.

THE COMPANY MAY BE EXPOSED TO A SIGNIFICANT RISK FROM LIABILITY CLAIMS IF IT IS UNABLE TO OBTAIN INSURANCE, AT ACCEPTABLE COSTS, TO PROTECT IT AGAINST POTENTIAL LIABILITY CLAIMS. THE PROVISION OF PROFESSIONAL EYE CARE SERVICES ENTAILS AN INHERENT RISK OF PROFESSIONAL MALPRACTICE AND OTHER SIMILAR CLAIMS. THE COMPANY DOES NOT INFLUENCE OR CONTROL THE PRACTICE OF OPTOMETRY BY THE OPTOMETRISTS THAT IT EMPLOYS OR AFFILIATES WITH, NOR DOES IT HAVE RESPONSIBILITY FOR THEIR COMPLIANCE WITH CERTAIN REGULATORY AND OTHER REQUIREMENTS DIRECTLY APPLICABLE TO THESE INDIVIDUAL PROFESSIONALS. AS A RESULT OF THE RELATIONSHIP BETWEEN THE EMPLOYED AND AFFILIATED OPTOMETRISTS AND THE COMPANY, HOWEVER, THE COMPANY MAY BECOME SUBJECT TO PROFESSIONAL MALPRACTICE ACTIONS OR CLAIMS UNDER VARIOUS THEORIES RELATING TO THE PROFESSIONAL SERVICES PROVIDED BY THESE INDIVIDUALS. THE COMPANY MAY NOT BE ABLE TO CONTINUE TO OBTAIN ADEQUATE LIABILITY INSURANCE AT REASONABLE RATES, IN WHICH EVENT, ITS INSURANCE MAY NOT BE ADEQUATE TO COVER CLAIMS ASSERTED AGAINST IT, IN WHICH EVENT, ITS FUTURE CASH POSITION COULD BE REDUCED AND ITS ABILITY TO CONTINUE OPERATIONS COULD BE JEOPARDIZED.

IF THE COMPANY IS UNABLE TO MAKE A CHANGE OF CONTROL PAYMENT, IT WILL BE IN DEFAULT UNDER THE INDENTURE. UPON THE OCCURRENCE OF A CHANGE OF CONTROL, SUBJECT TO CERTAIN CONDITIONS, THE COMPANY WILL BE REQUIRED TO MAKE AN OFFER TO PURCHASE ALL OF THE OUTSTANDING EXCHANGE NOTES AT A PRICE EQUAL TO 101% OF THE PRINCIPAL AMOUNT THEREOF AT THE DATE OF PURCHASE PLUS ACCRUED AND UNPAID INTEREST, IF ANY, TO THE DATE OF PURCHASE. IF A CHANGE OF CONTROL WERE TO OCCUR, THERE CAN BE NO ASSURANCE THAT THE COMPANY WOULD HAVE SUFFICIENT FUNDS TO PAY THE REPURCHASE PRICE FOR ALL EXCHANGE NOTES TENDERED BY THE HOLDERS THEREOF; SUCH FAILURE WOULD RESULT IN AN EVENT OF DEFAULT UNDER THE INDENTURE. THE OCCURRENCE OF A CHANGE OF CONTROL WOULD CONSTITUTE A DEFAULT UNDER THE NEW FACILITIES AND MIGHT CONSTITUTE A DEFAULT UNDER THE OTHER AGREEMENTS GOVERNING INDEBTEDNESS THAT THE COMPANY OR ITS SUBSIDIARIES MAY ENTER INTO FROM TIME TO TIME. IN ADDITION, THE NEW FACILITIES PROHIBITS THE PURCHASE OF THE NOTES BY THE COMPANY IN THE EVENT OF A CHANGE OF CONTROL, UNLESS AND UNTIL SUCH TIME AS THE INDEBTEDNESS UNDER THE NEW FACILITIES IS REPAID IN FULL. THE COMPANY'S FAILURE TO PURCHASE THE NOTES IN SUCH INSTANCE WOULD RESULT IN A DEFAULT UNDER EACH OF THE INDENTURE AND THE NEW FACILITIES. THE INABILITY TO REPAY THE INDEBTEDNESS UNDER THE NEW FACILITIES, IF ACCELERATED, COULD HAVE A MATERIAL ADVERSE CONSEQUENCES TO THE COMPANY AND TO HOLDERS OF THE EXCHANGE NOTES. FUTURE
INDEBTEDNESS OF THE COMPANY MAY ALSO CONTAIN PROHIBITIONS OF CERTAIN EVENTS OR TRANSACTIONS THAT COULD CONSTITUTE A CHANGE OF CONTROL OR REQUIRE SUCH INDEBTEDNESS TO BE REPURCHASED UPON A CHANGE OF CONTROL. SEE "LIQUIDITY AND CAPITAL RESOURCES."

IF THE COMPANY FAILS TO MAKE TIMELY PAYMENTS ON ANY OF ITS INDEBTEDNESS, AN EVENT OF DEFAULT UNDER THE INDENTURE WOULD BE TRIGGERED THE FAILURE TO PAY PRINCIPAL AT MATURITY UNDER THE TERMS OF ANY INDEBTEDNESS, AFTER GIVING EFFECT TO ANY APPLICABLE GRACE PERIOD OR EXTENSIONS THEREOF, BY THE COMPANY, RESULTING IN A DEFAULT UNDER SUCH INDEBTEDNESS, WOULD RESULT IN AN EVENT OF DEFAULT UNDER THE EXCHANGE NOTES. IF SUCH AN EVENT OF DEFAULT WERE TO OCCUR, THERE CAN BE NO ASSURANCE THAT THE COMPANY WOULD HAVE SUFFICIENT FUNDS TO PAY THE REPURCHASE PRICE FOR ALL EXCHANGE NOTES TENDERED BY THE HOLDERS THEREOF. FUTURE INDEBTEDNESS OF THE COMPANY MAY ALSO CONTAIN

PROHIBITIONS OF CERTAIN EVENTS OR TRANSACTIONS THAT WOULD CONSTITUTE A CHANGE OF CONTROL OR REQUIRE SUCH INDEBTEDNESS TO BE REPURCHASED UPON A CHANGE OF CONTROL.

IN BANKRUPTCY, THE EXCHANGE NOTES MAY BE INVALIDATED OR SUBORDINATED TO OTHER DEBTS OF THE COMPANY. UNDER APPLICABLE PROVISIONS OF FEDERAL BANKRUPTCY LAW OR COMPARABLE PROVISIONS OF STATE FRAUDULENT CONVEYANCE LAW, IF, AMONG OTHER THINGS, THE COMPANY OR THE GUARANTORS, AT THE TIME IT INCURRED THE INDEBTEDNESS EVIDENCE BY THE EXCHANGE NOTES OR THE GUARANTEES, AS THE CASE MAY BE, (I) (A) WAS OR IS INSOLVENT OR RENDERED INSOLVENT BY REASON OF SUCH OCCURRENCE OF (B)
WAS OR IS ENGAGED IN A BUSINESS OR TRANSACTION OF WHICH THE ASSETS REMAINING WITH THE COMPANY OR THE GUARANTORS WERE UNREASONABLY SMALL OR CONSTITUTE UNREASONABLY SMALL CAPITAL OR (C) INTENDED OR INTENDS TO INCUR, OR BELIEVED, BELIEVES OR SHOULD HAVE BELIEVED THAT IT WOULD INCUR, DEBTS BEYOND ITS ABILITY TO REPAY SUCH DEBTS AS THEY MATURE AND (II) THE COMPANY OR THE GUARANTOR RECEIVED OR RECEIVES LESS THAN THE REASONABLY EQUIVALENT VALUE OR FAIR CONSIDERATION FOR THE INCURRENCE OF SUCH INDEBTEDNESS, THE EXCHANGE NOTES AND THE GUARANTEES COULD BE INVALIDATED OR SUBORDINATED TO ALL OTHER DEBTS OF THE COMPANY OR THE GUARANTORS, AS THE CASE MAY BE. THE EXCHANGE NOTES OR GUARANTEES COULD ALSO BE INVALIDATED OR SUBORDINATED IF IT WERE FOUND THAT THE COMPANY OR THE GUARANTOR, AS THE CASE MAY BE, INCURRED INDEBTEDNESS IN CONNECTION WITH THE EXCHANGE NOTES OR THE GUARANTEES WITH THE INTENT OF HINDERING, DELAYING OR DEFRAUDING CURRENT OR FUTURE CREDITORS OF THE COMPANY OR THE GUARANTORS, AS THE CASE MAY BE. IN ADDITION, THE PAYMENT OF INTEREST AND PRINCIPAL BY THE COMPANY PURSUANT TO THE EXCHANGE NOTES OR THE PAYMENT OF AMOUNTS BY THE GUARANTORS
PURSUANT TO THE GUARANTEES COULD BE VOIDED AND REQUIRED TO BE RETURNED TO THE PERSON MAKING SUCH PAYMENT, OR TO A FUND FOR THE BENEFIT OF THE CREDITORS OF THE COMPANY OR THE GUARANTORS, AS THE CASE MAY BE.

     THE MEASURES OF INSOLVENCY FOR PURPOSES OF THE FOREGOING CONSIDERATIONS WILL VARY DEPENDING UPON THE LAW APPLIED IN ANY PROCEEDING WITH RESPECT TO THE FOREGOING. GENERALLY, HOWEVER, THE COMPANY OR THE GUARANTORS WOULD BE CONSIDERED INSOLVENT IF (I) THE SUM OF ITS DEBTS, INCLUDING CONTINGENT LIABILITIES, WERE GREATER THAN THE SUM OF ALL OF ITS ASSETS AT A FAIR VALUATION OR IF THE PRESENT FAIR SALEABLE VALUE OF ITS ASSETS WERE LESS THAN THE AMOUNT THAT WOULD BE REQUIRED TO PAY ITS PROBABLE LIABILITY ON ITS EXISTING DEBTS, INCLUDING CONTINGENT LIABILITIES, AS THEY BECOME ABSOLUTE AND MATURE OR (II) IT COULD NOT PAY ITS DEBTS AS THEY BECOME DUE.

     TO THE EXTENT THE GUARANTEES WERE VOIDED AS A FRAUDULENT CONVEYANCE OR HELD UNENFORCEABLE FOR ANY OTHER REASON, HOLDERS OF EXCHANGE NOTES WOULD CEASE TO HAVE ANY CLAIM IN RESPECT OF THE GUARANTORS AND WOULD BE CREDITORS SOLELY OF THE COMPANY. IN SUCH EVENT, THE CLAIMS OF HOLDERS OF EXCHANGE NOTES AGAINST THE GUARANTORS WOULD BE SUBJECT TO THE PRIOR PAYMENT OF ALL LIABILITIES AND PREFERRED STOCK CLAIMS OF THE GUARANTORS. THERE CAN BE NO ASSURANCE THAT, AFTER PROVIDING FOR ALL PRIOR CLAIMS AND PREFERRED STOCK INTERESTS, IF ANY, THERE WOULD BE SUFFICIENT ASSETS TO SATISFY THE CLAIMS OF HOLDERS OF EXCHANGE NOTES RELATING TO ANY VOIDED PORTIONS OF THE GUARANTEES.


THL CONTROLS THE COMPANY AND MAY HAVE INTERESTS THAT DIVERGE FROM THOSE OF THE HOLDERS OF THE EXCHANGE NOTES. THL OWNS APPROXIMATELY 90.2% OF THE ISSUED AND OUTSTANDING COMMON STOCK. ACCORDINGLY, THL CONTROLS THE COMPANY AND HAS ELECTED A MAJORITY OF ITS DIRECTORS, APPOINTED NEW MANAGEMENT AND APPROVED ANY ACTION REQUIRING THE APPROVAL OF THE HOLDERS OF

COMMON STOCK, INCLUDING ADOPTING AMENDMENTS TO THE COMPANY'S CHARTER AND APPROVING MERGERS OR SALES OF SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS. THE
DIRECTORS ELECTED BY THL HAVE THE AUTHORITY TO MAKE DECISIONS AFFECTING THE CAPITAL STRUCTURE OF THE COMPANY, INCLUDING THE ISSUANCE OF ADDITIONAL CAPITAL STOCK, THE IMPLEMENTATION OF STOCK REPURCHASE PROGRAMS AND THE DECLARATION OF DIVIDENDS. THERE CAN BE NO ASSURANCE THAT THE INTERESTS OF THL DOES OR WILL NOT CONFLICT WITH THE INTERESTS OF THE HOLDERS OF THE EXCHANGE NOTES. SEE "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

THE COMPANY DEPENDS ON THE ABILITY AND EXPERIENCE OF CERTAIN MEMBERS OF ITS MANAGEMENT TEAM AND THEIR DEPARTURE MAY HURT ITS FINANCIAL PERFORMANCE. THE COMPANY RELIES ON THE SKILLS OF CERTAIN MEMBERS OF ITS SENIOR MANAGEMENT TEAM TO GUIDE OPERATIONS, THE LOSS OF WHICH COULD HAVE AN ADVERSE EFFECT ON ITS OPERATIONS. FURTHERMORE, THE MEMBERS OF ITS SENIOR MANAGEMENT TEAM, OTHER THAN MR. MCCOMAS, HAVE ANNUAL EMPLOYMENT AGREEMENTS WITH THE COMPANY THAT AUTOMATICALLY RENEW UNLESS EITHER PARTY GIVES THIRTY DAY NOTICE. ACCORDINGLY, KEY EXECUTIVES MAY NOT CONTINUE TO WORK FOR THE COMPANY, AND IT MAY NOT HAVE ADEQUATE TIME TO HIRE QUALIFIED REPLACEMENTS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY.

THE EXCHANGE NOTES ARE NOT PUBLICLY TRADED AND THEREFORE MAY NOT BE A LIQUID INVESTMENT. THERE IS NO EXISTING MARKET FOR THE EXCHANGE NOTES AND THERE CAN BE NO ASSURANCES AS TO THE LIQUIDITY OF ANY MARKETS THAT MAY DEVELOP FOR THE EXCHANGE NOTES, THE ABILITY OF HOLDERS OF THE EXCHANGE NOTES TO SELL THEIR
EXCHANGE NOTES, OR THE PRICE AT WHICH HOLDERS WOULD BE ABLE TO SELL THEIR EXCHANGE NOTES. FUTURE TRADING PRICES OF THE EXCHANGE NOTES WILL DEPEND ON MANY FACTORS, INCLUDING AMONG OTHER THINGS, PREVAILING INTEREST RATES, THE COMPANY'S OPERATING RESULTS AND THE MARKET FOR SIMILAR SECURITIES.

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     THE COMPANY IS EXPOSED TO VARIOUS MARKET RISKS. MARKET RISK IS THE POTENTIAL LOSS ARISING FROM ADVERSE CHANGES IN MARKET PRICES AND RATES. THE COMPANY DOES NOT ENTER INTO DERIVATIVE OR OTHER FINANCIAL INSTRUMENTS FOR TRADING OR SPECULATIVE PURPOSES.

INTEREST  RATE  RISK

     THE  COMPANY'S  PRIMARY  MARKET  RISK  EXPOSURE IS INTEREST RATE RISK, WITH
SPECIFIC VULNERABILITY TO CHANGES IN LIBOR. AS OF DECEMBER 28, 2002, $152.1 MILLION OF THE COMPANY'S LONG-TERM DEBT BORE INTEREST AT VARIABLE RATES. ACCORDINGLY, THE COMPANY'S NET INCOME IS AFFECTED BY CHANGES IN INTEREST RATES. ASSUMING A TWO HUNDRED BASIS POINT CHANGE IN THE 2002 AVERAGE INTEREST RATE UNDER THE $152.1 MILLION IN BORROWINGS, THE COMPANY'S 2002 INTEREST EXPENSE WOULD HAVE CHANGED APPROXIMATELY $3.0 MILLION.

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

THE EFFECTS OF THE CHANGE IN THE LEVEL OF OVERALL ECONOMIC ACTIVITY THAT COULD EXIST IN SUCH AN ENVIRONMENT.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

     THE FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ARE SET FORTH IN THIS ANNUAL REPORT ON FORM 10-K COMMENCING ON PAGE F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NONE.

                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     THE TABLE BELOW SETS FORTH THE NAMES, AGES AND POSITIONS OF THE EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY.



NAME . . . . . . . . . . . . . . . . . . .  AGE  POSITION
------                                      ---  --------

DAVID E. MCCOMAS . . . . . . . . . . . . .   60  PRESIDENT AND CHIEF EXECUTIVE OFFICER
ALAN E. WILEY. . . . . . . . . . . . . . .   55  EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                                 PRESIDENT OF MANAGED VISION CARE, SECRETARY AND TREASURER
GEORGE E. GEBHARDT . . . . . . . . . . . .   52  EXECUTIVE VICE PRESIDENT OF MERCHANDISING, MARKETING AND
                                                 REAL ESTATE/CONSTRUCTION
ROBERT T. COX. . . . . . . . . . . . . . .   37  VICE PRESIDENT OF HUMAN RESOURCES
BERNARD W. ANDREWS . . . . . . . . . . . .   61  CHAIRMAN
NORMAN S. MATTHEWS . . . . . . . . . . . .   69  DIRECTOR
ANTOINE G. TREUILLE. . . . . . . . . . . .   53  DIRECTOR
ANTHONY J. DINOVI. . . . . . . . . . . . .   40  DIRECTOR
WARREN C. SMITH, JR. . . . . . . . . . . .   46  DIRECTOR
CHARLES A. BRIZIUS . . . . . . . . . . . .   34  DIRECTOR

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

REAL ESTATE/CONSTRUCTION IN APRIL 2002. MR. GEBHARDT WAS WITH VISIONWORKS FROM FEBRUARY 1994 TO SEPTEMBER 1996 SERVING IN VARIOUS POSITIONS, MOST RECENTLY SENIOR VICE PRESIDENT OF MERCHANDISING AND MARKETING. PRIOR TO THAT, MR. GEBHARDT SPENT OVER THIRTEEN YEARS WITH ECKERD CORPORATION IN VARIOUS OPERATIONAL POSITIONS INCLUDING SENIOR VICE PRESIDENT, GENERAL MANAGER OF ECKERD VISION GROUP. MR. GEBHARDT ALSO SPENT SEVEN YEARS WORKING FOR PROCTER & GAMBLE SERVING IN VARIOUS POSITIONS INCLUDING UNIT SALES MANAGER OF PROCTER & GAMBLE'S HEALTH AND BEAUTY CARE DIVISION.

     ROBERT T. COX HAS SERVED AS THE VICE PRESIDENT OF HUMAN RESOURCES SINCE APRIL 2002. FROM JANUARY 1999 THROUGH APRIL 2002, MR. COX SERVED AS THE DIVISION HUMAN RESOURCE MANAGER FOR THE HOME DEPOT IN THE PHOENIX, ARIZONA AND SURROUNDING MARKETS. FROM DECEMBER 1987 THROUGH DECEMBER 1998, MR. COX HELD SEVERAL HUMAN RESOURCES POSITIONS TO INCLUDE REGIONAL HUMAN RESOURCE MANAGER WITH WESTERN AUTO SUPPLY CO. (A DIVISION OF SEARS ROEBUCK & CO.). MR. COX HAS
OVER  TWENTY  YEARS  OF  RETAIL  EXPERIENCE.

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

ITEM  11.  EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning the compensation paid during the last three years to the Company's Chief Executive Officer and the four other most highly compensated executive officers serving as executive officers at the end of fiscal 2002 (the "Named Executive Officers").



                                          SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM
                                                                                        COMPENSATION
                                                                 ANNUAL                -------------
                                                              COMPENSATION                 AWARDS
                                                ----------------------------------------------------
                                                                         OTHER ANNUAL  SECURITIES   ALL OTHER
                                                                         COMPENSATION  UNDERLYING COMPENSATION
NAME AND PRINCIPAL POSITION . . . .   .  YEAR     SALARY($)(A)  BONUS($)(B)      ($)(C) OPTIONS(#)      ($)(D)
-------------------------------------  ------------  -------------  -------------  -------  ----------  ------

David E. McComas. . . . . . . . . . .          2002        474,038        650,000        -     233,000       -
   President and Chief. . . . . . . .          2001        399,109        112,500        -           -       -
   Executive Officer. . . . . . . . .          2000        349,836              -        -           -       -

Alan E. Wiley . . . . . . . . . . . .          2002        287,692        319,000        -      71,500       -
   Executive Vice President,. . . . .          2001        258,038         68,750        -           -       -
   Chief Financial Officer, . . . . .          2000        241,982              -        -           -       -
   President of Managed Vision Care,
   Secretary and Treasurer

George E. Gebhardt. . . . . . . . . .          2002        237,692        264,000        -      56,500       -
   Executive Vice President of. . . .          2001        223,692         25,000        -           -       -
   Merchandising, Marketing and . . .          2000        215,192              -        -           -       -
   Construction/Real Estate

Bernard W. Andrews. . . . . . . . . .          2002        132,308              -        -     281,275
   Chairman of the Board. . . . . . .          2001        359,616              -        -           -   6,236
                                               2000        582,695              -        -           -   5,654

Robert T. Cox (e) . . . . . . . . . .          2002         86,538         98,214   42,701       17,000       -
   Vice President of Human. . . . . .          2001              -              -        -           -       -
   Resources. . . . . . . . . . . . .          2000              -              -        -           -       -

____________

(a) Represents annual salary, including any compensation deferred by the Named Executive Officer pursuant to the Company 401(k) defined contribution plan.
(b) Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year.
(c) Except with respect to Mr. Robert T. Cox for 2002, the dollar value of the perquisites and other personal benefits, securities or property paid to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus received by the Named Executive Officer. of the total other annual compensation received by Mr. Cox in 2002, $42,701 related to relocation expenses paid by the Company on behalf of Mr. Cox.
(d) During 2001 and 2000, the Company paid $6,236 and $5,654, respectively, for premiums for term life insurance for Mr. Andrews.
(e) Represents partial year compensation as Mr. Cox's employment commenced on 4/15/02.


STOCK OPTION GRANTS. On June 15, 2001, the Company entered into Option Cancellation Agreements (the "Cancellation Agreements") with certain employees and directors (the "Optionees") to cancel all outstanding options which were granted under the Company's 1998 Stock Option Plan (the "Plan") due to changes in the fair market value of the Company's common stock. The Cancellation Agreements provided that a new grant would be made no earlier than six months and a day after the cancellation of the options and such grant was made on January 8, 2002. The following table sets forth information with respect to the Named Executive Officers concerning options granted during fiscal 2002. The
Named  Executive  Offices  have  not  been  granted  any  SARs  in  fiscal 2002.


                                                                                           POTENTIAL REALIZED
                                 INDIVIDUAL GRANTS                                          VALUE AT ASSUMED
                                                                                              ANNUAL RATES
                                                                                                OF STOCK
                                                                                                  PRICE
                                                                                               APPRECIATION
                                                                                              -------------
                                       NUMBER OF     %OF TOTAL
                                       SECURITIES     OPTIONS      EXERCISE
                                       UNDERLYING    GRANTED TO    OR BASE
                                        OPTIONS     EMPLOYEES IN    PRICE     EXPIRATION
NAME . . . . . .                     .  GRANTED(#)   FISCAL YEAR    ($/SH)      DATE         5%               10%
----------                              -------       ----------   --------   ----------   -------         ------

David E. McComas                        220,000       22.2%        $5.00         1/12      $1,706,461   $2,593,742
                                         13,000        1.3%        $15.13       12/12      $  305,131     $463,785

Alan E. Wiley                            65,000        6.6%        $5.00         1/12      $  504,182     $766,333
                                          6,500        0.7%        $15.13       12/12      $  152,565     $231,892

George E. Gebhardt                       50,000        5.1%        $5.00         1/12      $  387,832     $589,487
                                          6,500        0.7%        $15.13       12/12      $  152,565     $231,892

Bernard W. Andrews                      281,275       29.8%        $5.00         1/12      $2,181,749   $3,316,159

Robert T. Cox                            15,000        1.5%        $5.00         1/12      $  116,350     $176,846
                                          2,000        0.2%        $15.13       12/12      $   46,943      $71,351
____________

     STOCK OPTION EXERCISES AND HOLDINGS TABLE. The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held as of December 28, 2002. The Named Executive Officers have not been granted any SARs.



        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

... . . . . . . . .             .          .  NUMBER OF
... . . . . . . . .             .          .  SECURITIES                 VALUE OF
... . . . . . . . .             .          .  UNDERLYING                UNEXERCISED
... . . . . . . . .             .          .  UNEXERCISED              IN-THE-MONEY
... . . . . . . . .             .          .  OPTIONS AT                OPTIONS AT
... . . . . . . . .                            FY-END (#)                 FY-END ($)
                    SHARES          VALUE  -----------------  ----------------------
... . . . . . . . .  ACQUIRED ON   REALIZED   EXERCISABLE/              EXERCISABLE/
NAME . . . . . . .  EXERCISE (#)    ($)      UNEXERCISABLE            UNEXERCISABLE
------------------  ------------  ---------  ------------------  ----------------------

David E. McComas .             .          .    88,000 / 145,000     891,440 / $1,337,160

Alan E. Wiley. . .             .          .     26,000 / 45,500      $263,380 / $395,070

George E. Gebhardt             .          .     14,000 / 42,500      $141,820 / $364,680

Bernard W. Andrews             .          .   112,510 / 168,765    $1,139,726 / $1,709,589

Robert T. Cox. . .             .          .      - / 17,000            - / $151,950
____________


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

DIRECTOR  COMPENSATION

     The Company and THL Co. entered into a management agreement as of the closing date of the Recapitalization pursuant to which THL Co. receives, among other things, $500,000 per year, plus expenses for management and other consulting services provided to the Company. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     The Company has entered into a consulting agreement with Norman S. Matthews, which provides for the payment of an annual consulting fee of $50,000. The consulting agreement provides for the grant to Mr. Matthews, concurrently with the closing of the Recapitalization, of an option to purchase 110,000 shares as of the closing of the Recapitalization, subject to a vesting schedule which will be one-half time based and one-half performance based, at an exercise price equal to approximately $10.41 per share, the same price paid by THL in connection with the Recapitalization. These options were cancelled in connection with the Cancellation Agreements in 2001 and 111,412 replacement options were issued on January 8, 2002. The replacement options are at an exercise price of $5.00 per share and vest 50% on the date of grant, and an additional 25% will vest on each of the first and second anniversary of the date of grant.

     Antoine Treuille receives $10,000 per year for his services. Mr. Treuille received 5,000 options in 1998, 1999 and 2000, respectively, at an exercise price of $10.41, $10.41 and $12.85 per share, respectively, subject to a vesting schedule of equal amounts over four years. These options were cancelled in connection with the Cancellation Agreements in 2001 and 15,000 replacement options were issued in January 2002. The replacement options are at an exercise price of $5.00 per share and vest 50% on the date of grant, and an additional 25% will vest on each of the first and second anniversary of the date of grant. Subsequent to the January 8, 2002 reissuance, Mr. Treuille received an additional 5,000 options that are also subject to a three year vesting schedule and are at an exercise price of $5.00 per share.

     As of the closing of the Recapitalization, Bernard Andrews purchased $1.0 million of Common Stock at the same price that THL paid in connection with the Recapitalization. Mr. Andrews paid for these shares by delivering a promissory note with an original purchase amount of $1.0 million, which shall accrue interest at a fixed rate equal to the Company's initial borrowing rate. The repayment of such note is secured by Mr. Andrews' shares of Common Stock. Mr. Andrews received 281,275 options with the January 8, 2002 option reissuance. The options are subject to a three year vesting schedule and are at an exercise price of $5.00 per share. Mr. Andrews' employment contract was terminated in July 2002 and under the termination contract he continues to received annual employment compensation of $100,000.

     Except with respect to the consulting fee paid to Mr. Matthews, the annual payments paid to Mr. Treuille and Mr. Andrews, and the management fee paid to THL Co., during fiscal 2002 none of the directors of the Company received any compensation for their services as directors of the Company.

EMPLOYMENT  AGREEMENTS

     Mr. McComas entered into an employment agreement with the Company, effective July 2, 2001, which provides for his employment with the Company for an initial term of two years and was amended on December 29, 2002 to extend through fiscal 2004. Mr. McComas is entitled to a base salary of $450,000 during the first year, $500,000 during the second year, $550,000 during fiscal 2003 and $600,000 in fiscal 2004. Mr. McComas will be eligible to receive an annual performance bonus upon the achievement by the Company of certain EBITDA targets as determined from year to year by the Board of Directors.

     Mr. McComas is entitled to receive severance of his base salary upon termination by the Company without cause, as defined within the employment agreement. Severance shall be paid over twenty-four months. Mr. McComas is also subject to a standard restrictive covenants agreement (including non-competition, non-solicitation, and non-disclosure covenants) during the term of his employment and for a period of one year following termination for any reason.

     Mr. McComas received non-qualified options to purchase 220,000 shares of Common Stock at an exercise price of $5.00 per share on January 8, 2002. These options vest over a three year period. Subsequent to the January 8, 2002 reissuance, Mr. McComas received an additional option to purchase 13,000 shares that are subject to a four year vesting schedule and are at an exercise price of $15.13 per share.

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

CODE  OF  ETHICS

     The Company requires all its employees who hold positions of significant responsibility to annually review and agree to uphold its Business Conduct and Ethics Policy. All executive and financial officers and members of management are included in this annual update. The policy states the Company's expectation that all employees are required to observe the highest standards of business ethics and strict adherence to all laws. It further details codes of conduct with respect to conflicts of interest and compliance with generally accepted accounting principles and controls. In addition, the Company's senior management and financial management have certified their understanding of their responsibility with regard to ensuring the Company is in compliance with generally accepted accounting principles.

STOCK  OPTION  PLAN

     The Company has granted stock options to certain officers under the Company's 1998 stock option plan. On June 15, 2001, the Company entered into Option Cancellation Agreements (the "Cancellation Agreements") with certain employees and directors (the "Optionees") to cancel all outstanding options which were granted under the Company's 1998 Stock Option Plan (the "Plan") due to changes in the fair market value of the Company's common stock. The Cancellation Agreements provided that a new grant would be made no earlier than six months and a day after the cancellation of the options and such grant was made on January 8, 2002. As of March 15, 2003, options to purchase 947,775 shares of Common Stock were outstanding. Of the outstanding options, 816,775 were options issued in relation to the Cancellation Agreements. Subject to acceleration under certain circumstances, these options vest over a three-year period with 40% vesting on the date of grant and an additional 20% vesting on each of the first, second and third anniversaries of the date of grant. The remaining 131,000 outstanding options were granted in the normal course of business under the Company's 1998 stock option plan. Subject to acceleration under certain circumstances, these options vest over a four-year period with 10%, 15%, 25% and 50% vesting on each of the anniversaries of the date of grant. The per option exercise price ranges from $5.00 to $15.13. Generally, all unvested options will be forfeited upon termination of employment.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During 2002, the Compensation Committee consisted of Messrs. Matthews, DiNovi and Smith, none of whom were an officer or employee of the Company. See discussion under "ITEM
13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS."

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the anticipated beneficial ownership of shares of the Common Stock as of March 15, 2003 by persons who are beneficial owners of more than 5% of the Common Stock, by each director, by each executive officer of the Company and by all directors and executive officers as a group, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All shares of the Common Stock are voting stock.


                                                                           SHARES OF     PERCENTAGE
NAME OF BENEFICIAL OWNER(A) . . . . . . . . . . . . . . . . . . . . . . .  COMMON STOCK  OF CLASS
-------------------------------------------------------------------------  ------------  -----------
Affiliates of THL Co.(b). . . . . . . . . . . . . . . . . . . . . . . . .     6,664,800        90.2%
Equity-Linked Investors-II (c). . . . . . . . . . . . . . . . . . . . . .       383,616         5.2
Bernard W. Andrews (e). . . . . . . . . . . . . . . . . . . . . . . . . .       360,885           *
David E. McComas (f). . . . . . . . . . . . . . . . . . . . . . . . . . .       156,015           *
Norman S. Matthews (g). . . . . . . . . . . . . . . . . . . . . . . . . .       103,251           *
Antoine G. Treuille (h) . . . . . . . . . . . . . . . . . . . . . . . . .        17,778           *
George E. Gebhardt (i). . . . . . . . . . . . . . . . . . . . . . . . . .        57,499           *
Alan E. Wiley(j). . . . . . . . . . . . . . . . . . . . . . . . . . . . .        48,606           *
Anthony J. DiNovi (b) . . . . . . . . . . . . . . . . . . . . . . . . . .     6,664,800        90.2
Warren C. Smith (b) . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,664,800        90.2
Charles A. Brizius (b). . . . . . . . . . . . . . . . . . . . . . . . . .     6,664,800        90.2
All directors and executive officers of the Company as a group (11)(b)(d)     7,408,834        94.4

*   Less  than  1%.

(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and reflects general voting power and/or investment power with respect to securities.
(b) The business address for such person(s) is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109. Of the securities held by affiliates of Thomas H. Lee Company, 5,664,330 are held by the Thomas H. Lee Equity Fund IV, L.P., 195,133 are held by the Thomas H. Lee Foreign Fund IV, L.P., 551,323 are held by Thomas H. Lee Foreign Fund IV-B, L.P. and 254,014 are held by others. All such voting securities may be deemed to be beneficially owned by THL Equity Advisors IV, LLC (the general partner of THL Fund IV, Thomas H. Lee, Messrs. DiNovi, Smith and the other managing directors and by Mr. Brizius and the other officers of THL Co., in each case pursuant to the definition of beneficial ownership provided in footnote (a). Each of such persons disclaims beneficial ownership of such shares.
(c) Equity-Linked Investors-II is an investment partnership managed by Desai Capital Management Incorporated. The business address for such person is c/o Desai Capital Management, Incorporated, 540 Madison Avenue, New York, New York 10022.
(d) Includes 457,074 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2003).
(e) Includes 168,765 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2003). Excludes 112,510 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2003).
(f) Includes 132,000 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2003). Excludes 101,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2003).
(g) Includes 83,559 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2003). Excludes 27,853 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2003).
(h) Includes 11,250 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2003). Excludes 8,750 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2003).
(i) Includes 22,500 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2003). Excludes 34,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2003).
(j)Includes 39,000 shares issuable pursuant to presently exercisable options or those exercisable prior to May 1, 2003). Excludes 32,500 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2003).

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

ITEM  14.  CONTROLS  AND  PROCEDURES

     The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this annual report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation.

     The Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(A)  The  following  documents  are  filed  as  part  of  this  report.




                                                                                             Page
                                                                                           of 10-K
                                                                                           -------
 1.    FINANCIAL STATEMENTS

     Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

     Consolidated Balance Sheets at December 29, 2001 and December 28, 2002 . . . . . . . . .  F-3

     Consolidated Statements of Operations for the Years Ended December 30, 2000,
     December 29, 2001 and December 28, 2002. . . . . . . . . . . . . . . . . . . . . . . . .  F-4

     Consolidated Statements of Shareholders' Deficit as of December 30, 2000,
     December 29, 2001 and December 28, 2002. . . . . . . . . . . . . . . . . . . . . . . . .  F-5

     Consolidated Statements of Cash Flows for the Years ended December 30, 2000,
     December 29, 2001 and December 28, 2002. . . . . . . . . . . . . . . . . . . . . . . . .  F-6

     Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .  F-8

2.     FINANCIAL STATEMENT SCHEDULES

     Schedule II Consolidated Valuation and Qualifying Accounts For the Years Ended
     December 30, 2000, December 29, 2001 and December 28, 2002 . . . . . . . . . . . . . . .  F-40

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

2.11 Agreement  Regarding  Strategic  Alliance.  (d)

2.12 Fiscal  2002  Incentive  Plan  for  Key  Management.  (n)

2.13 Fiscal  2003  Incentive  Plan  for  Key  Management.  (p)

3.1  Restated  Articles of Incorporation of Eye Care Centers of America Inc. (a)

3.2  Statement  of  Resolution  of the Board of Directors of Eye Care Centers of
     America,  Inc.  designating  a  series  of  Preferred  Stock.  (a)

3.3  Amended  and  Restated  By-laws  of  Eye  Care Centers of America, Inc. (a)

4.1  Indenture  dated  as  of  April 24, 1998 among Eye Care Centers of America,
     Inc.,  the  Guarantors named therein and United States Trust Company of New
     York,  as  Trustee  for  the  9 1/8% Senior Subordinated Notes Due 2008 and
     Floating  Interest  Rate  Subordinated  Term  Securities.  (n)

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

10.1 Form  of  StockholdersAgreement  dated as of April24, 1998 by and among Eye
     Care  of  America,  Inc.  and  the  shareholders  listed  therein.  (a)

10.2 1998  Stock  Option  Plan.  (a)




10.3 Employment  Agreement dated July 2, 2001 by and between Eye Care Centers of
     America,  Inc.  and  David  E.  McComas.  (k)

10.4 Stock Option Agreement dated July 2, 2001 by and between Eye Care Centers of America, Inc and Alan E. Wiley. (k)

10.5 Employment  Agreement  dated  January1,  2003  between  Eye Care Centers of
     America,  Inc.  and  George  Gebhardt.  (p)

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

10.19 Secured Promissory Note, dated April24, 1998, issued by Bernard W. Andrews in favor of Eye Care Centers of America, Inc. (a)

10.20 Form of Stock Option Cancellation Agreement dated June 15, 2001 by and between Eye Care Centers of America, Inc., and the employees granted options under the Company1998 Stock Option Plan. (k)

10.21 Form of Stock Option Cancellation Agreement dated June 15, 2001 by and between Eye Care Centers of America, Inc., and the board of directors granted options under the Company1998 Stock Option Plan. (k)

10.22 Retail Business Management Agreement, dated October1, 1998, by and between
     Visionary  Retail  Management,  Inc.,  a Delaware corporation, and Dr. Mark
     Lynn & Associates, PLLC, a Kentucky professional limited liability company.
     (b)  Amendment  to  Retail  Business  Management  Agreement  by and between
     Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (j) Amendment to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn &
     Associates,  PLLC  dated  August  31,  2000.  (j)

10.23 Professional Business Management Agreement, dated October1, 1998, by and between Visionary MSO, Inc., a Delaware Corporation, and Dr. Mark Lynn &
     Associates,  PLLC,  a  Kentucky professional limited liability company. (b)
     Amendment  to  Professional  Business  Management  Agreement by and between
     Visionary  MSO,  Inc.  and  Dr.  Mark Lynn & Associates, PLLC dated June 1,
     1999. (j) Amendment Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated
     August  1,  2000.  (j)




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

10.27  Settlement Agreement dated September 21, 2000 between Eye Care Centers of
     America,  Inc.,  a  Texas  corporation,  and  Vision  Twenty-One,  Inc. (h)

10.28  Stock  Option  Agreement  dated  January  8, 2002 by and between Eye Care
     Centers  of  America,  Inc  and  Norman  Matthews.  (l)

10.29  Stock  Option  Agreement  dated  January  8, 2002 by and between Eye Care
     Centers  of  America,  Inc  and  Antoine  Treuille.  (l)

10.30  Amended  and Restated Credit Agreement among Eye Care Centers of America,
     Inc., Various Lenders, Fleet National Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Fleet Securities, Inc., Bank of
     America  Securities,  LLC,  as  Co-Lead  Arrangers Dated as of December 23,
     2002.  (o)

10.31  Stock  Option  Agreement  dated  October 31, 2002 by and between Eye Care
     Centers  of  America,  Inc  and  Antoine  Treuille.  (p)

10.32  Termination Agreement, dated as of July 1, 2002 among Eye Care Centers of
     America,  Inc.  and  Bernard  W.  Andrews.  (m)

10.33  Business  Management Agreement by and between Vision Twenty-One, Inc. and
     Charles  M.  Cummins, O.D. and Elliot L. Shack, O.D., P.A. dated January 1,
     1998.  (p)Amendment  No.  1 to Business Management Agreement by and between
     Charles  M.  Cummins, O.D., P.A., and Eye Drx Retail Management, Inc. dated
     August 31, 1999. (p) Amendment No. 2 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management,
     Inc.  dated  February  29, 2000. (j) Amendment No. 3 to Business Management
     Agreement  by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail
     Management,  Inc.  dated  May  1,  2000.  (j)  Amendment  No. 4 to Business
     Management  Agreement by and between Charles M. Cummins, O.D., P.A. and Eye
     Drx  Retail Management, Inc. dated February 1, 2001. (j) Amendment No. 5 to
     Business  Management Agreement by and between Charles M. Cummins, O.D. P.A.
     and  Eye Drx Retail Management, Inc. dated February 28, 2002. (p) Amendment
     No.  6  to  Business Management Agreement by and between Charles M. Cummins
     O.D.,  P.A and Eye Drx Retail Management, Inc. dated February 28, 2003. (p)




10.34  Employment  Agreement  dated  April  15, 2002 between Eye Care Centers of
     America,  Inc.  and  Robert  Cox.  (p)

12.1 Statement  re  Computation  of  Ratios  (p)

21.1 List  of  subsidiaries  of  Eye  Care  Centers  of  America,  Inc.  (p)

24.1 Powers  of  Attorney (contained on the signature pages of this report). (p)

99.1 Business  Conduct  and  Ethics  Policy.  (p)

99.2 Ethics  for  Financial  Management.  (p)


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

(c) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-Q for the quarter ended July 3,1999.

(d) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-Q for the quarter ended October 2,1999.

(e) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended January 1,2000.

(f) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-Q for the quarter ended April 1, 2000.

(g) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-Q for the quarter ended July 1, 2000.

(h) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-Q for the quarter ended September 30, 2000.

(i) Previously provided with, and incorporated by reference from, the Company's Report on Form 8-K as of December 27, 2000.

(j) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10- K for the year ended December 30, 2000.

(k) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-Q for the quarter ended June 30, 2001.

(l) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended December 29, 2001

(m) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-Q for the quarter ended June 29, 2002.

(n) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-Q for the quarter ended September 28, 2002.

(o) Previously provided with, and incorporated by reference from, the Company's Report on Form 8-K as of December 31, 2002.

(p)  Filed  herewith.

(B)  The  Company  filed a report on Form 8-K dated December 31, 2002 under Item
     5. Other Events that reported the Company has entered into senior secured credit facilities with Fleet National Bank, acting as the administrative agent, and Bank of America, N.A., acting as the syndication agent.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to security holders of the Company.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SAN ANTONIO, STATE OF TEXAS, ON MARCH 27, 2003.

                                               EYE CARE CENTERS OF AMERICA, INC.

                                                        By: /S/ DAVID E. MCCOMAS
                                               ---------------------------------
                                                                DAVID E. MCCOMAS
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



SIGNATURE . . . . . . . . . . .  TITLE                          DATE

                                 Chief Executive Officer and
/S/     David E. McComas. . . .  President                      March 27, 2003
-------------------------------
DAVID E. MCCOMAS. . . . . . . .  (Principal Executive Officer)

                                 Executive Vice President and
/S/     Alan E. Wiley . . . . .  Chief Financial Officer        March 27, 2003
-------------------------------
ALAN E. WILEY . . . . . . . . .  (Principal Financial and
                                  Accounting Officer)

/S/     Bernard W. Andrews. . .  Chairman of the Board          March 27, 2003
-------------------------------
BERNARD W. ANDREWS

/S/     Norman S. Matthews. . .  Director                       March 27, 2003
-------------------------------
NORMAN S. MATTHEWS

/S/     Antoine G. Treuille . .  Director                       March 27, 2003
-------------------------------
ANTOINE G. TREUILLE

/S/     Anthony J. DiNovi . . .  Director                       March 27, 2003
-------------------------------
ANTHONY J. DINOVI

/S/     Warren C. Smith, Jr.. .  Director                       March 27, 2003
-------------------------------
WARREN C. SMITH, JR.

/S/     Charles A. Brizius. . .  Director                       March 27, 2003
-------------------------------
CHARLES A. BRIZIUS


I,  David  E.  McComas,  certify  that:

1. I have reviewed this annual report on Form 10-K of Eye Care Centers of America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  27,  2003
By: /S/ David E. McComas
_______________________
David  E.  McComas
President  and  Chief  Executive  Officer

I,  Alan  E  Wiley,  certify  that:

1. I have reviewed this annual report on Form 10-K of Eye Care Centers of America, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  27,  2003
By: /S/ Alan E. Wiley
_______________________
Alan  E.  Wiley
Executive  Vice  President  and  Chief  Financial  Officer

Report  of  Independent  Auditors                                            F-2

Consolidated  Balance  Sheets  at  December  29,  2001  and
December  28,  2002                                                          F-3

Consolidated  Statements  of  Operations  for  the  Years Ended
December  30, 2000, December  29,  2001  and  December  28,  2002            F-4

Consolidated  Statements  of  Shareholders'  Deficit  as  of
December  30, 2000, December  29,  2001  and  December  28,  2002            F-5

Consolidated  Statements  of  Cash  Flows  for  the Years Ended
December  30, 2000, December  29,  2001  and  December  28,  2002            F-6

Notes  to  the  Consolidated  Financial  Statements                          F-8

Schedule  II  -  Consolidated  Valuation  and  Qualifying
Accounts  -  For  the Years  Ended  December  30,  2000,
December  29,  2001  and  December  28,  2002                               F-40

                                       F1

                         Report of Independent Auditors


Board  of  Directors  and  Shareholders
Eye  Care  Centers  of  America,  Inc.
San  Antonio,  Texas

We have audited the accompanying consolidated balance sheets of Eye Care Centers of America, Inc. and Subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Care Centers of America, Inc. and Subsidiaries at December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their cash flows for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting
Standards  No.  142,  "Goodwill  and  other  Intangible  Assets."

                                                       By: /S/ ERNST & YOUNG LLP

San Antonio, Texas
February 26, 2003

                    A Member Practice of Ernst & Young Global

                                       F2


                                      EYE CARE CENTERS OF AMERICA, INC.
                                         CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                                DECEMBER 29,    DECEMBER 28,
                                                                                   2001            2002
                                                                              --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .  $       3,372   $       3,450
   Accounts receivable, less allowance for doubtful accounts of
      $4,856 in fiscal 2001 and $4,291 in fiscal 2002. . . . . . . . . . . .         10,275          12,084
   Inventory, less reserves of $1,099 in fiscal 2001 and $677 in fiscal 2002         24,665          24,060
   Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . .          3,389           3,573
                                                                              --------------  --------------
     Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .         41,701          43,167
Property and equipment, net of accumulated depreciation and amortization of
   $106,877 in fiscal 2001 and $125,225 in fiscal 2002 . . . . . . . . . . .         64,518          57,439
Intangibles, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        109,453         107,588
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,004           8,862
                                                                              --------------  --------------
     Total assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     223,676   $     217,056
                                                                              ==============  ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      21,749   $      20,256
   Current portion of long-term debt . . . . . . . . . . . . . . . . . . . .         13,786          15,524
   Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,557           6,334
   Accrued payroll expense . . . . . . . . . . . . . . . . . . . . . . . . .          5,733           7,776
   Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,284           2,318
   Other accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          8,500           8,523
                                                                              --------------  --------------
     Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .         59,609          60,731
Long-term debt, less current maturities. . . . . . . . . . . . . . . . . . .        260,777         239,109
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,790           4,571
Deferred gain. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,999           1,766
                                                                              --------------  --------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        326,175         306,177
                                                                              --------------  --------------
Commitments and contingencies
Shareholders' deficit:
   Common stock, par value $.01 per share; 20,000,000 shares authorized, issued and outstanding 7,407,289 in fiscal 2001 and 7,397,689 in
     fiscal 2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             74              74
   Preferred stock, par value $.01 per share, 300,000 shares authorized,
     issued and outstanding in 2001 and 2002 . . . . . . . . . . . . . . . .         48,134          54,703
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .         43,474          36,040
   Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . .       (194,181)       (179,938)
                                                                              --------------  --------------
     Total shareholders' deficit . . . . . . . . . . . . . . . . . . . . . .       (102,499)        (89,121)
                                                                              --------------  --------------
                                                                              $     223,676   $     217,056
                                                                              ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements

                                       F3


                                  EYE CARE CENTERS OF AMERICA, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                      (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                    FISCAL YEAR ENDED
                                                                   -------------------
                                                    DECEMBER 30,         DECEMBER 29,    DECEMBER 28,
                                                       2000                 2001            2002
                                                  -------------------  --------------  -------------
Revenues:
   Optical sales . . . . . . . . . . . . . . . .  $          335,624   $     332,550   $     360,266
   Management fees . . . . . . . . . . . . . . .               2,833           3,484           3,401
                                                  -------------------  --------------  -------------
     Net revenues. . . . . . . . . . . . . . . .             338,457         336,034         363,667

Operating costs and expenses:
   Cost of goods sold. . . . . . . . . . . . . .             107,449         104,446         112,471
   Selling, general and administrative expenses.             204,365         203,187         213,683
   Store closure expense . . . . . . . . . . . .               3,580               -               -
   Amortization of intangibles:
      Goodwill . . . . . . . . . . . . . . . . .               5,214           5,319               -
      Noncompete and other intangibles . . . . .               3,922           3,378           1,865
                                                  -------------------  --------------  -------------

        Total operating costs and expenses . . .             324,530         316,330         328,019
                                                  -------------------  --------------  -------------

Income from operations . . . . . . . . . . . . .              13,927          19,704          35,648

Interest expense, net. . . . . . . . . . . . . .              28,695          27,537          21,051
                                                  -------------------  --------------  -------------

Net income (loss) before income taxes. . . . . .             (14,768)         (7,833)         14,597

Income tax expense . . . . . . . . . . . . . . .                 766           1,239           1,258
                                                  -------------------  --------------  -------------

Net income (loss) before extraordinary gain. . .             (15,534)         (9,072)         13,339

Extraordinary gain . . . . . . . . . . . . . . .                   -               -             904
                                                  -------------------  --------------  -------------

Net income (loss). . . . . . . . . . . . . . . .  $          (15,534)  $      (9,072)  $      14,243
                                                  ===================  ==============  =============

The accompanying notes are an integral part of these consolidated financial statements

                                       F4


                                              EYE CARE CENTERS OF AMERICA, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                  (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)



                                                                      Additional                               Total
                                            Common  Stock             Paid-In       Preferred   Accumulated    Shareholders'
                                            Shares          Amount    Capital       Stock       Deficit        Deficit
                                            --------------  --------  ------------  ----------  -------------  ---------------
Balance at January 1, 2000 . . . . . . . .      7,426,945   $     74  $   55,738   $     37,268  $     (169,575)  $ (76,495)

Dividends accrued on preferred stock . . .              -          -      (5,086)         5,086               -           -

Interest receivable on loan to shareholder              -          -         (90)             -               -         (90)

Distribution to affiliated OD. . . . . . .              -          -        (365)             -               -        (365)

Stock buyback. . . . . . . . . . . . . . .        (16,812)         -        (234)             -               -        (234)

Net loss . . . . . . . . . . . . . . . . .              -          -           -              -         (15,534)    (15,534)
                                            --------------  --------  -----------  ------------  ---------------  ----------
Balance at December 30, 2000 . . . . . . .      7,410,133   $     74  $   49,963   $     42,354  $     (185,109)  $ (92,718)

Dividends accrued on preferred stock . . .              -          -      (5,780)         5,780               -           -

Interest receivable on loan to shareholder              -          -         (90)             -               -         (90)

Distribution to affiliated OD. . . . . . .              -          -        (603)             -               -        (603)

Stock buyback. . . . . . . . . . . . . . .         (2,844)         -         (16)             -               -         (16)

Net loss . . . . . . . . . . . . . . . . .              -          -           -              -          (9,072)     (9,072)
                                            --------------  --------  -----------  ------------  ---------------  ----------
Balance at December 29, 2001 . . . . . . .      7,407,289   $     74  $   43,474   $     48,134  $     (194,181)  $(102,499)

Dividends accrued on preferred stock . . .              -          -      (6,569)         6,569               -           -
                                                        -
Interest receivable on loan to shareholder              -          -         (90)             -               -         (90)
                                                        -
Distribution to affiliated OD. . . . . . .              -          -        (675)             -               -        (675)
                                                        -
Stock buyback. . . . . . . . . . . . . . .         (9,600)         -        (100)             -               -        (100)

Net income . . . . . . . . . . . . . . . .              -          -           -              -          14,243      14,243
                                            --------------  --------  -----------  ------------  ---------------  ----------
Balance at December 28, 2002 . . . . . . .      7,397,689   $     74  $   36,040   $     54,703  $     (179,938)  $ (89,121)
                                            ==============  ========  ===========  ============  ===============  ==========

The accompanying notes are an integral part of these consolidated financial statements

                                       F5


                                          EYE CARE CENTERS OF AMERICA, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                                    FISCAL YEAR ENDED
                                                                                   -------------------
                                                                    DECEMBER 30,         DECEMBER 29,    DECEMBER 28,
                                                                       2000                 2001            2002
                                                                  -------------------  --------------  --------------

Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $          (15,534)  $      (9,072)  $      14,243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . .              20,464          20,350          18,761
     Amortization of intangibles . . . . . . . . . . . . . . . .               9,136           8,697           1,865
     Amortization of debt issue costs. . . . . . . . . . . . . .               1,784           1,956           1,901
     Amortization of deferred gain . . . . . . . . . . . . . . .                (234)           (234)           (233)
     Deferred revenue. . . . . . . . . . . . . . . . . . . . . .                 526            (101)           (223)
     Deferred rent . . . . . . . . . . . . . . . . . . . . . . .                 172              19             781
     Loss on disposition of property and equipment . . . . . . .                 118             268              62
    Extraordinary gain . . . . . . . . . . . . . . . . . . . . .                   -               -            (904)
Changes in operating assets and liabilities:
     Accounts and notes receivable . . . . . . . . . . . . . . .              (4,452)          3,070          (1,899)
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . .               4,457           1,025             605
     Prepaid expenses and other. . . . . . . . . . . . . . . . .              (3,476)           (337)           (203)
     Accounts payable and accrued liabilities. . . . . . . . . .              (1,745)          1,729            (393)
                                                                  -------------------  --------------  --------------
Net cash provided by operating activities. . . . . . . . . . . .              11,216          27,370          34,363
                                                                  -------------------  --------------  --------------

Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . . . . .             (18,932)        (10,559)        (10,668)
   Net outflow for the VTO Retail Acquisition. . . . . . . . . .                 (87)              -               -
   Proceeds from sale of property and equipment. . . . . . . . .                  54              68               -
   Payment received on notes receivable. . . . . . . . . . . . .                  33               3               -
                                                                  -------------------  --------------  --------------

Net cash used in investing activities. . . . . . . . . . . . . .             (18,932)        (10,488)        (10,668)
                                                                  -------------------  --------------  --------------

The accompanying notes are an integral part of these consolidated financial statements

                                       F6


                                    EYE CARE CENTERS OF AMERICA, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                         FISCAL YEAR ENDED
                                                                        -------------------
                                                        DECEMBER 30,         DECEMBER 29,    DECEMBER 28,
                                                           2000                 2001            2002
                                                      -------------------  --------------  --------------

Cash flows from financing activities:
   Payments on debt related to refinancing . . . . .  $           (7,669)  $     (16,928)  $    (118,346)
   Proceeds from issuance of long-term debt. . . . .              17,000              66         124,000
   Payments on debt and capital leases . . . . . . .                   -               -         (23,708)
   Payments for refinancing fees . . . . . . . . . .                   -               -          (4,788)
   Distribution to affiliated OD . . . . . . . . . .                (365)           (603)           (675)
   Stock buyback . . . . . . . . . . . . . . . . . .                (234)            (16)           (100)

Net cash  provided by (used in) financing activities               8,732         (17,481)        (23,617)
                                                      -------------------  --------------  --------------

Net (decrease) increase in cash and cash equivalents               1,016            (599)             78

Cash and cash equivalents at beginning of period . .               2,955           3,971           3,372
                                                      -------------------  --------------  --------------
Cash and cash equivalents at end of period . . . . .  $            3,971   $       3,372   $       3,450
                                                      ===================  ==============  ==============

Supplemental  cash  flow  disclosures:
  Cash  paid  during  the  period  for:
               Interest                               $            25,436   $       26,150  $       19,401
               Taxes                                                  304              358             687
  Noncash  investing  and  financing  activities:
               Additions of property and equipment                    665                -           1,076
               Dividends accrued on preferred stock                 5,086            5,780           6,569
               Adjustment of noncompete agreement to goodwill       5,575                -               -
               Store closure expense                                3,580                -               -

The accompanying notes are an integral part of these consolidated financial statements

                                       F7

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

     Reporting Periods. The Company uses a 52/53 week reporting format. The fiscal years ended 2000, 2001 and 2002 consisted of 52 weeks. Fiscal year 2000 ended December 30, 2000 ("fiscal 2000"), fiscal year 2001 ended December 29, 2001 ("fiscal 2001") and fiscal year 2002 ended December 28, 2002 ("fiscal 2002").

     Cash and Cash Equivalents. All short-term investments that mature in less than 90 days when purchased are considered cash equivalents for purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates market value.

     Accounts Receivable. Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, credit card companies, ODs, merchandise, rent and license fee receivables. Merchandise receivables result from product returned to vendors pending credit or exchange for new product. The Company's allowance for doubtful accounts primarily consists of amounts owed to the Company by third party insurance payors. This estimate is based on the historical ratio of collections to billings.

                                       F8

     Inventory. Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. The Company's inventory reserves are an estimate based on product with low turnover or deemed by management to be unsaleable.

     The Company currently uses four principal vendors to supply its lens inventory and more than twenty different vendors to supply its frame inventory. In fiscal 2002, two of the principal lens vendors supplied over 67.9% of the Company's lens materials while four frame vendors collectively supplied approximately 60.5% of the frames purchased by the Company during the same period. While such vendors supplied a significant share of the inventory used by the Company, lenses and frames are a generic product and can be purchased from a number of other vendors on comparable terms. The Company therefore does not believe that it is dependent on such vendors or any other single vendor for lenses or frames. The Company believes that its relationships with its existing vendors are satisfactory. The Company believes that significant disruption in the delivery of merchandise from one or more of its current principal vendors would not have a material adverse effect on the Company's operations because multiple vendors exist for all of the Company's products.

     Property and Equipment. Property and equipment is recorded at cost. For financial statement purposes, depreciation of building, furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line method over the shorter of the life of the lease or the estimated useful lives of the assets. Depreciation of capital leased assets is included in depreciation expense and is calculated using the straight-line method over the term of the lease.


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

     Intangibles. Intangibles principally consist of the amounts of excess purchase price over the market value of acquired net assets ("goodwill"), noncompete agreements, and a strategic alliance agreement. In July 2001, the Financial Standards Board ("FASB")

                                       F9
issued SFAS No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangibles." FASB 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FASB 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment applying a fair-value based test. Any impairment resulting from the initial application of the statements is to be recorded as a cumulative effect of accounting change as of December 2001. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company adopted both statements on December 30, 2001. The Company performed its annual assessment of goodwill on a consolidated basis as of December 28, 2002, and based upon its analysis, the Company believes that no impairment of goodwill exists. The Company's pro forma net loss with goodwill excluded for fiscal years 2000 and 2001 are as follows:


                               FISCAL      FISCAL
                                2000        2001
                              ---------   --------
     Pro forma net loss       $(10,320)   $(3,753)

     Other Assets. Other assets consist primarily of deferred debt financing costs. These costs are amortized into expense over the life of the associated debt.

     Long-Lived Assets. In August 2001, the Financial Accounting Standards Board
(FASB) issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Standard requires the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. The Company adopted SFAS No. 144 in the first quarter of fiscal 2002. Based upon its analysis, the Company believes there was no impact on its results of operations or financial condition as a result of the adoption of this Standard.

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

                                      F10

     Certain frame purchases include a one-year warranty period without requiring the separate purchase of a warranty contract. Reserves are established for the expected cost of repair related to these frame sales. At the end of fiscal 2001 and 2002 the Company has established a reserve based on historical experience of approximately $841 and $861, respectively, related to these warranties, which is included in other accrued expenses on the accompanying balance sheet.

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

     Advertising Costs. Advertising costs of the Company include costs related to broadcast and print media advertising expenses. The Company expenses production costs and media advertising costs when incurred. For the fiscal years ended 2000, 2001 and 2002 advertising costs amounted to approximately $30,880, $28,988 and $30,629, respectively.

     New Accounting Pronouncements. On April 30, 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was approved by the FASB. As a result, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30. The provisions of this Statement shall be applied in fiscal years beginning after May 15, 2002. While the adoption of SFAS 145 will likely result in certain financial statement reclassifications, management does not believe that the adoption of SFAS 145 will have a significant impact on the Company's results of operations or financial position.

                                      F11

     On July 30, 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the FASB. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on December 29, 2002 and the adoption of SFAS 146 did not have a significant impact on its results of operations or financial position as it currently has no plans to exit or dispose of activities.

     In December 2002, SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued by the FASB. The FASB has not yet announced the effective date for adoption of SFAS 148, however, the disclosure requirements are required in fiscal years beginning after December 15, 2002. This standard amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As there were no options outstanding as of December 29, 2001, pro forma disclosures are only applicable to fiscal 2000 and 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma calculations include only the effects of 1998 through 2002 grants as all grants previous to 1998 were exercised. As such, the impacts are not necessarily indicative of the effects on reported net income of future years. The Company's pro forma net income (loss) for fiscal years 2000 and 2002 are as follows:


                                        FISCAL      FISCAL
                                         2000        2002
                                       ---------   -------
     Pro forma net income (loss)       $(15,801)   $14,122

                                      F12

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


Interest  Expense,  Net.  Interest  expense,  net  consists  of  the  following:


                                           YEAR-ENDED
                                         -------------
                           DECEMBER 30,    DECEMBER 29,    DECEMBER 28,
                              2000           2001             2002
                          -------------  -------------  -------------

   Interest expense. . .  $     29,585   $     28,125   $     21,481
   Interest income . . .          (269)          (268)          (178)
   Interest capitalized.          (621)          (320)          (252)
                          -------------  -------------  -------------
   Interest expense, net  $     28,695   $     27,537   $     21,051
                          =============  =============  =============

     Derivatives. The Company's swap agreements matured on May 1, 2001. The Company does not currently hold any derivative instruments.


3.  RELATED  PARTY  TRANSACTIONS

     The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"). The management agreement provides for fees of $250 or $500 annually based on the Company maintaining certain leverage ratios defined in the Company's credit agreement. After a term of ten years from the closing date, the Management Agreement is automatically renewable on an annual basis unless either party serves notice of termination at least ninety days prior to the renewal date. For the fiscal years 2000, 2001 and 2002 the Company incurred $500, $250 and $500, respectively, related to the Management Agreement.

                                      F13


4.  PREPAID  EXPENSES  AND  OTHER

          Prepaid  expenses  and  other  consists  of  the  following:

                                   DECEMBER 29,   DECEMBER 28,
                                     2001           2002
                                  ------------  ------------

          Prepaid insurance. . .  $        275  $        568
          Prepaid store supplies           797           843
          Prepaid advertising. .         1,892         1,861
          Other. . . . . . . . .           425           301
                                  ------------  ------------
                                  $      3,389  $      3,573
                                  ============  ============


5.  PROPERTY  AND  EQUIPMENT

          Property  and  equipment,  net,  consists  of  the  following:

                                                          DECEMBER 29,    DECEMBER 28,
                                                             2001            2002
                                                          -------------  -------------

          Land . . . . . . . . . . . . . . . . . . . . .  $        638   $        638
          Building . . . . . . . . . . . . . . . . . . .         2,240          2,240
          Furniture and equipment. . . . . . . . . . . .       108,471        116,126
          Leasehold improvements . . . . . . . . . . . .        60,046         63,660
                                                          -------------  -------------
                                                               171,395        182,664
          Less accumulated depreciation and amortization      (106,877)      (125,225)
                                                          -------------  -------------
          Property and equipment, net. . . . . . . . . .  $     64,518   $     57,439
                                                          =============  =============

                                      F14


6.  INTANGIBLE  ASSETS

          The  following  is  a summary of the components of intangible assets along with the  related  accumulated  amortization  for  the  fiscal  years  then  ended.

                                                        DECEMBER 29,    DECEMBER 28,
                                                          2001             2002
                                                       -------------  -------------

          Noncompete and strategic alliance agreements  $     10,187   $     10,187
          Less accumulated amortization. . . . . . . .        (8,157)       (10,022)
                                                        -------------  -------------
             Net . . . . . . . . . . . . . . . . . . .         2,030            165
          Goodwill and other . . . . . . . . . . . . .       107,423        107,423
                                                        -------------  -------------
          Intangibles, net . . . . . . . . . . . . . .  $    109,453   $    107,588
                                                        =============  =============


7.  OTHER  ACCRUED  EXPENSES

          Other  accrued  expenses  consists  of  the  following:

                                    DECEMBER 29,   DECEMBER 28,
                                       2001           2002
                                   ------------  ------------

          Insurance . . . . . . .  $        835  $      1,654
          Income tax payable. . .           938         1,175
          Store expenses. . . . .         1,240           930
          Warranties. . . . . . .           841           861
          Advertising . . . . . .           634           839
          Payroll & sales/use tax           771           829
          Other . . . . . . . . .         1,022           752
          Professional fees . . .           624           746
          Property taxes. . . . .           546           441
          Third party liability .           414           196
          Severance & legal fees.           350           100
          Construction. . . . . .           156             -
          Store closures. . . . .           129             -
                                   ------------  ------------
                                   $      8,500  $      8,523
                                   ============  ============

                                      F15

8.  LONG-TERM  DEBT

     Credit Facilities. In April 1998, the Company entered into a credit agreement which provided for $55.0 million in term loans, $100.0 million in acquisition facilities, and $35.0 million in revolving credit facilities ("Old Credit Facility"). On December 23, 2002, the Company entered into a credit agreement which consists of (i) the $55.0 million term loan facility (the "Term Loan A"); (ii) the $62.0 million term loan facility (the "Term Loan B"); and
(iii) the $25.0 million revolving credit facility (the "Revolver" and together with the Term Loan A and Term Loan B, the "New Facilities"). The proceeds of the New Facilities were used to (i) pay long-term debt outstanding under the Old Credit Facility, (ii) redeem $20.0 million face value of subordinated debt at a cost of $17.0 million, and (iii) pay fees and expenses incurred in connection with the New Facilities. Thereafter, the New Facilities are available to finance working capital requirements and general corporate purposes.

     Borrowings made under the New Facilities shall accrue interest at the Company's option at the Base Rate or the LIBOR rate, plus the applicable margin. Base Rate shall mean a floating rate equal to the higher of (i) the Fleet prime rate and (ii) the overnight Federal Funds Rate plus 1/2%. Pricing for the Revolver will be at LIBOR plus 4.50% (Base Rate plus 3.50%), Term Loan A will be at LIBOR plus 4.25% (Base Rate plus 3.25%), and Term Loan B will be at LIBOR plus 4.75% (Base Rate plus 3.75%). The Term Loan A shall amortize in quarterly payments commencing on March 31, 2003 in annual principal amounts of $15.0 million, $20.0 million and $20.0 million, respectively, for fiscal years 2003 through 2005. The Term Loan B shall have no payments until 2006 when quarterly payments will commence in annual principal amounts of $20.0 million and $42.0 million, respectively, for fiscal years 2006 and 2007.

     In connection with the borrowings made under the New Facilities, the Company incurred approximately $4.8 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Facilities. The unamortized amount of debt issuance costs as of December 28, 2002 related to the New Facilities was $4.8 million.

     At December 28, 2002, the Company had $55.0 million and $62.0 million in term loans outstanding under the Term Loan A and Term Loan B, respectively, $5.0 million outstanding under the Revolver, $129.7 million in notes payable outstanding evidenced by the Exchange Notes and $2.9 million in capital lease and equipment obligations. In addition, the Company has agreed to guarantee a $1.0 million loan that is related to the long-term business agreement entered into at the time of the acquisition of Hour Eyes.

                                      F16

     The New Facilities are collateralized by all tangible and intangible assets, including the stock of the Company's subsidiaries. In addition, the Company must meet certain financial covenants including minimum EBITDA, interest coverage, leverage ratio and capital expenditures. As of December 28, 2002, the Company was in compliance with the financial covenants.

     On April 24, 1998, the Company completed a debt offering consisting of $100.0 million aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50.0 million aggregate principal amount of its Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Initial Notes"). In connection with the New Facilities, the Company redeemed $20.0 million of the Floating Rate Notes on December 23, 2002. The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the "Exchange Notes"). The registration statement was declared effective on January 28, 1999. The exchange period ended March 4, 1999. The Exchange Notes are the only notes of the Company which are currently outstanding.

     The Exchange Notes are senior uncollateralized obligations of the Company and rank pari passu with all other indebtedness of the Company that by its terms other indebtedness is not subordinate to the Exchange Notes. In connection with the issuance of the Exchange Notes, the Company incurred approximately $11.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the Exchange Notes. The unamortized amount of debt issuance costs as of December 28, 2002 related to the Exchange Notes was $3.5 million.

     The Exchange Notes contain various restrictive covenants which apply to both the Company and the Guarantor Subsidiaries (defined herein), including limitations on additional indebtedness, restriction on dividends and sale of assets other than in the normal course of business.

     Extraordinary Gain. On December 23, 2002, the Company retired $20.0 million face value of subordinated debt at a cost of $17.0 million and $0.5 million of related capitalized loan costs resulting in an extraordinary gain of $2.5 million. In addition, the Company wrote-off $1.6 million of capitalized loan costs related to the Old Credit Facility resulting in an extraordinary loss of $1.6 million. As a result, the Company has recognized an extraordinary gain net of tax of $0.9 million in its financial statements.

                                      F17

     Capital Leases. The Company has an agreement whereby it leases land and buildings at five operating locations. Additionally, in connection with the acquisition of Bizer, the Company assumed agreements to sublease equipment at the related operating locations. The Company has accounted for the equipment subleases and the five property leases as capital leases and has recorded the assets, as shown below, and the future obligations on the balance sheet at $2.5 and $2.1 million, respectively.


                               DECEMBER 29,       DECEMBER 28,
                                  2001              2002
                                ------------    ------------
Buildings and equipment        $      2,466    $      2,501
                               ============    ============


The Company scheduled future minimum lease payments for the next five fiscal years under the property and equipment capital leases are as follows:

          2003. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  757
          2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     803
          2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     829
          2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     833
          2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     833
          Beyond 2007 . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,231
                                                                             ------
          Total minimum lease payments. . . . . . . . . . . . . . . . . . .   5,286
          Amounts representing interest . . . . . . . . . . . . . . . . . .   3,159
                                                                             ------
          Present value of minimum lease payments . . . . . . . . . . . . .  $2,127
                                                                             ======

                                      F18


Long-term debt outstanding, including capital lease obligations, consists of the following:


                                                     DECEMBER 29,       DECEMBER 28,
                                                       2001               2002
                                                   --------------    --------------

   Exchange Notes, face amount of $150,000
     and $130,000, respectively, net of unamortized
     debt discount of $309 and $261, respectively .  $     149,691   $     129,739
   New credit facility. . . . . . . . . . . . . . .              -         117,000
   Old credit facility. . . . . . . . . . . . . . .        100,853               -
   Capital lease and other obligations. . . . . . .          2,519           2,894
   Revolving credit facility. . . . . . . . . . . .         21,500           5,000
                                                     --------------  --------------
                                                           274,563         254,633
   Less current portion . . . . . . . . . . . . . .        (13,786)        (15,524)
                                                     $     260,777   $     239,109
                                                     ==============  ==============


   Future principal maturities for long-term debt and capital lease obligations are as follows:

   2003. . . . . . . . . . . . . . . . . .  $ 15,524
   2004. . . . . . . . . . . . . . . . . .    20,246
   2005. . . . . . . . . . . . . . . . . .    20,332
   2006. . . . . . . . . . . . . . . . . .    20,400
   2007. . . . . . . . . . . . . . . . . .    48,392
   Beyond 2007 . . . . . . . . . . . . . .   129,739
                                            --------
   Total future principal payments on debt  $254,633
                                            ========

     As of the end of fiscal 2002, the fair value of the Company's Exchange Notes was approximately $107.9 million and the fair value of the capital lease obligations was approximately $2.1 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues and the estimated fair value of the

                                      F19
capital lease obligation is based on the present value of estimated future cash flows. The carrying amount of the variable rate credit facility approximates its fair value.

9.  CONDENSED  CONSOLIDATING  INFORMATION  (UNAUDITED)

     The Exchange Notes described in Note 8 were issued by Eye Care Centers of America, Inc. ("ECCA") and are guaranteed by Enclave Advancement Group, Inc., Managed Vision Care, Inc., Visionworks Holdings, Inc. and Eye Care Holdings (the "Guarantor Subsidiaries") but are not guaranteed by ODs. The Guarantor
Subsidiaries are wholly owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) ECCA, as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.

                                      F20

                                      CONSOLIDATING STATEMENTS OF OPERATIONS
                                       FOR THE YEAR ENDED DECEMBER 30, 2000


                                                                Guarantor                             Consolidated
                                                  Parent       Subsidiaries    ODs       Eliminations    Company
                                                  -----------  --------------  --------  --------------  ---------
Revenues:
   Optical sales . . . . . . . . . . . . . . . .  $  167,555   $     113,510   $54,559   $           -   $335,624
   Management fees . . . . . . . . . . . . . . .         808          20,939         -         (18,914)     2,833
   Investment earnings in subsidiaries . . . . .     (14,583)              -         -          14,583          -
                                                  -----------  --------------  --------  --------------  ---------
Net revenues . . . . . . . . . . . . . . . . . .     153,780         134,449    54,559          (4,331)   338,457
Operating costs and expenses:
   Cost of goods sold. . . . . . . . . . . . . .      54,379          42,422    10,648               -    107,449
   Selling, general and administrative expenses.      93,393          84,395    45,491         (18,914)   204,365
   Store closure expense . . . . . . . . . . . .       3,580               -         -               -      3,580
   Amortization of intangibles:
    Goodwill . . . . . . . . . . . . . . . . . .       1,056           4,154         4               -      5,214
    Noncompete and other intangibles . . . . . .           -           3,922         -               -      3,922
                                                  -----------  --------------  --------  --------------  ---------
Total operating costs and expenses . . . . . . .     152,408         134,893    56,143         (18,914)   324,530
                                                  -----------  --------------  --------  --------------  ---------
Income (loss) from operations. . . . . . . . . .       1,372            (444)   (1,584)         14,583     13,927
Interest expense, net. . . . . . . . . . . . . .      17,066          11,621         8               -     28,695
                                                  -----------  --------------  --------  --------------  ---------
Loss before income taxes. . .          . . . . .     (15,694)        (12,065)   (1,592)         14,583    (14,768)
Income tax expense . . . . . . . . . . . . . . .        (160)            176       750               -        766
                                                  -----------  --------------  --------  --------------  ---------
Net loss.          . . . . . . . . . . . . . . .  $  (15,534)  $     (12,241)  $(2,342)  $      14,583   $(15,534)
                                                  ===========  ==============  ========  ==============  =========

                                      F21


                                         CONSOLIDATING STATEMENT OF CASH FLOWS
                                          FOR THE YEAR ENDED DECEMBER 30, 2000


                                                                     Guarantor                             Consolidated
                                                       Parent       Subsidiaries    ODs       Eliminations    Company
                                                       -----------  --------------  --------  --------------  ---------
Cash flows from operating activities:
Net loss          . . . . . . . . . . . . . . . . . .  $  (15,534)  $     (12,241)  $(2,342)  $      14,583   $(15,534)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . .      12,988           7,476         -               -     20,464
   Amortization of intangibles. . . . . . . . . . . .       1,056           8,076         4               -      9,136
   Other amortization . . . . . . . . . . . . . . . .       1,507             277         -               -      1,784
   Amortization of deferred gain. . . . . . . . . . .        (159)            (75)        -               -       (234)
   Deferred revenue . . . . . . . . . . . . . . . . .        (237)            757         6               -        526
   Deferred rent. . . . . . . . . . . . . . . . . . .          61             111         -               -        172
   Loss on disposition of property and equipment. .           118               -         -               -        118
Changes in operating assets and liabilities:
   Accounts and notes receivable. . . . . . . . . . .     (15,189)        (30,059)   (1,794)         42,590     (4,452)
   Inventory. . . . . . . . . . . . . . . . . . . . .       1,681           3,089      (313)              -      4,457
   Prepaid expenses and other . . . . . . . . . . . .       5,084          (8,558)       (2)              -     (3,476)
   Accounts payable and accrued liabilities . . . . .      (2,136)         38,043     4,938         (42,590)    (1,745)
                                                       -----------  --------------  --------  --------------  ---------

Net cash provided by (used in) operating activities .     (10,760)          6,896       497          14,583     11,216
                                                       -----------  --------------  --------  --------------  ---------

Cash flows from investing activities:
   Acquisition of property and equipment. . . . . . .     (12,290)         (6,642)        -               -    (18,932)
   Net outflow for The VTO Retail Acquisition . . . .           -             (87)        -               -        (87)
   Proceeds from sale of property and equipment . . .          54               -         -               -         54
   Payment received on notes receivable . . . . . . .           -              33         -               -         33
   Investment in Subsidiaries . . . . . . . . . . . .      14,583               -         -         (14,583)         -
                                                       -----------  --------------  --------  --------------  ---------

Net cash provided by ( used in) investing activities.       2,347          (6,696)        -         (14,583)   (18,932)
                                                       -----------  --------------  --------  --------------  ---------

                                      F22


                                       CONSOLIDATING STATEMENT OF CASH FLOWS
                                        FOR THE YEAR ENDED DECEMBER 30, 2000


                                                                    Guarantor                          Consolidated
                                                      Parent       Subsidiaries    ODs     Eliminations   Company
                                                      -----------  --------------  ------  -------------  ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt. . . . .      17,000               -       -               -    17,000
   Distribution to affiliated OD . . . . . . . . . .           -               -    (365)              -      (365)
   Redemption of common stock. . . . . . . . . . . .        (234)              -       -               -      (234)
   Payments on debt and capital leases . . . . . . .      (7,000)           (669)      -               -    (7,669)
                                                      -----------  --------------  ------  -------------  ---------

Net cash provided by (used in) financing activities.       9,766            (669)   (365)              -     8,732
                                                      -----------  --------------  ------  -------------  ---------

Net increase (decrease) in cash and cash equivalents       1,353            (469)    132               -     1,016

Cash and cash equivalents at beginning of period . .         862           1,656     437               -     2,955
                                                      -----------  --------------  ------  -------------  ---------

Cash and cash equivalents at end of period . . . . .  $    2,215   $       1,187   $ 569   $           -  $  3,971
                                                      ===========  ==============  ======  =============  =========

                                      F23


                                        CONSOLIDATING BALANCE SHEET
                                   FOR THE YEAR ENDED DECEMBER 29, 2001


                                                       Guarantor                              Consolidated
                                         Parent       Subsidiaries    ODs       Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . .  $      755   $       2,209   $   408   $           -   $   3,372
   Accounts and notes receivable. . . .     121,675          35,434     2,434        (149,268)     10,275
   Inventory. . . . . . . . . . . . . .      15,371           7,747     1,547               -      24,665
   Prepaid expenses and other . . . . .       2,152           1,191        46               -       3,389
                                         -----------  --------------  --------  --------------  ----------
Total current assets. . . . . . . . . .     139,953          46,581     4,435        (149,268)     41,701

Property and equipment. . . . . . . . .      37,568          26,950         -               -      64,518
Intangibles . . . . . . . . . . . . . .      16,693          92,673        87               -     109,453
Other assets. . . . . . . . . . . . . .       7,298             706         -               -       8,004
Investment in subsidiaries. . . . . . .     (25,830)              -         -          25,830           -
                                         -----------  --------------  --------  --------------  ----------
Total assets. . . . . . . . . . . . . .  $  175,682   $     166,910   $ 4,522   $    (123,438)  $ 223,676
                                         ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . .  $   17,551   $     145,646   $ 7,820   $    (149,268)  $  21,749
   Current portion of long-term debt. .      13,431             355         -               -      13,786
   Deferred revenue . . . . . . . . . .       3,620           2,937         -               -       6,557
   Accrued payroll expense. . . . . . .       2,940           2,789         4               -       5,733
   Accrued interest . . . . . . . . . .       2,989             295         -               -       3,284
   Other accrued expenses . . . . . . .       4,894           2,708       898               -       8,500
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities . . . . . . .      45,425         154,730     8,722        (149,268)     59,609
Long-term debt, less current maturities     228,537          32,140       100               -     260,777
Deferred rent . . . . . . . . . . . . .       2,482           1,308         -               -       3,790
Deferred gain . . . . . . . . . . . . .       1,530             469         -               -       1,999
                                         -----------  --------------  --------  --------------  ----------
Total liabilities . . . . . . . . . . .     277,974         188,647     8,822        (149,268)    326,175
                                         -----------  --------------  --------  --------------  ----------
Shareholders' deficit:
   Common stock . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock. . . . . . . . . . .      48,134               -         -               -      48,134
   Additional paid-in capital . . . . .      43,681           1,092    (1,299)              -      43,474
   Accumulated deficit. . . . . . . . .    (194,181)        (22,829)   (3,001)         25,830    (194,181)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders' deficit . . . . . .    (102,292)        (21,737)   (4,300)         25,830    (102,499)
                                         -----------  --------------  --------  --------------  ----------
                                         $  175,682   $     166,910   $ 4,522   $    (123,438)  $ 223,676
                                         ===========  ==============  ========  ==============  ==========

                                      F24


                                      CONSOLIDATING STATEMENTS OF OPERATIONS
                                       FOR THE YEAR ENDED DECEMBER 29, 2001


                                                               Guarantor                             Consolidated
                                                 Parent       Subsidiaries    ODs       Eliminations    Company
                                                 -----------  --------------  --------  --------------  ---------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $  163,733   $     109,196   $59,621   $           -   $332,550
   Management fees. . . . . . . . . . . . . . .         758          20,714         -         (17,988)     3,484
   Investment earnings in subsidiaries. . . . .      (9,844)              -         -           9,844          -
                                                 -----------  --------------  --------  --------------  ---------
Net revenues. . . . . . . . . . . . . . . . . .     154,647         129,910    59,621          (8,144)   336,034
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .      54,311          38,275    11,860               -    104,446
   Selling, general and administrative expenses      91,855          80,706    48,614         (17,988)   203,187
   Amortization of intangibles:
    Goodwill. . . . . . . . . . . . . . . . . .       1,056           4,259         4               -      5,319
    Noncompete and other intangibles. . . . . .           -           3,378         -               -      3,378
                                                 -----------  --------------  --------  --------------  ---------
Total operating costs and expenses. . . . . . .     147,222         126,618    60,478         (17,988)   316,330
                                                 -----------  --------------  --------  --------------  ---------
Income (loss) from operations . . . . . . . . .       7,425           3,292      (857)          9,844     19,704
Interest expense, net . . . . . . . . . . . . .      15,857          11,672         8               -     27,537
                                                 -----------  --------------  --------  --------------  ---------
Loss before income taxes. . . . . . . . . . . .      (8,432)         (8,380)     (865)          9,844     (7,833)
Income tax expense. . . . . . . . . . . . . . .         640             199       400               -      1,239
                                                 -----------  --------------  --------  --------------  ---------
Net loss. . . . . . . . . . . . . . . . . . . .  $   (9,072)  $      (8,579)  $(1,265)  $       9,844   $ (9,072)
                                                 ===========  ==============  ========  ==============  =========

                                      F25


                                         CONSOLIDATING STATEMENT OF CASH FLOWS
                                         FOR THE YEAR ENDED DECEMBER 29, 2001


                                                                    Guarantor                             Consolidated
                                                      Parent       Subsidiaries    ODs       Eliminations    Company
                                                      -----------  --------------  --------  --------------  ---------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . .  $   (9,072)  $      (8,579)  $(1,265)  $       9,844   $ (9,072)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . .      12,532           7,818         -               -     20,350
   Amortization of intangibles . . . . . . . . . . .       1,056           7,636         5               -      8,697
   Other amortization. . . . . . . . . . . . . . . .       1,956               -         -               -      1,956
   Amortization of deferred gain . . . . . . . . . .        (160)            (74)        -               -       (234)
   Deferred revenue. . . . . . . . . . . . . . . . .        (356)            261        (6)              -       (101)
   Deferred rent . . . . . . . . . . . . . . . . . .         (51)             70         -               -         19
   Loss on disposition of property and equipment . .         137             131         -               -        268
Changes in operating assets and liabilities:
   Accounts and notes receivable . . . . . . . . . .       4,866          (3,370)    1,968            (394)     3,070
   Inventory . . . . . . . . . . . . . . . . . . . .        (589)          1,495       119               -      1,025
   Prepaid expenses and other. . . . . . . . . . . .        (290)            (47)        -               -       (337)
   Accounts payable and accrued liabilities. . . . .       1,057             657      (379)            394      1,729
                                                      -----------  --------------  --------  --------------  ---------

Net cash provided by operating activities. . . . . .      11,086           5,998       442           9,844     27,370
                                                      -----------  --------------  --------  --------------  ---------

Cash flows from investing activities:
   Acquisition of property and equipment . . . . . .      (6,059)         (4,500)        -               -    (10,559)
   Proceeds from sale of property and equipment. . .          25              43         -               -         68
   Payment received on notes receivable. . . . . . .           -               3         -               -          3
   Investment in subsidiaries. . . . . . . . . . . .       9,844               -         -          (9,844)         -
                                                      -----------  --------------  --------  --------------  ---------

Net cash provided by ( used in) investing activities       3,810          (4,454)        -          (9,844)   (10,488)
                                                      -----------  --------------  --------  --------------  ---------

                                      F26


                                       CONSOLIDATING STATEMENT OF CASH FLOWS
                                        FOR THE YEAR ENDED DECEMBER 29, 2001


                                                                    Guarantor                          Consolidated
                                                      Parent       Subsidiaries    ODs     Eliminations   Company
                                                      -----------  --------------  ------  -------------  ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt. . . . .           -              66       -               -        66
   Distribution to affiliated OD . . . . . . . . . .           -               -    (603)              -      (603)
   Redemption of common stock. . . . . . . . . . . .         (15)             (1)      -               -       (16)
   Payments on debt and capital leases . . . . . . .     (16,341)           (587)      -               -   (16,928)
                                                      -----------  --------------  ------  -------------  ---------

Net cash used in financing activities. . . . . . . .     (16,356)           (522)   (603)              -   (17,481)
                                                      -----------  --------------  ------  -------------  ---------

Net increase (decrease) in cash and cash equivalents      (1,460)          1,022    (161)              -      (599)

Cash and cash equivalents at beginning of period . .       2,215           1,187     569               -     3,971
                                                      -----------  --------------  ------  -------------  ---------

Cash and cash equivalents at end of period . . . . .  $      755   $       2,209   $ 408   $           -  $  3,372
                                                      ===========  ==============  ======  =============  =========

                                      F27

                                        CONSOLIDATING BALANCE SHEET
                                   FOR THE YEAR ENDED DECEMBER 28, 2002


                                                        Guarantor                             Consolidated
                                         Parent       Subsidiaries    ODs       Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . .  $      554   $       2,532   $   364   $           -   $   3,450
   Accounts and notes receivable. . . .     134,896          42,366     3,245        (168,423)     12,084
   Inventory. . . . . . . . . . . . . .      14,715           7,491     1,854               -      24,060
   Prepaid expenses and other . . . . .       2,289           1,236        48               -       3,573
                                         -----------  --------------  --------  --------------  ----------
Total current assets. . . . . . . . . .     152,454          53,625     5,511        (168,423)     43,167

Property and equipment. . . . . . . . .      35,016          22,423         -               -   $  57,439
Intangibles . . . . . . . . . . . . . .      16,693          90,808        87               -     107,588
Other assets. . . . . . . . . . . . . .       8,552             310         -               -       8,862
Investment in subsidiaries. . . . . . .     (19,578)              -         -          19,578           -
                                         -----------  --------------  --------  --------------  ----------
Total Assets. . . . . . . . . . . . . .  $  193,137   $     167,166   $ 5,598   $    (148,845)  $ 217,056
                                         ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . .  $    9,696   $     170,349   $ 8,634   $    (168,423)  $  20,256
   Current portion of long-term debt. .      15,374              83         -               -      15,524
   Deferred revenue . . . . . . . . . .       3,511           2,629       194               -       6,334
   Accrued payroll expense. . . . . . .       4,956           2,792        28               -       7,776
   Accrued interest . . . . . . . . . .       1,798             520         -               -       2,318
   Other accrued expenses . . . . . . .       4,878           2,632     1,013               -       8,523
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities . . . . . . .      40,213         179,005     9,869        (168,423)     60,731
Long-term debt, less current maturities     237,028           2,048       100               -     239,109
Deferred rent . . . . . . . . . . . . .       2,763           1,808         -               -       4,571
Deferred gain . . . . . . . . . . . . .       1,372             394         -               -       1,766
                                         -----------  --------------  --------  --------------  ----------
Total liabilities . . . . . . . . . . .     281,376         183,255     9,969        (168,423)    306,177
                                         -----------  --------------  --------  --------------  ----------
Shareholders' deficit:
   Common stock . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock. . . . . . . . . . .      54,703               -         -               -      54,703
   Additional paid-in capital . . . . .      36,922           1,092    (1,974)              -      36,040
   Accumulated deficit. . . . . . . . .    (179,938)        (17,181)   (2,397)         19,578    (179,938)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders' deficit . . . . . .     (88,239)        (16,089)   (4,371)         19,578     (89,121)
                                         -----------  --------------  --------  --------------  ----------
                                         $  193,137   $     167,166   $ 5,598   $    (148,845)  $ 217,056
                                         ===========  ==============  ========  ==============  ==========

                                      F28

                                       CONSOLIDATING STATEMENTS OF OPERATIONS
                                        FOR THE YEAR ENDED DECEMBER 28, 2002


                                                                   Guarantor                           Consolidated
                                                     Parent       Subsidiaries   ODs      Eliminations    Company
                                                     -----------  -------------  -------  --------------  ---------
Revenues:
   Optical sales. . . . . . . . . . . . . . . . . .  $  175,733   $     114,834  $69,699  $           -    360,266
   Management fees. . . . . . . . . . . . . . . . .         554          22,319        -        (19,472)     3,401
   Investment earnings in subsidiaries. . . . . . .       6,251               -        -         (6,251)         -
                                                     -----------  -------------  -------  --------------  ---------
Net revenues. . . . . . . . . . . . . . . . . . . .     182,538         137,153   69,699        (25,723)   363,667
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . . . .      58,914          39,535   14,022              -    112,471
   Selling, general and administrative expenses . .      97,663          80,926   54,566        (19,472)   213,683
   Amortization of noncompete and other intangibles           -           1,865        -              -      1,865
                                                     -----------  -------------  -------  --------------  ---------
Total operating costs and expenses. . . . . . . . .     156,577         122,326   68,588        (19,472)   328,019
                                                     -----------  -------------  -------  --------------  ---------
Income from operations. . . . . . . . . . . . . . .      25,961          14,827    1,111         (6,251)    35,648
Interest expense, net . . . . . . . . . . . . . . .      12,495           8,548        8              -     21,051
                                                     -----------  -------------  -------  --------------  ---------
Income before income taxes. . . . . . . . . . . . .      13,466           6,279    1,103         (6,251)    14,597
Income tax expense. . . . . . . . . . . . . . . . .         339             419      500              -      1,258
                                                     -----------  -------------  -------  --------------  ---------
Net income before extraordinary item. . . . . . . .      13,127           5,860      603         (6,251)    13,339
Extraordinary (gain) loss . . . . . . . . . . . . .      (1,116)            212        -              -       (904)
                                                     -----------  -------------  -------  --------------  ---------
Net income. . . . . . . . . . . . . . . . . . . . .  $   14,243   $       5,648  $   603  $      (6,251)  $ 14,243
                                                     ===========  =============  =======  ==============  =========

                                      F29


                                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                      FOR THE YEAR ENDED DECEMBER 28, 2002


                                                  Guarantor    Consolidated
                                                  Parent       Subsidiaries    ODs     Eliminations    Company
                                                  -----------  --------------  ------  --------------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . .  $   14,243   $      12,234   $ 603   $     (12,837)  $ 14,243
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . . . . .      11,363           7,398       -               -     18,761
   Amortization of intangibles . . . . . . . . .           -           1,865       -               -      1,865
   Amortization of debt issue costs. . . . . . .       1,901               -       -               -      1,901
   Amortization of deferred gain . . . . . . . .        (158)            (75)      -               -       (233)
   Deferred revenue. . . . . . . . . . . . . . .        (109)           (308)    194               -       (223)
   Deferred rent . . . . . . . . . . . . . . . .         281             500       -               -        781
   Loss on disposition of property and equipment          30              32       -               -         62
   Extraordinary (gain) loss . . . . . . . . . .      (1,290)            386       -               -       (904)
Changes in operating assets and liabilities:
   Accounts and notes receivable . . . . . . . .     (13,311)         (6,932)   (811)         19,155     (1,899)
   Inventory . . . . . . . . . . . . . . . . . .         656             256    (307)              -        605
   Prepaid expenses and other. . . . . . . . . .        (166)            (35)     (2)              -       (203)
   Accounts payable and accrued liabilities. . .        (459)         18,268     954         (19,156)      (393)
                                                  -----------  --------------  ------  --------------  ---------

Net cash provided by operating activities. . . .      12,981          33,589     631         (12,838)    34,363
                                                  -----------  --------------  ------  --------------  ---------

Cash flows from investing activities:
   Acquisition of property and equipment . . . .      (7,765)         (2,903)      -               -    (10,668)
   Investment in subsidiaries. . . . . . . . . .     (12,838)              -       -          12,838          -
                                                  -----------  --------------  ------  --------------  ---------

Net cash used in investing activities. . . . . .     (20,603)         (2,903)      -          12,838    (10,668)
                                                  -----------  --------------  ------  --------------  ---------

                                      F30


                                         CONSOLIDATING STATEMENT OF CASH FLOWS
                                         FOR THE YEAR ENDED DECEMBER 28, 2002


                                                             .    Guarantor          .                 .  Consolidated
                                                      Parent     Subsidiaries    ODs     Eliminations        Company
                                                      ---------  --------------  ------  -------------  --------------
Cash flows from financing activities:
   Payments on debt related to refinancing . . . . .   (88,346)        (30,000)      -               -       (118,346)
   Proceeds from issuance of long-term debt. . . . .   124,000               -       -               -        124,000
   Payments on debt and capital leases . . . . . . .   (23,345)           (363)      -               -        (23,708)
   Payments for refinancing fees . . . . . . . . . .    (4,788)              -       -               -         (4,788)
   Distribution to affiliated OD . . . . . . . . . .         -               -    (675)              -           (675)
   Stock buyback . . . . . . . . . . . . . . . . . .      (100)              -       -               -           (100)
                                                      ---------  --------------  ------  -------------  --------------

Net cash provided by (used in) financing activities.     7,421         (30,363)   (675)              -        (23,617)
                                                      ---------  --------------  ------  -------------  --------------

Net increase (decrease) in cash and cash equivalents      (201)            323     (44)              -             78

Cash and cash equivalents at beginning of period . .       755           2,209     408               -          3,372
                                                      ---------  --------------  ------  -------------  --------------

Cash and cash equivalents at end of period . . . . .  $    554   $       2,532   $ 364   $           -  $       3,450
                                                      =========  ==============  ======  =============  ==============

                                      F31

11.  PREFERRED  STOCK

     During 1998, the Company issued 300,000 shares of Preferred Stock, par value $ .01 per share. Dividends on shares of Preferred Stock are cumulative from the date of issue (whether or not declared) and will be payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded quarterly. Cumulative preferred dividends in arrears were $18.2 and $24.8 million as of December 29, 2001 and December 28, 2002, respectively. The Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets. The Preferred Stock has no voting rights.

12.  SHAREHOLDERS'  DEFICIT

     1998 Executive Stock Option Plan. On April 25, 1998, the Company authorized a non-qualified stock option plan whereby key executives and senior officers may be offered options to purchase the Company's Common Stock. Under the plan, the exercise price set by the Board of Directors of the Company must at least equal the fair market value of the Company's Common Stock at the date of grant. The options begin vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50% provided the optionee is an employee of the Company on the anniversary date and shall expire 10 years after the date of grant. Under certain specified conditions the vesting schedule may be altered. During fiscal 2000, the Company granted options to purchase 66,500 shares at an option price of $12.85 per share under this plan. During fiscal 2001, the Company entered into Option Cancellation Agreements (the "Cancellation Agreements") with certain employees and directors (the "Optionees") to cancel all outstanding options which were granted through the cancellation date under the Company's 1998 Stock Option Plan (the "Plan") due to changes in the fair market value of the Company's common stock. The Company provided all of the Optionees with an option cancellation notice detailing the Company's offer for the Optionees to cancel and terminate their respective options in exchange for the commitment of the Company to grant new options under the Plan (the "New Options"), such new grant to be made no earlier than six months and a day after the effective date of the cancellation of the options and at an exercise price equal to the fair market value of the common stock as of the effective date of the grant of the New Options. The Cancellation Agreements provided that, in January 2002 (the "Grant Date"), the Company granted to each of the Optionees a New Option to purchase the number of shares of common stock subject to the options being terminated and cancelled and that

                                      F32
such New Option will have an exercise price equal to the fair market value of the common stock as of the Grant Date. The vesting period for the New Options granted to employees will be 40% on the Grant Date, and an additional 20% will vest on each of the first, second and third anniversary of the Grant Date. The exercise price at the Grant Date was $5.00 per share. Subsequent grants of 131,000 options were made throughout the remainder of fiscal 2002. Such grants begin vesting one year after the date of the grant in four installments of 10%, 15%, 25% and 50% and have an exercise price of $5.00 to $15.13 per share, based on the fair market value at the Grant Date.


Following is a summary of activity in the plan for fiscal years 2000, 2001 and 2002.


                               AVERAGE OPTION
                                  PRICE            OPTIONS       OPTIONS
                                PER SHARE($)     OUTSTANDING   EXERCISABLE
                               ---------------  ------------  ------------

Outstanding January 1, 2000 .                       515,000        39,300
Granted . . . . . . . . . . .           12.85        66,500             -
Became exercisable. . . . . .                             -        61,950
Canceled or expired . . . . .           10.41       (98,500)       (6,800)
                                                ------------  ------------

Outstanding December 30, 2000                        483,000        94,450
Granted . . . . . . . . . . .           12.85        11,000             -
Became exercisable. . . . . .                              -         4,650
Canceled or expired . . . . .   10.41 & 12.85      (494,000)      (99,100)
                                                ------------  ------------

Outstanding December 29, 2001                              -             -
                                                ------------  ------------

Granted . . . . . . . . . . .    5.00 & 15.13       988,775              -
Became exercisable. . . . . .                       341,310              -
Canceled or expired . . . . .                       (41,000)      (15,200)
                                                ------------  ------------

Outstanding December 28, 2002                        947,775       326,110
                                                ============  ============

     During fiscal 2001, the Company granted two directors options to purchase 15,000 and 111,142 shares, respectively. Each option is exercisable at $5.00 per share and begins vesting on the date of the grant in three installments of 50% 25% and 25%, with such options expiring 10 years from the date of grant. A subsequent grant of 5,000 options was made to one director in October 2002. Each option is exercisable at $5.00 per share and

                                      F33
begins vesting one year after the date of the grant in four installments of 25%, 25%, 25% and 25%, with such options expiring 10 years from the date of grant.

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

     The fair value for these options was estimated at the date of the grant using the minimum value method with the following assumptions for 2000 and 2002 respectively: risk-free interest rates of 6% and 3%; respectively, no dividend yield; and a weighted-average expected life of the options of 4 years.

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

                                      F34


13.   INCOME  TAXES

The  provision  for  income  taxes  is  comprised  of  the  following:

                                  YEAR ENDED
                                -------------
                   DECEMBER 30,   DECEMBER 29,   DECEMBER 28,
                      2000           2001           2002
                  -------------  -------------  -------------

        Current.  $         766  $       1,239  $       1,258
        Deferred              -              -              -
                  -------------  -------------  -------------

                  $         766  $       1,239  $       1,258
                  =============  =============  =============


The reconciliation between the federal statutory tax rate at 34% and the Company effective tax rate is as follows:


                                             DECEMBER 30,    DECEMBER 29,    DECEMBER 28,
                                                2000            2001            2002
                                            --------------  --------------  --------------

        Expected tax expense (benefit) . .  $      (5,021)  $      (2,663)  $       5,270
        Goodwill . . . . . . . . . . . . .          1,772           1,483            (811)
        Nondeductible meals and donations.             33              30              35
        Other. . . . . . . . . . . . . . .            990             650            2,027
        Change in valuation allowance. . .          2,992           1,739          (5,263)
                                            --------------  --------------  --------------

                                            $         766   $       1,239   $       1,258
                                            ==============  ==============  ==============

The above reconciliation takes into account certain entities that are consolidated for financial accounting purposes but are not consolidated for tax purposes, therefore, the net operating loss carryforward cannot offset the income from the non-consolidated entities.


                                      F35


The  components  of  the  net  deferred  tax  assets  are  as  follows:


                                                                      DECEMBER 29,    DECEMBER 28,
                                                                         2001            2002
                                                                    --------------  --------------

        Total deferred tax liabilities, current. . . . . . . . . .  $        (707)  $        (705)
        Total deferred tax liabilities, long-term. . . . . . . . .           (630)         (1,172)
        Total deferred tax assets, current . . . . . . . . . . . .          3,201           2,117
        Total deferred tax assets, long-term . . . . . . . . . . .         25,078          21,439
        Valuation allowance. . . . . . . . . . . . . . . . . . . .        (26,942)        (21,679)
                                                                    --------------  --------------

Net deferred tax assets. . . . . . . . . . . . . . . . . . . . . .  $           -   $           -
                                                                    ==============  ==============

The sources of the difference between the financial accounting and tax Company assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

                                                                      DECEMBER 29,    DECEMBER 28,
                                                                         2001            2002
                                                                    --------------  --------------
Deferred tax assets:
        Deferred rent. . . . . . . . . . . . . . . . . . . . . . .  $         873   $       1,138
        Allowance for bad debts. . . . . . . . . . . . . . . . . .          1,314           1,121
        Deferred revenue . . . . . . . . . . . . . . . . . . . . .            958             921
        Net operating loss and credit carryforward. . . . . . . .         10,934           5,769
        Inventory basis differences. . . . . . . . . . . . . . . .            619             482
        Accrued salaries . . . . . . . . . . . . . . . . . . . . .            928             611
        Property and equipment . . . . . . . . . . . . . . . . . .          9,275           9,791
        Gain on debt purchase. . . . . . . . . . . . . . . . . . .              -           2,315
        Recapitalization expenses. . . . . . . . . . . . . . . . .          1,510               -
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . .          1,868           1,417
                                                                    --------------  --------------

Total deferred tax assets. . . . . . . . . . . . . . . . . . . . .         28,279          23,565

Deferred tax liabilities:
        Prepaid expense. . . . . . . . . . . . . . . . . . . . . .  $         699   $         705
        Store pre-opening costs. . . . . . . . . . . . . . . . . .            269             269
        Deferred financing costs . . . . . . . . . . . . . . . . .            164             612
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . .            205             300
                                                                    --------------  --------------
Total deferred tax liability . . . . . . . . . . . . . . . . . . .          1,337           1,886
                                                                    --------------  --------------

        Net deferred tax assets. . . . . . . . . . . . . . . . . .         26,942          21,679
        Valuation allowance. . . . . . . . . . . . . . . . . . . .        (26,942)        (21,679)

Net deferred tax assets. . . . . . . . . . . . . . . . . . . . . .  $           -   $           -
                                                                    ==============  ==============

                                      F36

     At December 29, 2001 and December 28, 2002, the Company had, subject to the limitations discussed below, net operating loss carryforward for tax purposes of $32,158 and $16,967, respectively. These loss carryforwards will expire from 2008 through 2018 if not utilized.

     Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under FASB Statement No. 109. These uncertainties primarily consist of the lack of taxable income historically generated by the Company. Therefore, the Company has established a valuation allowance for deferred tax assets of $26,942 at December 29, 2001 and $21,679 at December 28, 2002.

14.  EMPLOYEE  BENEFITS

     401(k) Plan. The Company maintains a defined contribution plan whereby substantially all employees who have been employed for at least six consecutive months are eligible to participate. Contributions are made by the Company as a percentage of employee contributions. In addition, discretionary contributions may be made at the direction of the Company's Board of Directors. Total Company contributions were approximately $174, $227 and $220 for fiscal years 2000, 2001 and 2002, respectively.

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

     The Company subleases a portion of substantially all of the stores to an independent optometrist or a corporation controlled by an independent optometrist. The terms of these leases or subleases are principally one to seven years with rentals consisting of a percentage of gross receipts, base rentals, or a combination of both. Certain of these leases contain renewal options.

     Certain of the Company's lease agreements contain provisions for scheduled rent increases or provide for occupancy periods during which no rent payment is required. For financial statement purposes, rent expense is recorded based on the total rentals due over the entire lease term and charged to rent expense on a straight-line basis. The difference between the actual cash rentals paid and rent expenses recorded for financial statement

                                      F37
purposes is recorded as a deferred rent obligation. At the end of fiscal years 2001 and 2002, deferred rent obligations aggregated approximately $3.8 million and $4.6 million, respectively.

     Rent expense for all locations, net of lease and sublease income, is as follows. For the purposes of this table, base rent expense includes common area maintenance costs. Common area maintenance costs were approximately 20, 21 and 21 percent of base rent expense for fiscal years 2000, 2001 and 2002, respectively.




                              DECEMBER 30,    DECEMBER 29,    DECEMBER 28,
                                 2000            2001            2002
                            --------------  --------------  --------------

Base rent expense. . . . .  $      37,331   $      38,666   $      40,364
Rent as a percent of sales            537             266             436
Lease and sublease income.         (4,512)         (4,259)         (4,435)
                            --------------  --------------  --------------

Rent expense, net. . . . .  $      33,356   $      34,673   $      36,365
                            ==============  ==============  ==============

Future minimum lease payments, excluding common area maintenance costs, net of future minimum lease and sublease income under noncancelable operating leases for the next five years and beyond are as follows:




                                         OPERATING   LEASE AND     OPERATING
                                          RENTAL     SUBLEASE        LEASE,
                                         PAYMENTS    INCOME           NET
                                         ----------  -----------  ----------

2003. . . . . . . . . . . . . . . . . .  $   31,707  $   (2,050)  $   29,657
2004. . . . . . . . . . . . . . . . . .      29,358      (1,071)      28,287
2005. . . . . . . . . . . . . . . . . .      26,453        (835)      25,618
2006. . . . . . . . . . . . . . . . . .      22,465        (568)      21,897
2007. . . . . . . . . . . . . . . . . .      18,945        (339)      18,606
Beyond 2007 . . . . . . . . . . . . . .      45,013        (434)      44,579
                                         ----------  -----------  ----------

Total minimum lease payments/(receipts)  $  173,941  $   (5,297)  $  168,644
                                         ==========  ===========  ==========

                                      F38

16.  COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.

                                      F39

                                                                     SCHEDULE II

                                 EYE CARE CENTERS OF AMERICA, INC.

                          CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                                 CHARGED TO    CHARGED TO
                                    BALANCE AT    CREDITED      CREDITED    DEDUCTIONS   BALANCE
                                   BEGINNING OF   FROM COST     FROM OTHER    FROM       AT CLOSE
                                     PERIOD      AND EXPENSES    ACCOUNTS    RESERVE     OF PERIOD
                                    ------------  ------------  ----------  -----------  ---------

Allowance for doubtful accounts of
   current receivables:
      Year ended December 30, 2000     1,471,000     2,466,000           -           -   3,937,000
      Year ended December 29, 2001     3,937,000       919,000           -           -   4,856,000
      Year ended December 28, 2002     4,856,000             -           -    (565,000)  4,291,000

Inventory obsolescence reserves:
      Year ended December 30, 2000       700,000       304,000           -           -   1,004,000
      Year ended December 29, 2001     1,004,000        95,000           -           -   1,099,000
      Year ended December 28, 2002     1,099,000             -           -    (422,000)    677,000

                                      F40