Form 10-Q
period 2003-03-29
EYE CARE CENTERS OF AMERICA INC
filed 2003-05-13
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark  One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2003.

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

                          Yes   X                         No
                               ---                            ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                          Yes                            No    X
                               ---                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                                Outstanding at May 12, 2003
           -----                                  -----------------------------
   Common  Stock,  $.01  par  value                      7,397,689  shares

================================================================================




                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX

                                                                            PAGE
                                                                          NUMBER
                                                                         -------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at December 28, 2002
                       and March 29, 2003 (Unaudited)                        2

            Condensed Consolidated Statements of Income for the
                       Thirteen Weeks Ended March 30, 2002 (Unaudited)
                       and March 29, 2003 (Unaudited)                        3

            Condensed Consolidated Statements of Cash Flows for the
                       Thirteen Weeks Ended March 30, 2002 (Unaudited)
                       and March 29, 2003 (Unaudited)                        4

            Notes to Condensed Consolidated Financial Statements          5-12

Item 2. Management Discussion and Analysis of Financial Condition
        and Results of Operations                                        13-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20

Item 4.  Controls and Procedures                                            20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               20-21

Item 5.  Other Information                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   22


                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                        EYE CARE CENTERS OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                           DECEMBER 28,    MARCH 29,
                                             2002             2003
                                         --------------  -----------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents. . . . . .  $       3,450   $   12,326
   Accounts and notes receivable, net .         12,084       13,954
   Inventory. . . . . . . . . . . . . .         24,060       25,888
   Prepaid expenses and other . . . . .          3,573        2,919
                                         --------------  -----------
Total current assets. . . . . . . . . .         43,167       55,087
PROPERTY & EQUIPMENT, net . . . . . . .         57,439       56,327
INTANGIBLE ASSETS . . . . . . . . . . .        107,588      107,651
OTHER ASSETS. . . . . . . . . . . . . .          8,862        8,420
DEFERRED INCOME TAXES . . . . . . . . .              -          860
                                         --------------  -----------
Total assets. . . . . . . . . . . . . .  $     217,056   $  228,345
                                         ==============  ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . .  $      20,256   $   23,243
   Current maturities of long-term debt         15,524       16,599
   Deferred revenue . . . . . . . . . .          6,334        6,380
   Accrued payroll expense. . . . . . .          7,776        5,508
   Accrued interest . . . . . . . . . .          2,318        6,340
   Other accrued expenses . . . . . . .          8,523        9,920
                                         --------------  -----------
Total current liabilities . . . . . . .         60,731       67,990
LONG TERM DEBT, less current maturities        239,109      232,821
DEFERRED RENT . . . . . . . . . . . . .          4,571        4,610
DEFERRED GAIN . . . . . . . . . . . . .          1,766        1,707
                                         --------------  -----------
Total liabilities . . . . . . . . . . .        306,177      307,128
                                         --------------  -----------
SHAREHOLDERS' DEFICIT:
   Common stock . . . . . . . . . . . .             74           74
   Preferred stock. . . . . . . . . . .         54,703       56,482
   Additional paid-in capital . . . . .         36,040       34,239
   Accumulated deficit. . . . . . . . .       (179,938)   (169,578)
                                         --------------  -----------
Total shareholders deficit . . . . . . .       (89,121)    (78,783)
                                         --------------  -----------
                                         $     217,056   $  228,345
                                         ==============  ===========


                         EYE CARE CENTERS OF AMERICA, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (dollars in thousands)

                                                              THIRTEEN WEEKS
                                                                   ENDED
                                                   --------------------------------
                                                          MARCH 30,      MARCH 29,
                                                            2002            2003
                                                         ----------      ----------
                                                         (Unaudited)    (Unaudited)
NET REVENUES:
   Optical sales . . . . . . . . . . . . . . . . . .  $        102,688  $  101,315
   Management fee. . . . . . . . . . . . . . . . . .               989       1,026
                                                      ----------------  ----------
Total net revenues . . . . . . . . . . . . . . . . .           103,677     102,341

OPERATING COSTS AND EXPENSES:
   Cost of goods sold. . . . . . . . . . . . . . . .            32,068      30,259
   Selling, general and administrative expenses. . .            55,441      55,912
   Amortization of noncompete and other intangibles.               841          55
                                                      ----------------  ----------
Total operating costs and expenses . . . . . . . . .            88,350      86,226
                                                      ----------------  ----------
INCOME FROM OPERATIONS . . . . . . . . . . . . . . .            15,327      16,115
INTEREST EXPENSE, NET. . . . . . . . . . . . . . . .             5,069       5,321
INCOME TAX EXPENSE . . . . . . . . . . . . . . . . .               212         434
                                                      ----------------  ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . .  $         10,046  $   10,360
                                                      ================  ==========


                                 EYE CARE CENTERS OF AMERICA, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollars in thousands)

                                                                                THIRTEEN WEEKS
                                                                                     ENDED
                                                                      -----------------------------
                                                                        MARCH 30,         MARCH 29,
                                                                          2002               2003
                                                                      ------------      -----------
                                                                       (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $        10,046   $   10,360
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization.. . . . . . . . . . . . .            5,546        4,422
             Amortization of debt issue costs. . . . . . . . . . . .              417          498
             Deferred liabilities and other. . . . . . . . . . . . .              355         (834)
        Increase in operating assets and liabilities . . . . . . . .            8,112        2,954
                                                                      ----------------  -----------
Net cash provided by operating activities. . . . . . . . . . . . . .           24,476       17,400
                                                                      ----------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Acquisition of property and equipment . . . . . . . . .           (2,155)      (3,255)
             Proceeds from sale of property and equipment. . . . . .               32            -
             Deposits and other. . . . . . . . . . . . . . . . . . .                -          (15)
                                                                      ----------------  -----------
Net cash used in investing activities. . . . . . . . . . . . . . . .           (2,123)      (3,270)
                                                                      ----------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments on debt and capital leases . . . . . . . . . .          (22,178)      (5,226)
             Payments for refinancing fees . . . . . . . . . . . . .                -          (28)
             Distribution to affiliated OD . . . . . . . . . . . . .              (85)           -
                                                                      ----------------  -----------
Net cash used in financing activities. . . . . . . . . . . . . . . .          (22,263)      (5,254)
                                                                      ----------------  -----------
NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . .               90        8,876
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . .            3,372        3,450
                                                                      ----------------  -----------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . .  $         3,462   $   12,326
                                                                      ================  ===========

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

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet for the year ended December 28, 2002 was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week periods ended March 30, 2002 and March 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 2003 ("fiscal 2003"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 28, 2002 ("fiscal 2002").

2.  CRITICAL  ACCOUNTING  POLICIES

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

- Goodwill consists of the amounts by which the purchase price exceeds the market value of acquired net assets, noncompete agreements and a strategic alliance agreement. Goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values.

3.  RELATED  PARTY  TRANSACTIONS

     The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"), pursuant to which (i) THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the recapitalization and structuring, negotiating and arranging the debt financing and (ii) THL Co. would receive $500,000 per year plus expenses for management and other consulting services provided to the Company, including one percent (1%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition. As of December 31, 2000, the Management Agreement was amended to reduce the fees to $250,000 per year plus expenses for management and other consulting services provided to the Company. However, such fee may be increased dependent upon the Company attaining certain leverage ratios. The Management Agreement continues unless and until terminated by mutual consent of the parties in writing, for so long as THL Co. provides management and other consulting services to the Company. The Company believes that the terms of the Management Agreement are comparable to those that would have been obtained from unaffiliated sources. For the thirteen week periods ended March 29, 2003 and March 30, 2002, the Company incurred $125,000 and $62,500 related to the agreement, respectively.

4.  INCOME  TAXES

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The Company currently has a net deferred tax asset related to its temporary differences. Uncertainties exist as to the future realization of the deferred tax asset under the criteria set forth under Statement of Financial Accounting Standards ("SFAS") Statement No. 109. These uncertainties primarily consist of the lack of taxable income historically generated by the Company.

5.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION (DOLLARS IN THOUSANDS)


                                        THIRTEEN       THIRTEEN
                                       WEEKS ENDED    WEEKS ENDED
                                         MARCH 30,      MARCH 29,
                                           2002           2003
                                       -------------  ------------
                                        (UNAUDITED)   (UNAUDITED)

Cash paid for interest. . . . . . . .  $       1,948  $        706
Dividends accrued on preferred stock.  $       1,564  $      1,779
Cash paid for taxes . . . . . . . . .  $         347  $        419

6.  NEW  ACCOUNTING  PRONOUNCEMENTS

     On April 30, 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was approved by the FASB. As a result, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30. The provisions of this Statement shall be applied in fiscal years beginning after May 15, 2002. While the adoption of SFAS 145 will result in certain financial statement reclassifications, management does not believe that the reclassifications will have a significant impact on the Company's results of operations or financial position.

     On July 30, 2002, SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued by the FASB. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on December 29, 2002 and the adoption of SFAS 146 did not have a significant impact on its results of operations or financial position as it currently has no plans to exit or dispose of activities outside the normal scope of business operations.

     In December 2002, SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued by the FASB. The transition guidance and annual disclosure provisions are effective in fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. This standard amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma calculations include only the effects of 1998 through 2003 grants as all grants previous to 1998 were exercised. As such, the impacts are not necessarily indicative of the effects on reported net income of future years. The Company's pro forma net income for the thirteen weeks ended March 30, 2002 and March 29, 2003 are as follows:


                                            THIRTEEN
                                          WEEKS ENDED
                                 -------------------------
                                   MARCH 30,      MARCH 29,
                                      2002           2003
                                   -----------  ----------
                                   (UNAUDITED)  (UNAUDITED)
Net income. . . . . . . . . . .  $      10,046  $   10,360
Pro forma compensation expense.             28          37
                                 -------------  ----------
Pro forma net income. . . . . .  $      10,018  $   10,323
                                 =============  ==========

7.  CONDENSED  CONSOLIDATING  INFORMATION  (UNAUDITED)

     The $100.0 million in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $30.0 million in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes") were issued by the Company and are guaranteed by all of the subsidiaries of Eye Care Centers of America, Inc. (the "Guarantor Subsidiaries") but are not guaranteed by ODs. The Guarantor Subsidiaries are wholly owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) ECCA, as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) ODs. There were no transactions between the Guarantor Subsidiaries during any of the periods presented. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.


                                        CONSOLIDATING BALANCE SHEET
                                   FOR THE YEAR ENDED DECEMBER 28, 2002

                                                       Guarantor                              Consolidated
                                            Parent     Subsidiaries    ODs       Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . .  $      554   $       2,532   $   364   $           -   $   3,450
   Accounts and notes receivable. . . .     134,896          42,366     3,245        (168,423)     12,084
   Inventory. . . . . . . . . . . . . .      14,715           7,491     1,854               -      24,060
   Prepaid expenses and other . . . . .       2,289           1,236        48               -       3,573
                                         -----------  --------------  --------  --------------  ----------
Total current assets. . . . . . . . . .     152,454          53,625     5,511        (168,423)     43,167

Property and equipment. . . . . . . . .      35,016          22,423         -               -   $  57,439
Intangibles . . . . . . . . . . . . . .      16,693          90,808        87               -     107,588
Other assets. . . . . . . . . . . . . .       8,552             310         -               -       8,862
Investment in subsidiaries. . . . . . .     (19,578)              -         -          19,578           -
                                         -----------  --------------  --------  --------------  ----------
Total assets. . . . . . . . . . . . . .  $  193,137   $     167,166   $ 5,598   $    (148,845)  $ 217,056
                                         ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . .  $    9,696   $     170,349   $ 8,634   $    (168,423)  $  20,256
   Current portion of long-term debt. .      15,374              83         -               -      15,524
   Deferred revenue . . . . . . . . . .       3,511           2,629       194               -       6,334
   Accrued payroll expense. . . . . . .       4,956           2,792        28               -       7,776
   Accrued interest . . . . . . . . . .       1,798             520         -               -       2,318
   Other accrued expenses . . . . . . .       4,878           2,632     1,013               -       8,523
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities . . . . . . .      40,213         179,005     9,869        (168,423)     60,731
Long-term debt, less current maturities     237,028           2,048       100               -     239,109
Deferred rent . . . . . . . . . . . . .       2,763           1,808         -               -       4,571
Deferred gain . . . . . . . . . . . . .       1,372             394         -               -       1,766
                                         -----------  --------------  --------  --------------  ----------
Total liabilities . . . . . . . . . . .     281,376         183,255     9,969        (168,423)    306,177
                                         -----------  --------------  --------  --------------  ----------
Shareholders deficit:
   Common stock . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock. . . . . . . . . . .      54,703               -         -               -      54,703
   Additional paid-in capital . . . . .      36,922           1,092    (1,974)              -      36,040
   Accumulated deficit. . . . . . . . .    (179,938)        (17,181)   (2,397)         19,578    (179,938)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders deficit . . .  . . .     (88,239)        (16,089)   (4,371)         19,578     (89,121)
                                         -----------  --------------  --------  --------------  ----------
                                         $  193,137   $     167,166   $ 5,598   $    (148,845)  $ 217,056
                                         ===========  ==============  ========  ==============  ==========


                                   CONDENSED CONSOLIDATING INCOME STATEMENT
                                 FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2002

                                                               Guarantor                         Consolidated
                                                  Parent      Subsidiaries   ODs      Eliminations   Company
                                                 ----------  -------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $   50,379  $      32,109  $20,200  $           -   $102,688
   Management fees. . . . . . . . . . . . . . .         185          7,058        -         (6,254)       989
   Investment earnings in subsidiaries. . . . .       9,390              -        -         (9,390)         -
                                                 ----------  -------------  -------  --------------  --------
Total net revenues. . . . . . . . . . . . . . .      59,954         39,167   20,200        (15,644)   103,677
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .      16,570         11,450    4,048              -     32,068
   Selling, general and administrative expenses      28,793         17,964   14,938         (6,254)    55,441
   Amortization of intangibles:
     Noncompete and other intangibles . . . . .           -            841        -              -        841
                                                 ----------  -------------  -------  --------------  --------
Total operating costs and expenses. . . . . . .      45,363         30,255   18,986         (6,254)    88,350
                                                 ----------  -------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . .      14,591          8,912    1,214         (9,390)    15,327
Interest expense, net . . . . . . . . . . . . .       4,458            609        2              -      5,069
Income tax expense. . . . . . . . . . . . . . .          87            125        -              -        212
                                                 ----------  -------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . .  $   10,046  $       8,178  $ 1,212  $      (9,390)  $ 10,046
                                                 ==========  =============  =======  ==============  ========



                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                         FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2002

                                                                          Guarantor                             Consolidated
                                                            Parent       Subsidiaries    ODs       Eliminations    Company
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   10,046   $       8,178   $ 1,212   $      (9,390)  $ 10,046
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . .       2,860           2,686         -               -      5,546
   Other amortization. . . . . . . . . . . . . . . . . . .         388              29         -               -        417
   Deferred liabilities and other. . . . . . . . . . . . .         218              84        53               -        355
   Increase/(decrease) in operating assets and liabilities      20,474         (11,181)   (1,181)              -      8,112
                                                            -----------  --------------  --------  --------------  ---------
Net cash provided by (used in) operating activities. . . .      33,986            (204)       84          (9,390)    24,476
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . .      (1,586)           (569)        -               -     (2,155)
   Proceeds from sale of property and equipment. . . . . .           -              32         -               -         32
   Investment in Subsidiaries. . . . . . . . . . . . . . .      (9,390)              -         -           9,390          -
                                                            -----------  --------------  --------  --------------  ---------
Net cash used in investing activities. . . . . . . . . . .     (10,976)           (537)        -           9,390     (2,123)
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases . . . . . . . . . .     (22,090)            (88)        -               -    (22,178)
   Distribution to affiliated OD . . . . . . . . . . . . .           -               -       (85)              -        (85)
Net cash used in financing activities. . . . . . . . . . .     (22,090)            (88)      (85)              -    (22,263)
                                                            -----------  --------------  --------  --------------  ---------
Net Increase/(decrease) in cash and cash equivalents . . .         920            (829)       (1)              -         90
Cash and cash equivalents at beginning of period . . . . .         755           2,209       408               -      3,372
                                                            -----------  --------------  --------  --------------  ---------
Cash and cash equivalents at end of period . . . . . . . .  $    1,675   $       1,380   $   407   $           -   $  3,462
                                                            ===========  ==============  ========  ==============  =========


                                   CONDENSED CONSOLIDATING BALANCE SHEET
                                              MARCH 29, 2003

                                                       Guarantor                              Consolidated
                                         Parent       Subsidiaries    ODs       Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . .  $    7,928   $       4,050   $   348   $           -   $  12,326
   Accounts and notes receivable. . . .     131,796          46,118     3,935        (167,895)     13,954
   Inventory. . . . . . . . . . . . . .      16,706           7,408     1,774               -      25,888
   Prepaid expenses and other . . . . .       1,842           1,029        48               -       2,919
                                         -----------  --------------  --------  --------------  ----------
Total current assets. . . . . . . . . .     158,272          58,605     6,105        (167,895)     55,087

Property and equipment. . . . . . . . .      35,231          21,096         -               -      56,327
Intangibles . . . . . . . . . . . . . .      16,811          90,753        87               -     107,651
Other assets. . . . . . . . . . . . . .       8,095             325         -               -       8,420
Deferred income taxes . . . . . . . . .         860               -         -               -         860
Investment in subsidiaries. . . . . . .      (7,745)              -         -           7,745           -
                                         -----------  --------------  --------  --------------  ----------
Total assets. . . . . . . . . . . . . .  $  211,524   $     170,779   $ 6,192   $    (160,150)  $ 228,345
                                         ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . .  $   19,679   $     162,202   $ 9,257   $    (167,895)  $  23,243
   Current portion of long-term debt. .      16,522              77         -               -      16,599
   Deferred revenue . . . . . . . . . .       3,769           2,700       (89)              -       6,380
   Accrued payroll expense. . . . . . .       2,860           2,620        28               -       5,508
   Accrued interest . . . . . . . . . .       5,821             519         -               -       6,340
   Other accrued expenses . . . . . . .       5,980           3,026       914               -       9,920
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities . . . . . . .      54,631         171,144    10,110        (167,895)     67,990
Long-term debt, less current maturities     230,690           2,031       100               -     232,821
Deferred rent . . . . . . . . . . . . .       2,772           1,838         -               -       4,610
Deferred gain . . . . . . . . . . . . .       1,332             375         -               -       1,707
                                         -----------  --------------  --------  --------------  ----------
Total liabilities . . . . . . . . . . .     289,425         175,388    10,210        (167,895)    307,128
                                         -----------  --------------  --------  --------------  ----------
Shareholders deficit:
   Common stock . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock. . . . . . . . . . .      56,482               -         -               -      56,482
   Additional paid-in capital . . . . .      35,121           1,092    (1,974)              -      34,239
   Accumulated deficit. . . . . . . . .    (169,578)         (5,701)   (2,044)          7,745    (169,578)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders deficit .. . . . . .     (77,901)         (4,609)   (4,018)          7,745     (78,783)
                                         -----------  --------------  --------  --------------  ----------
                                         $  211,524   $     170,779   $ 6,192   $    (160,150)  $ 228,345
                                         ===========  ==============  ========  ==============  ==========


                                     CONDENSED CONSOLIDATING INCOME STATEMENT
                                    FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2003

                                                     Guarantor   Consolidated
                                                     Parent      Subsidiaries    ODs      Eliminations    Company
                                                     ----------  --------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . . . .  $   49,237  $      31,377   $20,701  $           -   $101,315
   Management fees. . . . . . . . . . . . . . . . .         217          6,928         -         (6,119)     1,026
   Investment earnings in subsidiaries. . . . . . .      11,833              -         -        (11,833)         -
                                                     ----------  --------------  -------  --------------  --------
Total net revenues. . . . . . . . . . . . . . . . .      61,287         38,305    20,701        (17,952)   102,341
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . . . .      15,643         10,420     4,196              -     30,259
   Selling, general and administrative expenses . .      29,695         17,280    15,056         (6,119)    55,912
   Amortization of noncompete and other intangibles           -             55         -              -         55
                                                     ----------  --------------  -------  --------------  --------
Total operating costs and expenses. . . . . . . . .      45,338         27,755    19,252         (6,119)    86,226
                                                     ----------  --------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . . . .      15,949         10,550     1,449        (11,833)    16,115
Interest expense, net . . . . . . . . . . . . . . .       5,155            164         2              -      5,321
Income tax expense. . . . . . . . . . . . . . . . .         434           (579)      579              -        434
                                                     ----------  --------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . . . .  $   10,360  $      10,965   $   868  $     (11,833)  $ 10,360
                                                     ==========  ==============  =======  ==============  ========



                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2003

                                                                            Guarantor                         Consolidated
                                                              Parent       Subsidiaries    ODs    Eliminations   Company
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   10,360   $      10,965   $ 868   $     (11,833)  $ 10,360
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . .       2,649           1,773       -               -      4,422
   Amortization of debt issue costs. . . . . . . . . . . .         498               -       -               -        498
   Deferred liabilities and other. . . . . . . . . . . . .        (633)             82    (283)              -       (834)
   Increase/(decrease) in operating assets and liabilities      14,427         (10,872)   (601)              -      2,954
                                                            -----------  --------------  ------  --------------  ---------
Net cash provided by (used in) operating activities. . . .      27,301           1,948     (16)        (11,833)    17,400
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . .      (2,864)           (391)      -               -     (3,255)
   Investment in subsidiaries. . . . . . . . . . . . . . .     (11,833)              -       -          11,833          -
   Deposits and other. . . . . . . . . . . . . . . . . . .           -             (15)      -               -        (15)
                                                            -----------  --------------  ------  --------------  ---------
Net cash used in investing activities. . . . . . . . . . .     (14,697)           (406)      -          11,833     (3,270)
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases . . . . . . . . . .      (5,202)            (24)      -               -     (5,226)
   Payments for financing fees . . . . . . . . . . . . . .         (28)              -       -               -        (28)
                                                            -----------  --------------  ------  --------------  ---------
Net cash used in financing activities. . . . . . . . . . .      (5,230)            (24)      -               -     (5,254)
                                                            -----------  --------------  ------  --------------  ---------
Net Increase/(decrease) in cash and cash equivalents . . .       7,374           1,518     (16)              -      8,876
Cash and cash equivalents at beginning of period . . . . .         554           2,532     364               -      3,450
                                                            -----------  --------------  ------  --------------  ---------
Cash and cash equivalents at end of period . . . . . . . .  $    7,928   $       4,050   $ 348   $           -   $ 12,326
                                                            ===========  ==============  ======  ==============  =========

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The Company is the third largest retail optical chain in the United States as measured by net revenues, operating or managing 362 stores, 293 of which are optical superstores with in-house lens processing capabilities. The Company operates in the $6.5 billion retail optical chain sector of the $16.2 billion optical retail market. Management believes that key drivers of growth for the Company include (i) the success of the Company's promotional activities, (ii) the continuing role of managed vision care and (iii) new product innovations.

     The Company's management team has focused on improving operating efficiencies and growing the business through both strategic acquisitions and new store openings. During the first quarter of fiscal 2003, the Company continued to focus on its value retail promotion of two complete pair of single vision eyewear for $99. Management believes this promotion has been successful because it leverages the Company's strength as the leader in its markets and also differentiates the Company's stores from independent optometric practitioners who tend to offer fewer promotions in order to guard their margins. Because the average ticket price is typically less for glasses sold under the promotion, in order for the Company to continue to be successful using this strategy, the Company must continue to increase the number of transactions and must also be successful in controlling costs. In addition, it will be incumbent upon the Company to be able to maintain its broad selection of high quality, lower priced non-branded frames so that it can continue to offer more value to customers while improving gross margins. The Company experienced a 1.4% decrease in net revenues compared to the first quarter of fiscal 2002, which was largely the result of a 1.4% decrease in transaction volume compared to the first quarter of fiscal 2002. The decrease in transaction volume was largely the result of the high percentage of the Company's stores that were located in weather impacted markets which caused the Company to have fewer operating days versus the first quarter of fiscal 2002 and an overall decline in the optical market. Gross profit improved by 0.7% compared to the quarter ended March 30, 2002 largely due to a continuation of improved buying efficiencies and a favorable mix of non-branded frames which have higher margins than branded frames.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue funded managed vision care relationships in order to help the Company's retail business grow. Discount managed care programs will play a less significant role as the value retail format becomes more developed throughout the Company's stores. While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed vision care relationships also compensates for the lower average ticket price. During the thirteen weeks ended March 29, 2003 approximately 35.1% of the Company's total revenues were derived from managed vision care programs, compared to 35.7% for the thirteen weeks ended March 30, 2002, however, the percent of penetration is expected to normalize at around 35% as the transition to funded programs materializes and the retail offer replaces discount activity. Management believes that the role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

Results  of  Operations


The  following  table  sets  forth  for  the periods indicated certain statement of income  data  as  a percentage  of  net  revenues:

                                                               THIRTEEN
                                                              WEEKS ENDED
                                                 ----------------------------------
                                                      MARCH 30,           MARCH 29,
                                                        2002                2003
                                                     ---------           ----------
STATEMENT OF INCOME DATA:
NET REVENUES:
   Optical sales. . . . . . . . . . . . . . . .         99.0  %             99.0  %
   Management fee . . . . . . . . . . . . . . .          1.0                 1.0
                                                      -------              -------
Total net revenues. . . . . . . . . . . . . . .        100.0               100.0

OPERATING COSTS AND EXPENSES:
   Cost of goods sold . . . . . . . . . . . . .         31.2  *             29.9  *
   Selling, general and administrative expenses         54.0  *             55.2  *
   Amortization of intangibles. . . . . . . . .          0.8                 0.1
                                                      -------              -------
Total operating costs and expenses. . . . . . .         85.2                84.3
                                                      -------              -------
INCOME FROM OPERATIONS. . . . . . . . . . . . .         14.8                15.7
INTEREST EXPENSE, NET . . . . . . . . . . . . .          4.9                 5.2
INCOME TAX EXPENSE. . . . . . . . . . . . . . .          0.2                 0.4
                                                      -------              -------
NET INCOME. . . . . . . . . . . . . . . . . . .         9.7 %               10.1  %
                                                      =======              =======

*  Percentages based on optical sales only

THE THIRTEEN WEEKS ENDED MARCH 29, 2003 COMPARED TO THE THIRTEEN WEEKS ENDED MARCH 30, 2002.

Net Revenues. The decrease in net revenues to $102.3 million for the thirteen weeks ended March 29, 2003 from $103.7 million for the thirteen weeks ended March 30, 2002 was largely the result of decreased comparable store sales of 3.1% compared to the first quarter of fiscal 2002. Transaction volume decreased by 1.4% compared to the first quarter of fiscal 2002 and average ticket prices declined by 1.8% compared to the first quarter of fiscal 2002. The decrease in comparable store sales, transactions and average ticket prices was the result of weak consumer demand, severe winter weather in many regions of the United States which caused the Company to have fewer operating days versus the first quarter of fiscal 2002 and general economic weakness. The Company closed one store in the first quarter of fiscal 2003.

Gross Profit. Gross profit increased to $72.1 million for the thirteen weeks ended March 29, 2003 from $71.6 million for the thirteen weeks ended March 30, 2002. Gross profit as a percentage of optical sales increased to 70.1% for the thirteen weeks ended March 29, 2003 as compared to 68.8% for the thirteen weeks ended March 30, 2002. This percentage increase was largely due to a continuation of improved buying efficiencies and a favorable mix in non-branded frames. Non-branded frames have lower acquisition costs than branded frames resulting in higher margins.

Selling General & Administrative Expenses (SG&A). SG&A increased to $55.9 million for the thirteen weeks ended March 29, 2003 from $55.4 million for the thirteen weeks ended March 30, 2002. SG&A, as a percentage of optical sales, increased to 55.2% for the thirteen weeks ended March 29, 2003 from 54.0% for the thirteen weeks ended March 30, 2002. This percentage increase was primarily due to the addition of noncomparable doctor practices in three of the Company's markets which has resulted in increased doctor payroll expenditures. In addition, the Company closed three stores and opened seven new stores since the first quarter of fiscal 2002 which has resulted in increased occupancy expenditures.

Amortization Expense. Amortization expense decreased to $0.1 million for the thirteen weeks ended March 29, 2003 from $0.8 million for the thirteen weeks ended March 30, 2002. This decrease was largely due to intangible balances that have been fully amortized compared to the first quarter of fiscal 2002.

Net Interest Expense. Net interest expense increased to $5.3 million for the thirteen weeks ended March 29, 2003 from $5.1 million for the thirteen weeks ended March 30, 2002. This increase was due to the increase in the variable interest rate that occurred in conjunction with the New Facilities. See the discussion under the heading "Liquidity and Capital Resources" for terms of the New Facilities.

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

SOURCES  OF  CAPITAL

     The Company's principal sources of capital are from cash on hand, cash flows from operating activities and funding from the New Facilities (as hereinafter defined). Cash flows from operating activities provided net cash of $24.5 million for the thirteen weeks ended March 29, 2003 and $17.5 million for the thirteen weeks ended March 30, 2002. As of March 29, 2003 the Company had $12.3 million of cash available to meet its obligations.

     Payments on debt and incurrence of additional debt have been the Company's principal financing activities. Cash flows from financing activities used net cash of $5.3 million for the thirteen weeks ended March 29, 2003 compared to $22.2 million for the thirteen weeks ended March 30, 2002 as a result of a larger revolver balance available for paydown in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2003.

     Working capital of the Company primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses. The largest expenditures of working capital occur each year on May 1 and November 1 when the Company makes interest payments under its Notes, which typically range between $5.0 to $6.0 million per payment.

     Capital expenditures were $3.3 million for the thirteen weeks ended March 29, 2003 compared to $2.2 million for the thirteen weeks ended March 30, 2002. Capital expenditures for all of 2003 are projected to be approximately $12.0 million. Of the planned 2003 capital expenditures, approximately $4.3 million is related to commitments to new stores and approximately $7.7 million is expected to be for systems and maintenance of existing facilities.

LONG-TERM  DEBT

     CREDIT FACILITY. On December 23, 2002, the Company entered into a credit agreement which consists of (i) the $55.0 million term loan facility (the "Term Loan A"); (ii) the $62.0 million term loan facility (the "Term Loan B"); and
(iii) the $25.0 million revolving credit facility (the "Revolver" and together with the Term Loan A and Term Loan B, the "New Facilities"). The proceeds of the New Facilities were used to (i) pay long-term debt outstanding under the previous credit facility, (ii) redeem $20.0 million face value of subordinated debt at a cost of $17.0 million, and (iii) pay fees and expenses incurred in connection with the New Facilities. Thereafter, the New Facilities are available to finance working capital requirements and general corporate purposes.

     Borrowings under the New Facilities accrue interest, at the Company's option, at the Base Rate or the Libor rate, plus the applicable margin. The Base Rate is a floating rate equal to the higher of the overnight Federal Funds Rate plus 1/2% or the Fleet prime rate. The margins applicable to the Base Rate and LIBOR for each of the New Facilities are set forth in the following table.


NEW FACILITY     BASE RATE MARGIN      LIBOR MARGIN
------------     -----------------     -------------
Term Loan A.                 3.25%             4.25%
------------     -----------------     -------------
Term Loan B.                 3.75%             4.75%
------------     -----------------     -------------
Revolver . .                 3.50%             4.50%
------------     -----------------     -------------

     In connection with the borrowings made under the New Facilities, the Company incurred approximately $4.8 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Facilities. The unamortized amount of debt issuance costs as of March 29, 2003 related to the New Facilities was $4.5 million.

     At March 29, 2003, the Company had $129.8 million in notes payable outstanding evidenced by the Exchange Notes (as hereinafter defined), $55.0 million and $62.0 million in term loans outstanding under the Term Loan A and Term Loan B, respectively, and $2.6 million in capital lease and equipment obligations. The $25.0 million revolving credit facility was fully available to finance working capital requirements and general corporate purposes as of March 29, 2003. In addition, the Company has agreed to guarantee a $1.0 million loan made to an Hour Eyes doctor in connection with the Company's acquisition of Hour Eyes and the related long-term business management agreement (the "Hour Eyes

Loan"). On or about April 24, 2003, the Hour Eyes Loan was paid off with proceeds from a loan directly from the Company to the Hour Eyes doctor.

     The New Facilities are collateralized by all tangible and intangible assets of the Company, including the stock of its subsidiaries. In addition, the Company must meet certain financial covenants including minimum EBITDA, interest coverage, leverage ratio and capital expenditures. As of March 29, 2003, the Company was in compliance with all of the financial covenants.

     NOTES. In 1998, the Company issued $100.0 million aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50.0 million aggregate principal amount of its Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Notes"). In connection with the New Facilities, the Company redeemed $20.0 million of the Floating Rate Notes. Interest on the Notes is payable semiannually on each May 1 and November 1 of each year until maturity. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR plus 3.98%. The Fixed Rate Notes and Floating Rate Notes are not entitled to the benefit of any mandatory sinking fund.

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

     The indenture governing the Notes contains certain covenants that, among other things, limit the Company's and the guarantors' ability to:

-    incur  additional  indebtedness;
-    pay  dividends or make other distributions in respect of its capital stock;
-    purchase  equity  interests  or  subordinated  indebtedness;
-    create  certain  liens;

-    enter  into  certain  transactions  with  affiliates;
-    consummate  certain  asset  sales;  and
-    merge  or  consolidate.

     PREFERRED STOCK. In 1998, the Company issued 300,000 shares of a new series of preferred stock (the "Preferred Stock"), par value $.01 per share. Dividends on shares of the Preferred Stock are cumulative from the date of issue (whether or not declared) and are payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded annually. The Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and
(ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets.

     CONTRACTUAL OBLIGATIONS. The Company is committed to make cash payments in the future on the following types of agreements.

-    Long  term  debt;  and
-    Operating  leases  for  stores  and  office  facilities

     The following table reflects a summary of the Company's contractual obligations as of March 29, 2003.


                                                                       Payments due by period
                                                            ----------------------------------------
                                                            Less than 1  1 to 3  3 to 5  More than 5
                                                  Total        Year       Years   Years      Years
                                               ---------     --------  -------  --------   --------

Long Term Debt. . . . . . . . .                $ 246,965      $16,442  $ 38,771  $ 62,000  $129,752
Capital Lease Obligations . . .                    2,455          157       506     1,792         -
Operating Leases. . . . . . . .                  171,950       32,033    56,096    41,321    42,500
Purchase Obligations. . . . . .                        -            -         -         -         -
Total future principal payments
   on contractual obligations .                $ 421,370      $48,632  $ 95,373  $105,113  $172,252
                                               =========      =======  ========  ========  ========

     The Company has no off-balance sheet debt unrecorded obligations and has not guaranteed the debt of any other party.

     FUTURE CAPITAL RESOURCES. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with borrowings currently available under the Revolver, are adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve (12) months. The ability of the Company to satisfy its financial covenants under the New Facilities, to meet its debt service obligations and to reduce its debt will depend on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. In the event the Company does not satisfy its financial covenants within the New Facilities, the Company may attempt to renegotiate the terms of its New Facilities with its lender for further amendments to, or waivers of, the financial covenants of the New Facilities. The Company believes that its ability to repay the Term Loan A and Term Loan B and amounts outstanding under the Revolver and the Acquisition Facility at maturity will likely require additional financing. The Company cannot assume that additional financing will be available to it. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

FORWARD-LOOKING  STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal 2002 as well as the following: general economic and business conditions; industry trends; the loss of major customers, suppliers or managed vision care contracts; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S
PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS; (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS; (IV) INDUSTRY SALES GROWTH; (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES;
(VI) DEMOGRAPHIC TRENDS; (VII) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS; (VIII) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING TO REPAY THE CREDIT FACILITY OR NOTES AT

MATURITY AND (IX) THE CONTINUED MEDICAL INDUSTRY EFFORTS TO REDUCE MEDICAL COSTS AND THIRD PARTY REIMBURSEMENTS.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in the Company's market risk during the first quarter of fiscal 2003. For further discussion, refer to the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 28, 2002.

     The Company's primary market risk exposure is interest rate risk. As of March 29, 2003, $147.1 million of the Company's long-term debt bore interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates with specific vulnerability to changes in LIBOR. For every two hundred basis point change in the average interest rate under the $147.1 million in long-term borrowings, the Company's annual interest expense would change by approximately $2.9 million.

     In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM  4.     CONTROLS  AND  PROCEDURES

     The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Within the 90 days prior to the date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation.

     The Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that the management of the Company has deemed to be material to the business or financial condition of the Company that have arisen during the first quarter of fiscal 2003. For further discussion, refer to the Company's annual report on Form 10-K for the year ended December 28, 2002.

ITEM  5.  OTHER  INFORMATION

     Effective April 30, 2003, Eye Care Centers of America, Inc. ("Parent") completed an internal restructuring of certain of its operations (the "Internal Restructuring"). The operations and assets of the Parent's subsidiaries existing prior to the Internal Restructuring (which, prior to the Internal Restructuring, comprised approximately 51.5% of the total revenues and 61.2% of the total assets of the Company, on a consolidated basis) were not affected by the Internal Restructuring, and the Company's ownership of these subsidiaries remained unchanged. Generally, the Internal Restructuring resulted in the operating assets held by the Company being transferred to various newly-formed, wholly-owned subsidiaries. As a result of the Internal Restructuring, Parent will hold the stock of its subsidiaries and will not have any store, lab or distribution operations.

The  purposes  of  the  Internal  Restructuring  included  the  following:

- to permit greater flexibility in the management and financing of existing and future business operations;
-    to  facilitate  the  Company's  entry  into  new  businesses;
-    to  enable  the  Company  to  achieve  certain  tax  benefits;  and
- to further the objectives of the Company's businesses, and any additional businesses acquired in the future, on a more self-sufficient, independent economic basis while decreasing the risk that liabilities attributable to any one of the Company's businesses could be imposed upon one or more of the Company's unrelated businesses.



3.1  Restated  Articles of Incorporation of Eye Care Centers of America Inc. (a)
3.2  Statement  of  Resolution  of the Board of Directors of Eye Care Centers of
     America,  Inc.  designating  a  series  of  Preferred  Stock.  (a)
3.3  Amended  and  Restated  By-laws  of  Eye  Care Centers of America, Inc. (a)
4.1  Indenture,  dated  as of April 24, 1998, among Eye Care Centers of America,
     Inc.,  the  Guarantors named therein and United States Trust Company of New
     York,  as  Trustee  for  the  9 1/8% Senior Subordinated Notes Due 2008 and
     Floating  Interest  Rate  Subordinated  Term  Securities.  (c)
4.2  Form  of  Fixed  Rate  Exchange  Note.  (b)
4.3  Form  of  Floating  Rate  Exchange  Note.  (b)
4.4  Form  of  Guarantee.  (b)
4.5  Registration  Rights  Agreement, dated  April 24,  1998,  between  Eye Care
     Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce,
     Fenner  &  Smith  Incorporated.  (a)
10.4 Promisory  note  dated  as  of  April  24,  2003  among Eye Care Centers of
     America,  Inc.  and  Daniel  Poth,  O.D.  (d)

(a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

(b) Previously provided with, and incorporated by reference from, the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(c) Previously provided with, and incorporated by reference from, the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

(d)  Filed  herewith

(b) The company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended March 29, 2003.



                                   SIGNATURES
                        EYE CARE CENTERS OF AMERICA, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: May 13, 2003
/s/  Alan E. Wiley
----------------------------------------------------
Alan E. Wiley
Executive Vice President and Chief Financial Officer

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

Date:  May  13,  2003

/S/  DAVID  E.  MCCOMAS
-----------------------
David  E.  McComas
President  and  Chief  Executive  Officer

I,  Alan  E.  Wiley,  certify  that:

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

Date:  May  13,  2003

/S/  ALAN  E.  WILEY
--------------------
Alan  E.  Wiley
Executive  Vice  President  and  Chief  Financial  Officer