Form 10-Q
period 2003-06-28
EYE CARE CENTERS OF AMERICA INC
filed 2003-08-11
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark  One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2003.

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

                          Yes   X                         No
                               ---                            ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                          Yes                            No    X
                               ---                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                                Outstanding at August 11, 2003
           -----                                  -----------------------------
   Common  Stock,  $.01  par  value                      7,397,689  shares

================================================================================


                        EYE CARE CENTERS OF AMERICA, INC.
                                      INDEX
                                                                            Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at December 28, 2002
              and June 28, 2003 (Unaudited)                                  2

            Condensed Consolidated Statements of Operations for the
              Thirteen Weeks and Twenty-Six Weeks Ended June 29, 2002
              (Unaudited) and June 28, 2003 (Unaudited)                      3

            Condensed Consolidated Statements of Cash Flows for the
              Twenty-Six Weeks Ended June 29, 2002 (Unaudited)
              and June 28, 2003 (Unaudited)                                  4

            Notes to Condensed Consolidated Financial Statements          5-12

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  13-21

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      21

Item 4.     Controls and Procedures                                         21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  22

Item 5.  Other Information                                                  22

Item 6.  Exhibits and Reports on Form 8-K                                   23



                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                        EYE CARE CENTERS OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                         DECEMBER 28,      JUNE 28,
                                            2002             2003
                                         --------------  ----------
ASSETS. . . . . . . . . . . . . . . . .                  (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents. . . . . .  $       3,450   $   5,771
   Accounts and notes receivable, net .         12,084      12,282
   Inventory. . . . . . . . . . . . . .         24,060      27,203
   Prepaid expenses and other . . . . .          3,573       2,930
                                         --------------  ----------
Total current assets. . . . . . . . . .         43,167      48,186
PROPERTY & EQUIPMENT, net . . . . . . .         57,439      54,808
INTANGIBLE ASSETS . . . . . . . . . . .        107,588     107,478
OTHER ASSETS. . . . . . . . . . . . . .          8,862       9,734
DEFERRED INCOME TAXES . . . . . . . . .              -       1,155
                                         --------------  ----------
Total assets. . . . . . . . . . . . . .  $     217,056   $ 221,361
                                         ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . .  $      20,256   $  19,368
   Current maturities of long-term debt         15,524      16,456
   Deferred revenue . . . . . . . . . .          6,334       6,244
   Accrued payroll expense. . . . . . .          7,776       5,396
   Accrued interest . . . . . . . . . .          2,318       3,729
   Other accrued expenses . . . . . . .          8,523       8,712
                                         --------------  ----------
Total current liabilities . . . . . . .         60,731      59,905
LONG TERM DEBT, less current maturities        239,109     233,059
DEFERRED RENT . . . . . . . . . . . . .          4,571       4,650
DEFERRED GAIN . . . . . . . . . . . . .          1,766       1,649
                                         --------------  ----------
Total liabilities . . . . . . . . . . .        306,177     299,263
                                         --------------  ----------
SHAREHOLDERS' DEFICIT:
   Common stock . . . . . . . . . . . .             74          74
   Preferred stock. . . . . . . . . . .         54,703      58,317
   Additional paid-in capital . . . . .         36,040      32,381
   Accumulated deficit. . . . . . . . .       (179,938)   (168,674)
                                         --------------  ----------
Total shareholders' deficit . . . . . . .      (89,121)    (77,902)
                                         --------------  ----------
                                         $     217,056   $ 221,361
                                         ==============  ==========

            See Notes to Condensed Consolidated Financial Statements


                                        EYE CARE CENTERS OF AMERICA, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (dollars in thousands)

                                                              THIRTEEN WEEKS                  TWENTY-SIX WEEKS
                                                                  ENDED                            ENDED
                                                           ----------------                 -----------------
                                                         JUNE 29,        JUNE 28,          JUNE 29,       JUNE 28,
                                                           2002            2003              2002           2003
                                                     --------------   ------------      -------------  ------------
                                                        (Unaudited)      (Unaudited)      (Unaudited)   (Unaudited)
REVENUES:
   Optical sales. . . . . . . . . . . . . . . . .  $         88,767  $        88,857     $    191,455     $ 190,172
   Management fees. . . . . . . . . . . . . . . .               797              804            1,786         1,830
                                                   ----------------  ---------------     ------------     ---------
Net revenues. . . . . . . . . . . . . . . . . . .            89,564           89,661          193,241       192,002

OPERATING COSTS AND EXPENSES:
   Cost of goods sold . . . . . . . . . . . . . .            27,598           28,045           59,666        58,304
   Selling, general and administrative expenses..            53,111           53,614          108,552       109,526
   Amortization of intangibles. . . . . . . . . .               841               55            1,682           110
                                                   ----------------  ---------------     ------------     ---------
Total operating costs and expenses. . . . . . . .            81,550           81,714          169,900       167,940
                                                   ----------------  ---------------     ------------     ---------
INCOME FROM OPERATIONS. . . . . . . . . . . . . .             8,014            7,947           23,341        24,062
INTEREST EXPENSE, NET . . . . . . . . . . . . . .             5,565            4,919           10,635        10,240
INCOME TAX EXPENSE. . . . . . . . . . . . . . . .               283            2,123              494         2,557
                                                   ----------------  ---------------     ------------     ---------
NET INCOME. . . . . . . . . . . . . . . . . . . .  $          2,166  $           905     $     12,212     $  11,265
                                                   ================  ===============     ============     =========

            See Notes to Condensed Consolidated Financial Statements


                                  EYE CARE CENTERS OF AMERICA, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (dollars in thousands)

                                                                                  TWENTY-SIX
                                                                                  WEEKS ENDED
                                                                                ---------------
                                                                          JUNE 29,           JUNE 28,
                                                                            2002               2003
                                                                         -----------      -----------
                                                                         (Unaudited)      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $       12,212   $       11,265
        Adjustments to reconcile net income to net cash provided
              by operating activities:
             Depreciation and amortization. . . . . . . . . . . . .          11,134            8,739
             Amortization of debt issue costs . . . . . . . . . . .             836              996
             Deferred liabilities and other . . . . . . . . . . . .             312           (1,283)
             Loss on disposition of property and equipment. . . . .              63               18
        Increase (decrease) in operating assets and liabilities . .           1,001           (5,236)
                                                                     ---------------  ---------------
Net cash provided by operating activities.. . . . . . . . . . . . .          25,558           14,499
                                                                     ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Acquisition of property and equipment. . . . . . . . .          (6,191)          (6,077)
             Notes receivable . . . . . . . . . . . . . . . . . . .               -           (1,026)
             Proceeds from sale of property and equipment . . . . .               -               43
             Payments received on notes receivable. . . . . . . . .               -               25
                                                                     ---------------  ---------------
Net cash used in investing activities . . . . . . . . . . . . . . .          (6,191)          (7,035)
                                                                     ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments on debt and capital leases. . . . . . . . . .         (20,387)          (5,143)
             Distribution to affiliated OD. . . . . . . . . . . . .            (410)               -
                                                                     ---------------  ---------------
Net cash used in financing activities . . . . . . . . . . . . . . .         (20,797)          (5,143)
                                                                     ---------------  ---------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . .          (1,430)           2,321
CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . .           3,372            3,450
                                                                     ---------------  ---------------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . .  $        1,942   $        5,771
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

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet for the year ended December 28, 2002 was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week and twenty-six week periods ended June 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 2003 ("fiscal 2003"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 28, 2002 ("fiscal 2002").

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

3.  RELATED  PARTY  TRANSACTIONS

     The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"), pursuant to which (i) THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the recapitalization and structuring, negotiating and arranging the debt financing and (ii) THL Co. would receive $500,000 per year plus expenses for management and other consulting services provided to the Company, including one percent (1%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition. As of December 31, 2000, the Management Agreement was amended to reduce the fees payable thereunder to $250,000 per year plus expenses for management and other consulting services provided to the Company. However, the fees payable under the Management Agreement may be increased to an amount up to $500,000 annually depending upon the Company attaining certain leverage ratios. The Management Agreement continues unless and until terminated by mutual consent of the parties in writing, for so long as THL Co. provides management and other consulting services to the Company. The Company believes that the terms of the Management Agreement are comparable to those that would have been obtained from unaffiliated sources. For both the twenty-six week periods ended June 29, 2002 and June 28, 2003 the Company incurred an expense of $250,000 related to the Management Agreement.

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

5.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION (DOLLARS IN THOUSANDS)


                                                  TWENTY-SIX
                                                  WEEKS ENDED
                                           -------------------------
                                           JUNE 29,         JUNE 28,
                                             2002             2003
                                          (UNAUDITED)     .(UNAUDITED)
                                          ----------        ---------
Cash paid for interest. . . . . . . .    $     9,961        $   7,637
Dividends accrued on preferred stock.    $     3,180        $   2,201
Cash paid for taxes . . . . . . . . .    $       463        $   1,422

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

     In December 2002, SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued by the FASB. The transition guidance and annual disclosure provisions are effective in fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. This standard amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma calculations include only the effects of 1998 through 2003 grants (all grants previous to 1998 were exercised). As such, the impacts are not necessarily indicative of the effects on reported net income of future years. The Company's pro forma net income for the twenty-six weeks ended June 29, 2002 and June 28, 2003 are as follows:


                                                  TWENTY-SIX
                                                  WEEKS ENDED
                                           -------------------------
                                           JUNE 29,         JUNE 28,
                                             2002             2003
                                          (UNAUDITED)     .(UNAUDITED)
                                          ----------        ---------
Net income. . . . . . . . . . .      $      12,212         $  11,265
Pro forma compensation expense.                 60                75
                                     -------------          ---------
Pro forma net income. . . . . .      $      12,152         $  11,190
                                     =============          =========

7.  CONDENSED  CONSOLIDATING  INFORMATION  (UNAUDITED)

     The Company has issued $100.0 million in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $30.0 million in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes") which are guaranteed by all of the subsidiaries of the Company (the "Guarantor Subsidiaries") but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) ODs. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.


                                       CONSOLIDATING BALANCE SHEETS
                                             DECEMBER 28, 2002

                                                       Guarantor                              Consolidated
                                         Parent       Subsidiaries    ODs       Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . .  $      554   $       2,532   $   364   $           -   $   3,450
   Accounts and notes receivable. . . .     134,896          42,366     3,245        (168,423)     12,084
   Inventory. . . . . . . . . . . . . .      14,715           7,491     1,854               -      24,060
   Prepaid expenses and other . . . . .       2,289           1,236        48               -       3,573
                                         -----------  --------------  --------  --------------  ----------
   Deferred income taxes. . . . . . . .           -               -         -               -           -
                                         -----------  --------------  --------  --------------  ----------
Total current assets. . . . . . . . . .     152,454          53,625     5,511        (168,423)     43,167
Property and equipment. . . . . . . . .      35,016          22,423         -               -      57,439
Intangibles . . . . . . . . . . . . . .      16,693          90,808        87               -     107,588
Other assets. . . . . . . . . . . . . .       8,552             310         -               -       8,862
Investment in subsidiaries. . . . . . .     (19,578)              -         -          19,578           -
                                         -----------  --------------  --------  --------------  ----------
Total assets. . . . . . . . . . . . . .  $  193,137   $     167,166   $ 5,598   $    (148,845)  $ 217,056
                                         ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . .  $    9,696   $     170,349   $ 8,634   $    (168,423)  $  20,256
   Current portion of long-term debt. .      15,374              83         -               -      15,524
   Deferred revenue . . . . . . . . . .       3,511           2,629       194               -       6,334
   Accrued payroll expense. . . . . . .       4,956           2,792        28               -       7,776
   Accrued interest . . . . . . . . . .       1,798             520         -               -       2,318
   Other accrued expenses . . . . . . .       4,878           2,632     1,013               -       8,523
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities . . . . . . .      40,213         179,005     9,869        (168,423)     60,731
Deferred income taxes . . . . . . . . .           -               -         -               -           -
Long-term debt, less current maturities     237,028           2,048       100               -     239,109
Deferred rent . . . . . . . . . . . . .       2,763           1,808         -               -       4,571
Deferred gain . . . . . . . . . . . . .       1,372             394         -               -       1,766
                                         -----------  --------------  --------  --------------  ----------
Total liabilities . . . . . . . . . . .     281,376         183,255     9,969        (168,423)    306,177
                                         -----------  --------------  --------  --------------  ----------
Shareholders' deficit:
   Common stock . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock. . . . . . . . . . .      54,703               -         -               -      54,703
   Additional paid-in capital . . . . .      36,922           1,092    (1,974)              -      36,040
   Accumulated deficit. . . . . . . . .    (179,938)        (17,181)   (2,397)         19,578    (179,938)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders' deficit . . . . . .     (88,239)        (16,089)   (4,371)         19,578     (89,121)
                                         -----------  --------------  --------  --------------  ----------
                                         $  193,137   $     167,166   $ 5,598   $    (148,845)  $ 217,056
                                         ===========  ==============  ========  ==============  ==========


                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2002

                                                               Guarantor                         Consolidated
                                                 Parent      Subsidiaries   ODs      Eliminations    Company
                                                 ----------  -------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $   93,979  $      61,138  $36,338  $           -   $191,455
   Management fees. . . . . . . . . . . . . . .         341         12,825        -        (11,380)     1,786
   Investment earnings in subsidiaries. . . . .      15,164              -        -        (15,164)         -
                                                 ----------  -------------  -------  --------------  --------
Net revenues. . . . . . . . . . . . . . . . . .     109,484         73,963   36,338        (26,544)   193,241
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .      31,073         21,299    7,294              -     59,666
   Selling, general and administrative expenses      56,788         34,927   28,217        (11,380)   108,552
   Amortization of intangibles:
     Noncompete and other intangibles . . . . .           -          1,682        -              -      1,682
                                                 ----------  -------------  -------  --------------  --------
Total operating costs and expenses. . . . . . .      87,861         57,908   35,511        (11,380)   169,900
                                                 ----------  -------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . .      21,623         16,055      827        (15,164)    23,341
Interest expense, net . . . . . . . . . . . . .       9,349          1,282        4              -     10,635
Income tax expense. . . . . . . . . . . . . . .          62            432        -              -        494
                                                 ----------  -------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . .  $   12,212  $      14,341  $   823  $     (15,164)  $ 12,212
                                                 ==========  =============  =======  ==============  ========


                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                   FOR THE THIRTEEN WEEKS ENDED JUNE 29, 2002


                                                                Guarantor                           Consolidated
                                                  Parent       Subsidiaries   ODs       Eliminations    Company
                                                  -----------  -------------  --------  --------------  --------
Revenues:
   Optical sales . . . . . . . . . . . . . . . .  $   43,600   $      29,029  $16,138   $           -   $ 88,767
   Management fees . . . . . . . . . . . . . . .         156           5,767        -          (5,126)       797
   Investment earnings in subsidiaries . . . . .       5,774               -        -          (5,774)         -
                                                  -----------  -------------  --------  --------------  --------
Net revenues . . . . . . . . . . . . . . . . . .      49,530          34,796   16,138         (10,900)    89,564
Operating costs and expenses:
   Cost of goods sold. . . . . . . . . . . . . .      14,503           9,849    3,246               -     27,598
   Selling, general and administrative expenses.      27,995          16,963   13,279          (5,126)    53,111
   Amortization of intangibles:
     Noncompete and other intangibles. . . . . .           -             841        -               -        841
                                                  -----------  -------------  --------  --------------  --------
Total operating costs and expenses . . . . . . .      42,498          27,653   16,525          (5,126)    81,550
                                                  -----------  -------------  --------  --------------  --------
Income from operations . . . . . . . . . . . . .       7,032           7,143     (387)         (5,774)     8,014
Interest expense, net. . . . . . . . . . . . . .       4,890             673        2               -      5,565
Income tax expense . . . . . . . . . . . . . . .         (24)            307        -               -        283
                                                  -----------  -------------  --------  --------------  --------
Net income (loss). . . . . . . . . . . . . . . .  $    2,166   $       6,163  $  (389)  $      (5,774)  $  2,166
                                                  ===========  =============  ========  ==============  ========


                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                        FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2002

                                                                           Guarantor                           Consolidated
                                                             Parent       Subsidiaries    ODs     Eliminations    Company
                                                             -----------  --------------  ------  --------------  ---------
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $   12,212   $      14,342   $ 823   $     (15,165)  $ 12,212
Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . . . .       5,737           5,397       -               -     11,134
   Loan cost amortization . . . . . . . . . . . . . . . . .         775              61       -               -        836
   Deferred liabilities and other . . . . . . . . . . . . .         124              74     114               -        312
   Loss on disposition of property and  equipment . . . . .          31              32       -               -         63
   Increase/(decrease) in operating assets and liabilities.      14,348         (12,721)   (626)              -      1,001
                                                             -----------  --------------  ------  --------------  ---------
Net cash provided by operating activities . . . . . . . . .      33,227           7,185     311         (15,165)    25,558
                                                             -----------  --------------  ------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment. . . . . . . . . .      (4,919)         (1,272)      -               -     (6,191)
   Investment in Subsidiaries . . . . . . . . . . . . . . .      (9,390)         (5,775)      -          15,165          -
                                                             -----------  --------------  ------  --------------  ---------
Net cash used in investing activities . . . . . . . . . . .     (14,309)         (7,047)      -          15,165     (6,191)
                                                             -----------  --------------  ------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases. . . . . . . . . . .     (20,081)           (306)      -               -    (20,387)
   Distribution to affiliated OD. . . . . . . . . . . . . .           -               -    (410)              -       (410)
                                                             -----------  --------------  ------  --------------  ---------
Net cash provided by (used in) financing activities . . . .     (20,081)           (306)   (410)              -    (20,797)
                                                             -----------  --------------  ------  --------------  ---------
Net decrease in cash and cash equivalents . . . . . . . . .      (1,163)           (168)    (99)              -     (1,430)
Cash and cash equivalents at beginning of period. . . . . .         755           2,209     408               -      3,372
                                                             -----------  --------------  ------  --------------  ---------
Cash and cash equivalents at end of period. . . . . . . . .  $     (408)  $       2,041   $ 309   $           -   $  1,942
                                                             ===========  ==============  ======  ==============  =========


                                   CONDENSED CONSOLIDATING BALANCE SHEETS
                                               JUNE 28, 2003

                                                       Guarantor                              Consolidated
                                         Parent       Subsidiaries    ODs       Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . .  $   (1,258)  $       6,980   $    49   $           -   $   5,771
   Accounts and notes receivable, net .     160,885          49,220     3,428        (201,251)     12,282
   Inventory. . . . . . . . . . . . . .           -          25,195     2,008               -      27,203
   Prepaid expenses and other . . . . .          (3)          2,885        48               -       2,930
                                         -----------  --------------  --------  --------------  ----------
Total current assets. . . . . . . . . .     159,624          84,280     5,533        (201,251)     48,186
Property and equipment, net . . . . . .         (13)         54,821         -               -      54,808
Intangibles, net. . . . . . . . . . . .      16,706          90,710        87             (25)    107,478
Other assets. . . . . . . . . . . . . .       7,723           2,011         -               -       9,734
   Deferred income taxes. . . . . . . .       1,155               -         -               -       1,155
Investment in subsidiaries. . . . . . .      (1,902)              -         -           1,902           -
                                         -----------  --------------  --------  --------------  ----------
Total assets. . . . . . . . . . . . . .  $  183,293   $     231,822   $ 5,620   $    (199,374)  $ 221,361
                                         ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . .  $    2,335   $     211,030   $ 7,254   $    (201,251)  $  19,368
   Current maturities of long-term debt      16,336             120         -               -      16,456
   Deferred revenue . . . . . . . . . .       2,608           3,885      (249)              -       6,244
   Accrued payroll expense. . . . . . .           -           5,080       316               -       5,396
   Accrued interest . . . . . . . . . .       3,729               -         -               -       3,729
   Other accrued expenses . . . . . . .         776           6,748     1,188               -       8,712
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities . . . . . . .      25,784         226,863     8,509        (201,251)     59,905
Long-term debt, less current maturities     231,009           1,950         -               -     233,059
Deferred rent . . . . . . . . . . . . .           -           4,510       100               -       4,650
Deferred gain . . . . . . . . . . . . .       1,319             330       140               -       1,649
                                         -----------  --------------  --------  --------------  ----------
Total liabilities . . . . . . . . . . .     258,112         233,653     8,749        (201,251)    299,263
                                         -----------  --------------  --------  --------------  ----------
Shareholders' deficit:
   Common stock . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock. . . . . . . . . . .      58,317               -         -               -      58,317
   Additional paid-in capital . . . . .      35,464          (1,084)   (1,974)            (25)     32,381
   Accumulated deficit. . . . . . . . .    (168,674)           (747)   (1,155)          1,902    (168,674)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders' deficit . . . . . .     (74,819)         (1,831)   (3,129)          1,877     (77,902)
                                         -----------  --------------  --------  --------------  ----------
                                         $  183,293   $     231,822   $ 5,620   $    (199,374)  $ 221,361
                                         ===========  ==============  ========  ==============  ==========



                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2003

                                                              Guarantor                           Consolidated
                                                 Parent      Subsidiaries    ODs      Eliminations    Company
                                                 ----------  --------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $   62,185  $      89,510   $38,477  $           -   $190,172
   Management fees. . . . . . . . . . . . . . .         330         12,569         -        (11,069)     1,830
   Investment earnings in subsidiaries. . . . .      17,292              -         -        (17,292)         -
                                                 ----------  --------------  -------  --------------  --------
Net revenues. . . . . . . . . . . . . . . . . .      79,807        102,079    38,477        (28,361)   192,002
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .      20,482         30,155     7,667              -     58,304
   Selling, general and administrative expenses      38,230         53,717    28,648        (11,069)   109,526
    Noncompete and other intangibles. . . . . .           -            110         -              -        110
                                                 ----------  --------------  -------  --------------  --------
Total operating costs and expenses. . . . . . .      58,712         83,982    36,315        (11,069)   167,940
                                                 ----------  --------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . .      21,095         18,097     2,162        (17,292)    24,062
Interest expense, net . . . . . . . . . . . . .       8,119          2,117         4              -     10,240
Income tax expense. . . . . . . . . . . . . . .       1,711            (70)      916              -      2,557
                                                 ----------  --------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . .  $   11,265  $      16,050   $ 1,242  $     (17,292)  $ 11,265
                                                 ==========  ==============  =======  ==============  ========


                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                  FOR THE THIRTEEN WEEKS ENDED JUNE 28, 2003

                                                              Guarantor                          Consolidated
                                                 Parent      Subsidiaries   ODs      Eliminations    Company
                                                 ----------  -------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $   12,948  $      58,133  $17,776  $           -   $ 88,857
   Management fees. . . . . . . . . . . . . . .         113          5,641        -         (4,950)       804
   Investment earnings in subsidiaries. . . . .       5,459              -        -         (5,459)         -
                                                 ----------  -------------  -------  --------------  --------
Net revenues. . . . . . . . . . . . . . . . . .      18,520         63,774   17,776        (10,409)    89,661
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .       4,839         19,735    3,471              -     28,045
   Selling, general and administrative expenses       8,535         36,437   13,592         (4,950)    53,614
   Amortization of intangibles:
     Noncompete and other intangibles . . . . .           -             55        -              -         55
                                                 ----------  -------------  -------  --------------  --------
Total operating costs and expenses. . . . . . .      13,374         56,227   17,063         (4,950)    81,714
                                                 ----------  -------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . .       5,146          7,547      713         (5,459)     7,947
Interest expense, net . . . . . . . . . . . . .       2,964          1,953        2              -      4,919
Income tax expense. . . . . . . . . . . . . . .       1,277            509      337              -      2,123
                                                 ----------  -------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . .  $      905  $       5,085  $   374  $      (5,459)  $    905
                                                 ==========  =============  =======  ==============  ========



                                       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                         FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2003

                                                                            Guarantor                            Consolidated
                                                             Parent       Subsidiaries    ODs       Eliminations    Company
                                                             -----------  --------------  --------  --------------  ---------
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $   11,265   $      16,050   $ 1,242   $     (17,292)  $ 11,265
Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . . . .       3,485           5,254         -               -      8,739
   Loan cost amortization . . . . . . . . . . . . . . . . .         663             333         -               -        996
   Deferred liabilities and other . . . . . . . . . . . . .      (4,874)          3,894      (303)              -     (1,283)
   Loss on disposition of property and  equipment . . . . .           -              18         -               -         18
   Increase/(decrease) in operating assets and liabilities.      13,465         (17,447)   (1,254)              -     (5,236)
                                                             -----------  --------------  --------  --------------  ---------
Net cash provided by operating activities . . . . . . . . .      24,004           8,102      (315)        (17,292)    14,499
                                                             -----------  --------------  --------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment. . . . . . . . . .      (3,046)         (3,031)        -               -     (6,077)
   Notes Receivable . . . . . . . . . . . . . . . . . . . .           -          (1,026)        -               -     (1,026)
   Proceeds from sale of property and equipment . . . . . .           -              43         -               -         43
   Payments received on notes receivable. . . . . . . . . .           -              25         -               -         25
   Investment in Subsidiaries . . . . . . . . . . . . . . .     (17,689)            397         -          17,292          -
                                                             -----------  --------------  --------  --------------  ---------
Net cash used in investing activities . . . . . . . . . . .     (20,735)         (3,592)        -          17,292     (7,035)
                                                             -----------  --------------  --------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases. . . . . . . . . . .      (5,081)            (62)        -               -     (5,143)
                                                             -----------  --------------  --------  --------------  ---------
Net cash provided by (used in) financing activities . . . .      (5,081)            (62)        -               -     (5,143)
                                                             -----------  --------------  --------  --------------  ---------
Net decrease in cash and cash equivalents . . . . . . . . .      (1,812)          4,448      (315)              -      2,321
Cash and cash equivalents at beginning of period. . . . . .         554           2,532       364               -      3,450
                                                             -----------  --------------  --------  --------------  ---------
Cash and cash equivalents at end of period. . . . . . . . .  $   (1,258)  $       6,980   $    49   $           -   $  5,771
                                                             ===========  ==============  ========  ==============  =========

           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is the third largest retail optical chain in the United States as measured by net revenues, operating or managing 368 stores, 299 of which are optical superstores with in-house lens processing capabilities. The Company operates in the $6.5 billion retail optical chain sector of the $16.2 billion optical retail market. Management believes that the key drivers of growth for the Company include (i) the success of the Company's promotional activities,
(ii) the continuing role of managed vision care and (iii) new product innovations.

     The Company's management team has focused on improving operating efficiencies and growing the business through both strategic acquisitions and new store openings. During the first two quarters of fiscal 2003, the Company continued to focus on its value retail promotion of two complete pair of single vision eyewear for $99. Management believes this promotion has been successful because it leverages the Company's strength as the leader in its markets and also differentiates the Company's stores from independent optometric practitioners who tend to offer fewer promotions in order to guard their margins. Because the average ticket price is typically less for glasses sold under this promotion, in order for the Company to continue to be successful using this strategy, the Company must continue to increase the number of transactions and must also be successful in controlling costs. In addition, it will be incumbent upon the Company to be able to maintain its broad selection of high quality, lower priced non-branded frames so that it can continue to offer more value to customers while improving gross margins. For the first two quarters of fiscal 2003, the Company experienced a 0.6% decrease in net revenues compared to the first two quarters of fiscal 2002, which was largely the result of a 0.8% decrease in transaction volume compared to the first two quarters of fiscal 2002. Management believes the decrease in transaction volume was largely the result of weak consumer demand and general economic weakness. With the weak retail environment, high unemployment rates and the trend toward deeply discounted promotional offers in the optical market, sales generation will remain challenging for the remainder of fiscal 2003.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue funded managed vision care relationships in order to help the Company's retail business grow. Discount managed care programs will play a less significant role as the value retail format becomes more developed throughout the Company's stores. While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed vision care relationships also compensates for the lower average ticket price. During the twenty-six weeks ended June 28, 2003, approximately 30.3% of the Company's total revenues were derived from managed vision care programs, compared to 35.3% for the twenty-six weeks ended June 29, 2002; however, the Company expects that the percent of penetration will normalize in the 30% range as the transition to funded managed vision care programs continues and the value retail offer replaces activity under discount managed vision care plans. Management believes that the role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

Results  of  Operations


The  following  table  sets  forth  for  the  periods indicated certain statement of income data as a percentage of net  revenues:

                                                           THIRTEEN                            TWENTY-SIX
                                                          WEEKS ENDED                          WEEKS ENDED
                                                    ------------------------            -------------------------
                                                    JUNE 29,         JUNE 28,           JUNE 29,         JUNE 28,
                                                      2002             2003               2002             2003
                                                    -------------------------           -------------------------
STATEMENT OF INCOME DATA:
NET REVENUES:
   Optical sales                                        99.2    %       99.1    %          99.1    %       99.0   %
   Management fee                                        0.8             0.9                0.9             1.0
                                                 ------------       ---------       ------------       ---------
Total net revenues                                     100.0           100.0              100.0           100.0

OPERATING COSTS AND EXPENSES:
   Cost of goods sold                                   31.1     *      31.6     *         31.2     *      30.7   *
   Selling, general and administrative expenses         59.8     *      60.3     *         56.7     *      57.6   *
   Amortization of intangibles:
      Noncompete and other intangibles                   0.9             0.1                0.9             0.1
                                                 ------------       ---------       ------------       ---------
Total operating costs and expenses                      91.1            91.1               87.9            87.5
                                                 ------------       ---------       ------------       ---------
INCOME FROM OPERATIONS                                   8.9             8.9               12.1            12.5
INTEREST EXPENSE, NET                                    6.2             5.5                5.5             5.3
INCOME TAX EXPENSE                                       0.3             2.4                0.3             1.3
                                                 ------------       ---------       ------------       ---------
NET INCOME                                               2.4     %       1.0    %           6.3     %       5.9   %
                                                 ============       =========       ============       =========

*  Percentages based on optical sales only


THE THIRTEEN WEEKS ENDED JUNE 28, 2003 COMPARED TO THE THIRTEEN WEEKS ENDED JUNE 29, 2002.

Net Revenues. Net revenues increased to $89.7 million for the thirteen weeks ended June 28, 2003 from $89.6 million for the thirteen weeks ended June 29, 2002. Comparable store sales decreased by 0.5% compared to the second quarter of fiscal 2002. Comparable transaction volume decreased by 0.2% compared to the second quarter of fiscal 2002 and average ticket prices declined by 0.1% compared to the second quarter of fiscal 2002. The Company opened seven stores and closed one store in the second quarter of 2003. This relatively flat performance in average ticket and comparable transactions is a result of a soft retail environment driven by weak consumer demand, high unemployment rates and comparisons to a strong fiscal 2002 second quarter comparable sales result of 9.1%.

Gross Profit. Gross profit from optical sales decreased to $60.8 million for the thirteen weeks ended June 28, 2003 from $61.2 million for the thirteen weeks ended June 29, 2002. Gross profit as a percentage of optical sales decreased to 68.4% for the thirteen weeks ended June 28, 2003 as compared to 68.9% for the thirteen weeks ended June 29, 2002. This percentage decrease was largely due to the decrease in average ticket prices and the increase in contact lens product mix which have lower profit margins than traditional lenses and frames.

Selling General & Administrative Expenses (SG&A). SG&A increased to $53.6 million for the thirteen weeks ended June 28, 2003 from $53.1 million for the thirteen weeks ended June 29, 2002. SG&A as a percentage of optical sales increased to 60.3% for the thirteen weeks ended June 28, 2003 from 59.8% for the thirteen weeks ended June 29, 2002. This percentage increase was primarily due to the addition of noncomparable doctor practices in four of the Company's markets, which has resulted in increased doctor payroll expenditures. In addition, the Company closed one store and opened seven new stores in the second quarter of fiscal 2003, which has resulted in increased occupancy expenditures.

Amortization Expense. Amortization expense decreased to $0.1 million for the thirteen weeks ended June 28, 2003 from $0.8 million for the thirteen weeks ended June 29, 2002. This decrease was largely due to a greater amount of intangible balances having been fully amortized prior to the second quarter of fiscal 2003 as compared with the second quarter of fiscal 2002.

Net Interest Expense. Net interest expense decreased to $4.9 million for the thirteen weeks ended June 28, 2003 from $5.6 million for the thirteen weeks ended June 29, 2002. This decrease was due to the decrease in outstanding debt and the decrease in applicable interest rates.

Income Tax Expense. Net income tax expense increased to $2.1 million for the thirteen weeks ended June 28, 2003 from $0.3 million for the thirteen weeks ended June 29, 2002. This increase was due to the depletion of the Company's net operating loss carryforward during the first quarter of fiscal 2003.

Net Income. Net income for the thirteen weeks ended June 28, 2003 was $0.9 million. Net income for the thirteen weeks ended June 29, 2002 was $2.2 million.

THE TWENTY-SIX WEEKS ENDED JUNE 28, 2003 COMPARED TO THE TWENTY-SIX WEEKS ENDED JUNE 29, 2002.

Net Revenues. The decrease in net revenues to $192.0 million for the twenty-six weeks ended June 28, 2003 from $193.2 million for the twenty-six weeks ended June 29, 2002 was largely the result of decreased comparable store sales of 1.9% compared to the twenty-six weeks ended June 29, 2002. Comparable transaction volume decreased by 0.8% compared to the twenty-six weeks ended June 29, 2002 and average ticket prices declined by 1.0% compared to the twenty-six weeks ended June 29, 2002. The decrease in comparable store sales, transactions and average ticket prices was largely a result of a soft retail environment driven by weak consumer demand, severe winter weather and general economic weakness and comparisons to a strong comparable sales result of 9.9% for the twenty-six weeks ended June 29, 2002. With the continuing weak environment and the trend toward deeply discounted promotional offers in the optical market, sales generation will remain challenging for the remainder of fiscal 2003. The Company opened seven stores and closed two stores during the twenty-six weeks ended June 28, 2003.

Gross Profit. Gross profit from optical sales increased to $131.9 million for the twenty-six weeks ended June 28, 2003 from $131.8 million for the twenty-six weeks ended June 29, 2002. Gross profit as a percentage of optical sales increased to 69.3% for the twenty-six weeks ended June 28, 2003 as compared to 68.8% for the twenty-six weeks ended June 30, 2001. This percentage increase was largely due to a continuation of improved buying efficiencies and a favorable mix in non-branded frames. Non-branded frames have lower acquisition costs than branded frames resulting in higher margins.

Selling General & Administrative Expenses (SG&A). SG&A increased to $109.5 million for the twenty-six weeks ended June 28, 2003 from $108.6 million for the twenty-six weeks ended June 29, 2002. SG&A as a percentage of optical sales increased to 57.6% for the twenty-six weeks ended June 28, 2003 from 56.7% for the twenty-six weeks ended June 29, 2002. This percentage increase was primarily due to the addition of noncomparable doctor practices in four of the Company's markets, which has resulted in increased doctor payroll expenditures. In addition, the Company closed two stores and opened seven new stores during the twenty-six weeks ended June 28, 2003, which has resulted in increased occupancy expenditures.

Amortization Expense. Amortization expense decreased to $0.1 million for the twenty-six weeks ended June 28, 2003 from $1.7 million for the twenty-six weeks ended June 29, 2002. This decrease was largely due to intangible balances that have been fully amortized compared to the twenty-six weeks ended June 28, 2003

Net Interest Expense. Net interest expense decreased to $10.2 million for the twenty-six weeks ended June 28, 2003 from $10.6 million for the twenty-six weeks ended June 29, 2002. This decrease was due to the decrease in outstanding debt and the decrease in applicable interest rates during the second quarter of fiscal 2003.

Income Tax Expense. Net income tax expense increased to $2.6 million for the twenty-six weeks ended June 28, 2003 from $0.5 million for the twenty-six weeks ended June 29, 2002. This increase was due to the depletion of the Company's net operating loss carryforward during the first quarter of fiscal 2003.

Net Income. Net income for the twenty-six weeks ended June 28, 2003 was $11.3 million. Net income for the twenty-six weeks ended June 29, 2002 was $12.2 million.

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

SOURCES  OF  CAPITAL

     The Company's principal sources of capital are from cash on hand, cash flows from operating activities and funding from the New Facilities (as hereinafter defined). Cash flows from operating activities provided net cash of $14.5 million for the twenty-six weeks ended June 28, 2003 and $25.6 million for the twenty-six weeks ended June 29, 2002. As of June 28, 2003 the Company had $5.8 million of cash available to meet its obligations.

     Payments on debt and incurrence of additional debt have been the Company's principal financing activities. Cash flows from financing activities used net cash of $5.1 million for the twenty-six weeks ended June 28, 2003 compared to $20.8 million for the twenty-six weeks ended June 29, 2002 largely due to payments of $9.5 million made to reduce the outstanding balance under the Revolver (as hereinafter defined) during the twenty-six weeks ended June 22, 2002.

     Working capital of the Company primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses. The largest expenditures of working capital occur each year on May 1 and November 1 when the Company makes interest payments under the Notes, which typically range between $5.0 to $6.0 million per payment.

     Capital expenditures were $6.1 million for the twenty-six weeks ended June 28, 2003 compared to $6.2 million for the twenty-six weeks ended June 29, 2002. Capital expenditures for all of 2003 are projected to be approximately $12.0 million. Of the planned 2003 capital expenditures, approximately $4.3 million is related to commitments to new stores and approximately $7.7 million is expected to be for systems and maintenance of existing facilities.

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

     Borrowings under the New Facilities accrue interest, at the Company's option, at the Base Rate or the Libor rate, plus the applicable margin. The Base Rate is a floating rate equal to the higher of the overnight Federal Funds Rate plus % or the Fleet prime rate. The margins applicable to the Base Rate and LIBOR for each of the New Facilities are set forth in the following table.


NEW FACILITY  BASE RATE MARGIN   LIBOR MARGIN
------------  -----------------  -------------
Term Loan A.              3.25%          4.25%
------------  -----------------  -------------
Term Loan B.              3.75%          4.75%
------------  -----------------  -------------
Revolver . .              3.50%          4.50%
------------  -----------------  -------------

     In connection with the borrowings made under the New Facilities, the Company incurred approximately $4.8 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Facilities. The unamortized amount of debt issuance costs as of June 28, 2003 related to the New Facilities was $4.2 million.

     At June 28, 2003, the Company had $129.8 million in notes payable outstanding evidenced by the Exchange Notes (as hereinafter defined), $51.3 million and $62.0 million in term loans outstanding under the Term Loan A and Term Loan B, respectively, $4.0 million outstanding under the revolving credit facility and $2.4 million in capital lease and equipment obligations. In addition, in connection with the Company's acquisition of certain assets used at the "Hour Eyes" locations in Virginia and the related long-term business management agreement the Company guaranteed a $1.0 million loan made to an optometrist owning the optometric practice (the "Hour Eyes Loan"). On April 24, 2003, the Hour Eyes Loan was paid off with proceeds from a loan directly from the Company to the optometrist owning the optometric practice. The principal of the new loan amortizes equally over ten years and is fully secured by the stock and assets of the professional corporation through which such optometrist operates. Interest on the Hour Eyes Loan is payable quarterly each year until maturity at prime plus 2% per annum.

     The New Facilities are collateralized by all tangible and intangible assets of the Company, including the stock of its subsidiaries. In addition, the Company must meet certain financial covenants including minimum EBITDA, interest coverage, leverage ratio and capital expenditures. As of June 28, 2003, the Company was in compliance with all of the financial covenants.

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

     PREFERRED STOCK. In 1998, the Company issued 300,000 shares of a new series of preferred stock, par value $.01 per share (the "Preferred Stock"). Dividends on shares of the Preferred Stock are cumulative from the date of issue (whether or not declared) and are payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded annually. The Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and
(ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets.

     CONTRACTUAL OBLIGATIONS. The Company is committed to make cash payments in the future on the following types of agreements.

-     Long  term  debt;  and
-     Operating  leases  for  stores  and  office  facilities

     The following table reflects a summary of the Company's contractual obligations as of June 28, 2003.



                                                  Payments due by period
                                                  -----------------------
                                   Total   Less than 1    1 to 3   3 to 5    More than 5
   . . . . . . . . . . .                   .  Year        Years     Years       Years
-------------------------------  ---------  -------  ------------  --------  --------

Long Term Debt. . . . . . . . .  $ 247,110  $ 16,304     $ 35,042  $ 66,000  $ 129,764
Capital Lease Obligations . . .      2,405       152          496     1,757          -
Operating Leases. . . . . . . .    164,835    31,656       54,721    40,089     38,369
Purchase Obligations. . . . . .          -         -            -         -          -
                                 ---------  -------  ------------  --------   --------
Total future principal payments
   on contractual obligations .  $ 414,350  $ 48,112     $ 90,259  $107,846  $ 168,133
                                 =========  =======  ============  ========   ========

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

FORWARD-LOOKING  STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Whenever the Company makes a statement that is not a statement of historical fact (such as when the Company describes what it "believes," "expects," "anticipates," or "intends" to do, and other similar statements), the Company is making a forward looking statement. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in the Company's Annual Report on Form 10-K for fiscal 2002 as well as the following: general economic and business conditions; industry trends; the loss of major customers, suppliers or managed vision care contracts; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO
(I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S
PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS; (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF

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

     The Company's primary market risk exposure is interest rate risk. As of June 28, 2003, $147.1 million of the Company's long-term debt bore interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates with specific vulnerability to changes in LIBOR. For every two hundred basis point change in the average interest rate under the $147.1 million in long-term borrowings, the Company's annual interest expense would change by approximately $2.9 million.

     In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM  4.     CONTROLS  AND  PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 28, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the thirteen weeks ended June 28, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K



3.1  Restated  Articles of Incorporation of Eye Care Centers of America Inc. (a)
3.2  Statement  of  Resolution  of the Board of Directors of Eye Care Centers of
     America,  Inc.  designating  a  series  of  Preferred  Stock.  (a)
3.3  Amended  and  Restated  By-laws  of  Eye  Care Centers of America, Inc. (a)
4.1  Indenture,  dated  as of April 24, 1998, among Eye Care Centers of America,
     Inc.,  the  Guarantors named therein and United States Trust Company of New
     York,  as  Trustee  for  the  9 1/8% Senior Subordinated Notes Due 2008 and
     Floating  Interest  Rate  Subordinated  Term  Securities.  (c)
4.2  Form  of  Fixed  Rate  Exchange  Note.  (b)
4.3  Form  of  Floating  Rate  Exchange  Note.  (b)
4.4  Form  of  Guarantee.  (b)
4.5  Registration  Rights  Agreement,  dated  April24,  1998,  between  Eye Care
     Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce,
     Fenner  &  Smith  Incorporated.  (a)
10.4 Promisory  note  dated  as  of  April  24,  2003  among Eye Care Centers of
     America,  Inc.  and  Daniel  Poth,  O.D.  (d)
10.5 Professional Business Management Agreement dated May 25, 2003, by and between EyeMasters, Inc., a Delaware corporation, and S.L. Christensen, O.D.
     and  Associates,  P.C.,  an  Arizona  professional  corporation.  (e)
10.6 Professional Business Management Agreement dated May 12, 2003, by and between EyeMasters, Inc., a Delaware corporation, and Michael J. Martin O.D.
     and  Associates,  P.C.,  P.C.,  a  Georgia  professional  corporation. (e)
31.1 Certification  of  Chief  Executive  Officer  (e)
31.2 Certification  of  Chief  Financial  Officer  (e)

__________

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

(d) Previously provided with, and incorporated by reference from, the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2003.

(e)  Filed  herewith

(B) The company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended June 28, 2003.



                                   SIGNATURES
                        EYE CARE CENTERS OF AMERICA, INC.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 11, 2003
/s/  Alan E. Wiley
----------------------------------------------------
Alan E. Wiley
Executive Vice President and Chief Financial Officer