Form 10-Q
period 2003-09-27
EYE CARE CENTERS OF AMERICA INC
filed 2003-11-10
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark  One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003.

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

                          Yes   X                         No
                               ---                            ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

                          Yes                            No    X
                               ---                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

           Class                                Outstanding at October 31, 2003
           -----                                  -----------------------------
   Common  Stock,  $.01  par  value                      7,397,689  shares

================================================================================


                        EYE CARE CENTERS OF AMERICA, INC.
                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at December 28, 2002
              and September 27, 2003 (Unaudited)                             2

            Condensed Consolidated Statements of Operations for the
              Thirteen Weeks and Thirty-Nine Weeks Ended September 28, 2002
              (Unaudited) and September 27, 2003 (Unaudited)                 3

            Condensed Consolidated Statements of Cash Flows for the
              Thirty-Nine Weeks Ended September 28, 2002 (Unaudited)
              and September 27, 2003 (Unaudited)                             4

            Notes to Condensed Consolidated Financial Statements          5-12

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  13-20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      21

Item 4.     Controls and Procedures                                         21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   22



                          PART I. FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
                        EYE CARE CENTERS OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                            DECEMBER 28,   SEPTEMBER 27,
                                               2002            2003
                                         --------------  ---------------
ASSETS. . . . . . . . . . . . . . . . .                     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents. . . . . .  $       3,450   $        7,512
   Accounts and notes receivable, net .         12,084           12,463
   Inventory. . . . . . . . . . . . . .         24,060           25,312
   Prepaid expenses and other . . . . .          3,573            2,783
                                         --------------  ---------------
Total current assets. . . . . . . . . .         43,167           48,070
PROPERTY & EQUIPMENT, net . . . . . . .         57,439           52,597
INTANGIBLE ASSETS . . . . . . . . . . .        107,588          107,423
OTHER ASSETS. . . . . . . . . . . . . .          8,862            9,251
DEFERRED INCOME TAXES . . . . . . . . .              -            1,235
                                         --------------  ---------------
Total assets. . . . . . . . . . . . . .  $     217,056   $      218,576
                                         ==============  ===============
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . .  $      20,256   $       20,126
   Current maturities of long-term debt         15,524           17,781
   Deferred revenue . . . . . . . . . .          6,334            6,217
   Accrued payroll expense. . . . . . .          7,776            5,840
   Accrued interest . . . . . . . . . .          2,318            6,162
   Other accrued expenses . . . . . . .          8,523            9,000
                                         --------------  ---------------
Total current liabilities . . . . . . .         60,731           65,126
LONG TERM DEBT, less current maturities        239,109          223,924
DEFERRED RENT . . . . . . . . . . . . .          4,571            4,671
DEFERRED GAIN . . . . . . . . . . . . .          1,766            1,590
                                         --------------  ---------------
Total liabilities . . . . . . . . . . .        306,177          295,311
                                         --------------  ---------------
SHAREHOLDERS' DEFICIT:
   Common stock . . . . . . . . . . . .             74               74
   Preferred stock. . . . . . . . . . .         54,703           60,213
   Additional paid-in capital . . . . .         36,040           30,463
   Accumulated deficit. . . . . . . . .       (179,938)        (167,485)
                                         --------------  ---------------
Total shareholders' deficit . . . . . . .      (89,121)         (76,735)
                                         --------------  ---------------
                                         $     217,056   $      218,576
                                         ==============  ===============

                  See Notes to Condensed Financial Statements


                                         EYE CARE CENTERS OF AMERICA, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (dollars in thousands)

                                                               THIRTEEN WEEKS                THIRTY-NINE WEEKS
                                                                    ENDED                           ENDED
                                                              ----------------              -------------------
                                                           SEPT. 28,         SEPT. 27,      SEPT. 28,    SEPT. 27,
                                                             2002              2003            2002        2003
                                                   ----------------  -------------------  ------------  ----------
                                                         (Unaudited) .    (Unaudited)     (Unaudited)  (Unaudited)
REVENUES:
   Optical sales. . . . . . . . . . . . . . . . .  $         93,000  $            95,510  $    284,455  $  285,682
   Management fees. . . . . . . . . . . . . . . .               885                  786         2,671       2,616
                                                   ----------------  -------------------  ------------  ----------
Net revenues. . . . . . . . . . . . . . . . . . .            93,885               96,296       287,126     288,298

OPERATING COSTS AND EXPENSES:
   Cost of goods sold . . . . . . . . . . . . . .            28,669               29,895        88,335      88,199
   Selling, general and administrative expenses..            55,590               57,179       164,142     166,705
   Amortization of intangibles. . . . . . . . . .               127                   55         1,809         165
                                                   ----------------  -------------------  ------------  ----------
Total operating costs and expenses. . . . . . . .            84,386               87,129       254,286     255,069
                                                   ----------------  -------------------  ------------  ----------
INCOME FROM OPERATIONS. . . . . . . . . . . . . .             9,499                9,167        32,840      33,229
INTEREST EXPENSE, NET . . . . . . . . . . . . . .             5,283                5,261        15,917      15,501
INCOME TAX EXPENSE. . . . . . . . . . . . . . . .               384                2,717           879       5,274
                                                   ----------------  -------------------  ------------  ----------
NET INCOME. . . . . . . . . . . . . . . . . . . .  $          3,832  $             1,189  $     16,044  $   12,454
                                                   ================  ===================  ============  ==========

                  See Notes to Condensed Financial Statements


                                       EYE CARE CENTERS OF AMERICA, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (dollars in thousands)


                                                                                       THIRTY-NINE
                                                                                       WEEKS ENDED
                                                                                     ---------------
                                                                            September 28,        September 27,
                                                                                2002                  2003
                                                                             -----------         -----------
                                                                             (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $            16,044   $            12,454
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization. . . . . . . . . . . . .               16,075                12,978
             Loan cost amortization . . . . . . . . . . . . . . . .                1,209                 1,506
             Deferred liabilities and other . . . . . . . . . . . .                  704                (1,428)
             Loss on disposition of property and equipment. . . . .                   62                    15
        Increase (decrease) in operating assets and liabilities . .               (1,167)                  510
                                                                     --------------------  --------------------
Net cash provided by operating activities.. . . . . . . . . . . . .               32,927                26,035
                                                                     --------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
             Acquisition of property and equipment. . . . . . . . .               (8,417)               (8,032)
             Note receivable issued . . . . . . . . . . . . . . . .                    -                (1,000)
             Other. . . . . . . . . . . . . . . . . . . . . . . . .                    -                    24
                                                                     --------------------  --------------------
Net cash used in investing activities . . . . . . . . . . . . . . .               (8,417)               (9,008)
                                                                     --------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
             Payments on debt and capital leases. . . . . . . . . .              (25,976)              (12,965)
             Redemption of common stock.. . . . . . . . . . . . . .                 (100)                    -
             Distribution to affiliated OD. . . . . . . . . . . . .                 (570)                    -
                                                                     --------------------  --------------------
Net cash used in financing activities . . . . . . . . . . . . . . .              (26,646)              (12,965)
                                                                     --------------------  --------------------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . .               (2,136)                4,062
CASH AND CASH EQUIVALENTS, beginning of period. . . . . . . . . . .                3,372                 3,450
                                                                     --------------------  --------------------
CASH AND CASH EQUIVALENTS, end of period. . . . . . . . . . . . . .  $             1,236   $             7,512
                                                                     ====================  ====================

                  See Notes to Condensed Financial Statements

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

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet for the year ended December 28, 2002 was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.
Operating results for the thirteen week and thirty-nine week periods ended September 27, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ended December 27, 2003 ("fiscal 2003"). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.'s annual report on Form 10-K for the year ended December 28, 2002 ("fiscal 2002").

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

- Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out
(FIFO) method. The Company's inventory reserves are an estimate based on products with low turnover or deemed by management to be unsaleable.

- Goodwill consists of the amounts by which the purchase price exceeds the market value of acquired net assets. Goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values.

3.  RELATED  PARTY  TRANSACTIONS

     The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"), pursuant to which (i) THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the recapitalization and structuring, negotiating and arranging the debt financing and (ii) THL Co. would receive $500,000 per year plus expenses for management and other consulting services provided to the Company, including one percent (1%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition. As of December 31, 2000, the Management Agreement was amended to reduce the fees payable thereunder to $250,000 per year plus expenses for management and other consulting services provided to the Company. However, the fees payable under the Management Agreement may be increased by an additional $250,000 annually depending upon the Company attaining certain leverage ratios. The Management Agreement continues unless and until terminated by mutual consent of the parties in writing, for so long as THL Co. provides management and other consulting services to the Company. The Company believes that the terms of the Management Agreement are comparable to those that would have been obtained from unaffiliated sources. For both the thirty-nine week periods ended September 28, 2002 and September 27, 2003 the Company incurred an expense of $375,000 related to the Management Agreement.

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

5.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION (DOLLARS IN THOUSANDS)


                                                  THIRTY-NINE
                                                  WEEKS ENDED
                                                ---------------
                                       SEPTEMBER 28,     SEPTEMBER 27,
                                            2002              2003
                                       ---------------  --------------
                                           (UNAUDITED)     (UNAUDITED)
Cash paid for interest. . . . . . . .  $        10,368  $        9,374
Dividends accrued on preferred stock.  $         4,847  $        5,510
Cash paid for taxes . . . . . . . . .  $           486  $        3,549


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

     In December 2002, SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued by the FASB. The transition guidance and annual disclosure provisions are effective in fiscal years ending after December 15, 2002 with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. This standard amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma calculations include only the effects of 1998 through 2003 grants (all grants previous to 1998 were exercised). As such, the impacts are not necessarily indicative of the effects on reported net income of future years. The Company's pro forma net income for the thirty-nine weeks ended September 28, 2002 and September 27, 2003 are as follows:


                                            THIRTY-NINE
                                            WEEKS ENDED
                                          ---------------
                                   SEPTEMBER 28,     SEPTEMBER 27,
                                         2002              2003
                                  ---------------  --------------
                                     (UNAUDITED)     (UNAUDITED)
Net income. . . . . . . . . . .  $        16,044  $       12,454
Pro forma compensation expense.               93             111
                                 ---------------  --------------
Pro forma net income. . . . . .  $        15,951  $       12,343
                                 ===============  ==============

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
                                         ===========  ==============  ========  ==============  ==========



                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                              FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002

                                                              Guarantor                          Consolidated
                                                 Parent      Subsidiaries   ODs      Eliminations    Company
                                                 ----------  -------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $  139,951  $      89,959  $54,545  $           -   $284,455
   Management fees. . . . . . . . . . . . . . .         484         19,135        -        (16,948)     2,671
   Investment earnings in subsidiaries. . . . .      22,461              -        -        (22,461)         -
                                                 ----------  -------------  -------  --------------  --------
Net revenues. . . . . . . . . . . . . . . . . .     162,896        109,094   54,545        (39,409)   287,126
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .      46,353         31,073   10,909              -     88,335
   Selling, general and administrative expenses      86,243         52,165   42,682        (16,948)   164,142
     Noncompete and other intangibles . . . . .           -          1,809        -              -      1,809
                                                 ----------  -------------  -------  --------------  --------
Total operating costs and expenses. . . . . . .     132,596         85,047   53,591        (16,948)   254,286
                                                 ----------  -------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . .      30,300         24,047      954        (22,461)    32,840
Interest expense, net . . . . . . . . . . . . .      14,173          1,738        6              -     15,917
Income tax expense. . . . . . . . . . . . . . .          83            446      350              -        879
                                                 ----------  -------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . .  $   16,044  $      21,863  $   598  $     (22,461)  $ 16,044
                                                 ==========  =============  =======  ==============  ========



                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002

                                                               Guarantor                           Consolidated
                                                  Parent      Subsidiaries   ODs       Eliminations    Company
                                                  ----------  -------------  --------  --------------  --------
Revenues:
   Optical sales . . . . . . . . . . . . . . . .      45,972  $      28,821  $18,207   $           -   $ 93,000
   Management fees . . . . . . . . . . . . . . .         143          6,310        -          (5,568)       885
   Investment earnings in subsidiaries . . . . .       7,297              -        -          (7,297)         -
                                                  ----------  -------------  --------  --------------  --------
Net revenues . . . . . . . . . . . . . . . . . .      53,412         35,131   18,207         (12,865)    93,885
Operating costs and expenses:
   Cost of goods sold. . . . . . . . . . . . . .      15,280          9,774    3,615               -     28,669
   Selling, general and administrative expenses.      29,455         17,238   14,465          (5,568)    55,590
     Noncompete and other intangibles. . . . . .           -            127        -               -        127
                                                  ----------  -------------  --------  --------------  --------
Total operating costs and expenses . . . . . . .      44,735         27,139   18,080          (5,568)    84,386
                                                  ----------  -------------  --------  --------------  --------
Income from operations . . . . . . . . . . . . .       8,677          7,992      127          (7,297)     9,499
Interest expense, net. . . . . . . . . . . . . .       4,825            456        2               -      5,283
Income tax expense . . . . . . . . . . . . . . .          20             14      350               -        384
                                                  ----------  -------------  --------  --------------  --------
Net income (loss). . . . . . . . . . . . . . . .  $    3,832  $       7,522  $  (225)  $      (7,297)  $  3,832
                                                  ==========  =============  ========  ==============  ========




                                      CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                    FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002

                                                                           Guarantor                         Consolidated
                                                            Parent       Subsidiaries    ODs     Eliminations    Company
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   16,044   $      21,863   $ 598   $     (22,461)  $ 16,044
Adjustments to reconcile net income to net
      cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . .       8,648           7,427       -               -     16,075
   Loan cost amortization. . . . . . . . . . . . . . . . .       1,128              81       -               -      1,209
   Deferred liabilities and other. . . . . . . . . . . . .         256             330     118               -        704
   Loss on disposition of property and  equipment. . . . .          30              32       -               -         62
   Increase/(decrease) in operating assets and liabilities      15,262         (16,215)   (214)              -     (1,167)
                                                            -----------  --------------  ------  --------------  ---------
Net cash provided by operating activities. . . . . . . . .      41,368          13,518     502         (22,461)    32,927
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . .      (6,282)         (2,135)      -               -     (8,417)
   Investment in subsidiaries. . . . . . . . . . . . . . .      (9,390)        (13,071)      -          22,461          -
                                                            -----------  --------------  ------  --------------  ---------
Net cash used in investing activities. . . . . . . . . . .     (15,672)        (15,206)      -          22,461     (8,417)
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases . . . . . . . . . .     (25,644)           (332)      -               -    (25,976)
   Buyback of common stock . . . . . . . . . . . . . . . .        (100)              -       -               -       (100)
   Distribution to affiliated OD . . . . . . . . . . . . .           -               -    (570)              -       (570)
                                                            -----------  --------------  ------  --------------  ---------
Net cash used in financing activities. . . . . . . . . . .     (25,744)           (332)   (570)              -    (26,646)
                                                            -----------  --------------  ------  --------------  ---------
Net decrease in cash and cash equivalents. . . . . . . . .         (48)         (2,020)    (68)              -     (2,136)
Cash and cash equivalents at beginning of period . . . . .         755           2,209     408               -      3,372
                                                            -----------  --------------  ------  --------------  ---------
Cash and cash equivalents at end of period . . . . . . . .  $      707   $         189   $ 340   $           -   $  1,236
                                                            ===========  ==============  ======  ==============  =========



                                   CONDENSED CONSOLIDATING BALANCE SHEETS
                                             SEPTEMBER 27, 2003

                                                        Guarantor                              Consolidated
                                          Parent       Subsidiaries    ODs       Eliminations    Company
                                          -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . .  $       59   $       7,201   $   252   $           -   $   7,512
   Accounts and notes receivable, net. .     150,667          51,764     3,388        (193,356)     12,463
   Inventory . . . . . . . . . . . . . .           -          23,284     2,028               -      25,312
   Prepaid expenses and other. . . . . .           -           2,735        48               -       2,783
                                          -----------  --------------  --------  --------------  ----------
Total current assets . . . . . . . . . .     150,726          84,984     5,716        (193,356)     48,070
Property and equipment, net. . . . . . .         (13)         52,610         -               -      52,597
Intangibles, net . . . . . . . . . . . .      16,706          90,655        87             (25)    107,423
Other assets . . . . . . . . . . . . . .       7,722           1,529         -               -       9,251
Deferred income taxes. . . . . . . . . .       1,235               -         -               -       1,235
Investment in subsidiaries . . . . . . .       1,022               -         -          (1,022)          -
                                          -----------  --------------  --------  --------------  ----------
Total assets . . . . . . . . . . . . . .  $  177,398   $     229,778   $ 5,803   $    (194,403)  $ 218,576
                                          ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable. . . . . . . . . . .  $      524   $     205,603   $ 7,355   $    (193,356)  $  20,126
   Current maturities of long-term debt.      17,615             166         -               -      17,781
   Deferred revenue. . . . . . . . . . .       1,415           5,051      (249)              -       6,217
   Accrued payroll expense . . . . . . .           -           5,500       340               -       5,840
   Accrued interest. . . . . . . . . . .       6,163               -        (1)              -       6,162
   Other accrued expenses. . . . . . . .         946           7,226       828               -       9,000
                                          -----------  --------------  --------  --------------  ----------
Total current liabilities. . . . . . . .      26,663         223,546     8,273        (193,356)     65,126
Long-term debt, less current maturities.     221,952           1,877        95               -     223,924
Deferred rent. . . . . . . . . . . . . .           -           4,531       140               -       4,671
Deferred gain. . . . . . . . . . . . . .       1,319             271         -               -       1,590
                                          -----------  --------------  --------  --------------  ----------
Total liabilities. . . . . . . . . . . .     249,934         230,225     8,508        (193,356)    295,311
                                          -----------  --------------  --------  --------------  ----------
Shareholders' deficit:
   Common stock. . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock . . . . . . . . . . .      60,213               -         -               -      60,213
   Additional paid-in capital. . . . . .      34,662          (2,200)   (1,974)            (25)     30,463
   Accumulated deficit . . . . . . . . .    (167,485)          1,753      (731)         (1,022)   (167,485)
                                          -----------  --------------  --------  --------------  ----------
Total shareholders deficit          .  .     (72,536)           (447)   (2,705)         (1,047)    (76,735)
                                          -----------  --------------  --------  --------------  ----------
                                          $  177,398   $     229,778   $ 5,803   $    (194,403)  $ 218,576
                                          ===========  ==============  ========  ==============  ==========



                                   CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                 FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003

                                                               Guarantor                         Consolidated
                                                 Parent      Subsidiaries   ODs      Eliminations    Company
                                                 ----------  -------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $   63,429  $     164,994  $57,259  $           -   $285,682
   Management fees. . . . . . . . . . . . . . .         405         18,635        -        (16,424)     2,616
   Investment earnings in subsidiaries. . . . .      20,216              -        -        (20,216)         -
                                                 ----------  -------------  -------  --------------  --------
Net revenues. . . . . . . . . . . . . . . . . .      84,050        183,629   57,259        (36,640)   288,298
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .      21,330         55,406   11,463              -     88,199
   Selling, general and administrative expenses      37,975        102,321   42,833        (16,424)   166,705
   Amortization of intangibles. . . . . . . . .           -            165        -              -        165
                                                 ----------  -------------  -------  --------------  --------
Total operating costs and expenses. . . . . . .      59,305        157,892   54,296        (16,424)   255,069
                                                 ----------  -------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . .      24,745         25,737    2,963        (20,216)    33,229
Interest expense, net . . . . . . . . . . . . .       9,549          5,946        6              -     15,501
Income tax expense. . . . . . . . . . . . . . .       2,742          1,241    1,291              -      5,274
                                                 ----------        -------  -------        --------     -----
Net income. . . . . . . . . . . . . . . . . . .  $   12,454  $      18,550  $ 1,666  $     (20,216)  $ 12,454
                                                 ==========  =============  =======  ==============  ========



                               CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                                FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003

                                                               Guarantor                          Consolidated
                                                 Parent       Subsidiaries   ODs      Eliminations    Company
                                                 -----------  -------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $    1,244   $      75,484  $18,782  $           -   $ 95,510
   Management fees. . . . . . . . . . . . . . .          75           6,066        -         (5,355)       786
   Investment earnings in subsidiaries. . . . .       2,924               -        -         (2,924)         -
                                                 -----------  -------------  -------  --------------  --------
Net revenues. . . . . . . . . . . . . . . . . .       4,243          81,550   18,782         (8,279)    96,296
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .         848          25,251    3,796              -     29,895
   Selling, general and administrative expenses        (255)         48,604   14,185         (5,355)    57,179
   Amortization of intangibles. . . . . . . . .           -              55        -              -         55
                                                 -----------  -------------  -------  --------------  --------
Total operating costs and expenses. . . . . . .         593          73,910   17,981         (5,355)    87,129
                                                 -----------  -------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . .       3,650           7,640      801         (2,924)     9,167
Interest expense, net . . . . . . . . . . . . .       1,430           3,829        2              -      5,261
Income tax expense. . . . . . . . . . . . . . .       1,031           1,311      375              -      2,717
                                                 -----------  -------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . .  $    1,189   $       2,500  $   424  $      (2,924)  $  1,189
                                                 ===========  =============  =======  ==============  ========



                                       CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                     FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003

                                                                          Guarantor                             Consolidated
                                                            Parent       Subsidiaries    ODs       Eliminations    Company
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   12,454   $      18,550   $ 1,666   $     (20,216)  $ 12,454
Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
   Depreciation and amortization . . . . . . . . . . . . .       3,485           9,493         -               -     12,978
   Loan cost amortization. . . . . . . . . . . . . . . . .         675             831         -               -      1,506
   Deferred liabilities and other. . . . . . . . . . . . .      (6,147)          5,022      (303)              -     (1,428)
   Loss on disposition of property and  equipment. . . . .           -              15         -               -         15
   Increase/(decrease) in operating assets and liabilities      25,568         (23,588)   (1,470)              -        510
                                                            -----------  --------------  --------  --------------  ---------
Net cash provided by operating activities. . . . . . . . .      36,035          10,323      (107)        (20,216)    26,035
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . .      (3,046)         (4,986)        -               -     (8,032)
   Note receivable issued. . . . . . . . . . . . . . . . .           -          (1,000)        -               -     (1,000)
   Other . . . . . . . . . . . . . . . . . . . . . . . . .           -              24         -               -         24
   Investment in subsidiaries. . . . . . . . . . . . . . .     (20,613)            397         -          20,216          -
                                                            -----------  --------------  --------  --------------  ---------
Net cash used in investing activities. . . . . . . . . . .     (23,659)         (5,565)        -          20,216     (9,008)
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases . . . . . . . . . .     (12,871)            (89)       (5)              -    (12,965)
                                                            -----------  --------------  --------  --------------  ---------
Net cash used in financing activities. . . . . . . . . . .     (12,871)            (89)       (5)              -    (12,965)
                                                            -----------  --------------  --------  --------------  ---------
Net increase (decrease) in cash and cash equivalents . . .        (495)          4,669      (112)              -      4,062
Cash and cash equivalents at beginning of period . . . . .         554           2,532       364               -      3,450
                                                            -----------  --------------  --------  --------------  ---------
Cash and cash equivalents at end of period . . . . . . . .  $       59   $       7,201   $   252   $           -   $  7,512
                                                            ===========  ==============  ========  ==============  =========


           ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is the third largest retail optical chain in the United States as measured by net revenues, operating or managing 370 stores, 301 of which are optical superstores with in-house lens processing capabilities. The Company operates in the $6.5 billion retail optical chain sector of the $16.2 billion optical retail market. Management believes that the key drivers of growth for the Company include (i) the success of the Company's promotional activities,
(ii) the continuing role of managed vision care and (iii) new product innovations.

     The Company's management team has focused on improving operating efficiencies and growing the business through new store openings. During the first three quarters of fiscal 2003, the Company continued to focus on its value retail promotion of two complete pair of single vision eyewear for $99. Management believes this promotion has been successful because it leverages the Company's strength as the leader in its markets and also differentiates the Company's stores from independent optometric practitioners who tend to offer fewer promotions in order to guard their margins. Because the average ticket price is typically less for glasses sold under this promotion, in order for the Company to continue to be successful using this strategy, the Company must continue to increase the number of transactions and must also be successful in controlling costs. In addition, it will be incumbent upon the Company to be able to maintain its broad selection of high quality, lower priced non-branded frames so that it can continue to offer more value to customers while improving gross margins. For the first three quarters of fiscal 2003, the Company experienced a 0.4% increase in optical sales compared to the first three quarters of fiscal 2002, which was largely the result of a 0.5% increase in transaction volume compared to the first three quarters of fiscal 2002. Management believes the relatively flat transaction volume was largely the result of mediocre consumer demand and a sluggish economy for the majority of the first three quarters of fiscal 2003. With the soft optical retail environment and the trend toward deeply discounted promotional offers in the optical market, sales generation will remain challenging for the remainder of fiscal 2003.

     Management believes that optical retail sales through managed vision care programs will continue to increase over the next several years. As a result, management has made a strategic decision to pursue funded managed vision care relationships in order to help the Company's retail business grow; however, discount managed care programs have begun to play and will increasingly play a less significant role as the value retail format becomes more developed throughout the Company's stores. While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally require less promotional spending and advertising support. The Company believes that the increased overall sales volume resulting from managed vision care relationships also compensates for the lower average ticket price. During the thirty-nine weeks ended September 27, 2003, approximately 29.6% of the Company's total revenues were derived from managed vision care programs, compared to 35.4% for the thirty-nine weeks ended September 28, 2002. The Company expects the percent of penetration to normalize in the 30% range as the transition to funded managed vision care programs continues and the value retail offer replaces activity under discount managed vision care plans. Management believes that the role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.


RESULTS  OF  OPERATIONS
The following table sets forth for the periods indicated certain statements of income data as a percentage of net  revenues:

                                                    THIRTEEN                       THIRTY-NINE
                                                   WEEKS ENDED                     WEEKS ENDED
                                            ----------------------------     ----------------------------
                                            SEPTEMBER 28,   SEPTEMBER 27,   SEPTEMBER 28,   SEPTEMBER 27,
                                                 2002            2003            2002            2003
                                            --------------  --------------  --------------  --------------
STATEMENTS OF INCOME DATA:
NET REVENUES:
   Optical sales . . . . . . . . . . . . .          99.1 %          99.2 %          99.1 %          99.1 %
   Management fees . . . . . . . . . . . .             0.9             0.8             0.9             0.9
                                            --------------  --------------  --------------  --------------
Total net revenues . . . . . . . . . . . .           100.0           100.0           100.0           100.0

OPERATING COSTS
AND EXPENSES:
   Cost of goods sold. . . . . . . . . . .          30.8 *          31.3 *          31.1 *          30.9 *
   Selling, general and administrative
   expenses. . . . . . . . . . . . . . . .          59.8 *          59.9 *          57.7 *          58.4 *
   Amortization of intangibles . . . . . .             0.1             0.1             0.6             0.1
                                            --------------  --------------  --------------  --------------
Total operating costs and expenses . . . .            89.9            90.5            88.6            88.5
                                            --------------  --------------  --------------  --------------
INCOME FROM OPERATIONS . . . . . . . . . .            10.1             9.5            11.4            11.5
INTEREST EXPENSE, NET. . . . . . . . . . .             5.6             5.5             5.5             5.4
INCOME TAX EXPENSE . . . . . . . . . . . .             0.4             2.8             0.3             1.8
                                            --------------  --------------  --------------  --------------
NET INCOME . . . . . . . . . . . . . . . .           4.1 %           1.2 %           5.6 %           4.3 %
                                            ==============  ==============  ==============  ==============

*  Percentages based on optical sales only


THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 2003 COMPARED TO THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 2002.

Net Revenues. Net revenues increased to $96.3 million for the thirteen weeks ended September 27, 2003 from $93.9 million for the thirteen weeks ended
September 28, 2002. Comparable store sales increased by 1.0% compared to the third quarter of fiscal 2002. Comparable transaction volume increased by 0.5% compared to the third quarter of fiscal 2002 and average ticket prices increased by 0.5% compared to the third quarter of fiscal 2002. This relatively flat performance in average ticket and comparable transactions is the result of a soft optical retail environment driven by mediocre consumer demand and comparisons to a strong fiscal 2002 third quarter comparable sales result of 5.7%. The Company opened two stores in the third quarter of 2003.

Gross Profit. Gross profit increased to $65.6 million for the thirteen weeks ended September 27, 2003 from $64.3 million for the thirteen weeks ended September 28, 2002. Gross profit as a percentage of optical sales decreased to 68.7% for the thirteen weeks ended September 27, 2003 as compared to 69.2% for the thirteen weeks ended September 28, 2002. This percentage decrease was largely due to the increase in contact lens product mix which have lower profit margins than traditional lenses and frames and a change in contact lens vendors.

Selling General & Administrative Expenses (SG&A). SG&A increased to $57.2 million for the thirteen weeks ended September 27, 2003 from $55.6 million for the thirteen weeks ended September 28, 2002. SG&A as a percentage of optical sales increased to 59.9% for the thirteen weeks ended September 27, 2003 from 59.8% for the thirteen weeks ended September 28, 2002. This percentage increase was primarily due to the increase in advertising expenditures related to the Company's entry in to a new market. The addition of noncomparable doctor practices in eighteen of the Company's stores also resulted in increased doctor payroll expenditures during the thirteen week period ended September 27, 2003. In addition, the Company opened two new stores in the third quarter of fiscal 2003, which has resulted in increased occupancy expenditures.

Amortization Expense. Amortization expense was $0.1 million for the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively.

Net Interest Expense. Net interest expense was $5.3 million for the thirteen weeks ended September 27, 2003 and September 28, 2002, respectively.

Income Tax Expense. Net income tax expense increased to $2.7 million for the thirteen weeks ended September 27, 2003 from $0.4 million for the thirteen weeks ended September 28, 2002. This increase was due to the depletion of the Company's net operating loss carryforward during the first quarter of fiscal 2003.

Net Income. Net income for the thirteen weeks ended September 27, 2003 was $1.2 million. Net income for the thirteen weeks ended September 28, 2002 was $3.8 million.

THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003 COMPARED TO THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002.

Net Revenues. Net revenues increased to $288.3 million for the thirty-nine weeks ended September 27, 2003 from $287.1 million for the thirty-nine weeks ended September 28, 2002. Comparable store sales decreased by 1.0% compared to the thirty-nine weeks ended September 28, 2002. Comparable transaction volume decreased by 0.4% compared to the thirty-nine weeks ended September 28, 2002 and average ticket prices decreased by 0.5% compared to the thirty-nine weeks ended September 28, 2002. This relatively flat performance in average ticket and comparable transactions is the result of a soft optical retail environment driven by mediocre consumer demand and comparisons to a strong comparable sales result of 8.5% for the thirty-nine weeks ended September 28, 2002. The Company opened nine stores and closed two during the thirty-nine weeks ended September 27, 2003. With the continuing weak retail environment and the trend toward deeply discounted promotional offers in the optical market, sales generation will remain challenging for the remainder of fiscal 2003.

Gross Profit. Gross profit increased to $197.5 million for the thirty-nine weeks ended September 27, 2003 from $196.1 million for the thirty-nine weeks ended September 28, 2002. Gross profit as a percentage of optical sales increased to 69.1% for the thirty-nine weeks ended September 27, 2003 as compared to 68.9% for the thirty-nine weeks ended September 28, 2002. This percentage increase was largely due to a continuation of improved buying efficiencies and a favorable mix in non-branded frames. Non-branded frames have lower acquisition costs than branded frames resulting in higher margins.

Selling General & Administrative Expenses (SG&A). SG&A increased to $166.7 million for the thirty-nine weeks ended September 27, 2003 from $164.1 million for the thirty-nine weeks ended September 28, 2002. SG&A as a percentage of optical sales increased to 58.4% for the thirty-nine weeks ended September 27, 2003 from 57.7% for the thirty-nine weeks ended September 28, 2002. This percentage increase was primarily due to the addition of noncomparable doctor practices in eight of the Company's markets, which has resulted in increased doctor payroll expenditures. In addition, the Company closed two stores and opened nine new stores during the thirty-nine weeks ended September 27, 2003, which has resulted in increased occupancy expenditures.

Amortization Expense. Amortization expense decreased to $0.2 million for the thirty-nine weeks ended September 27, 2003 from $1.8 million for the thirty-nine weeks ended September 28, 2002. This decrease was largely due to intangible balances that have been fully amortized compared to the thirty-nine weeks ended September 28, 2002.

Net Interest Expense. Net interest expense decreased to $15.5 million for the thirty-nine weeks ended September 27, 2002 from $15.9 million for the thirty-nine weeks ended September 28, 2002. This decrease was due to the decrease in outstanding debt and the decrease in applicable interest rates.

Net Income. Net income for the thirty-nine weeks ended September 27, 2003 was $12.5 million. Net income for the thirty-nine weeks ended September 28, 2002 was $16.0 million.

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

SOURCES  OF  CAPITAL

     The Company's principal sources of capital are from cash on hand, cash flows from operating activities and funding from the New Facilities (as hereinafter defined). Cash flows from operating activities provided net cash of $26.0 million for the thirty-nine weeks ended September 27, 2003 and $32.9 million for the thirty-nine weeks ended September 28, 2002. As of September 27, 2003, the Company had $7.5 million of cash available to meet its obligations.

     Payments on debt have been the Company's principal financing activities. Cash flows from financing activities used net cash of $13.0 million for the thirty-nine weeks ended September 27, 2003 compared to $26.7 million for the thirty-nine weeks ended September 28, 2002 largely due to payments of $15.5 million made to reduce the outstanding balance under the Revolver (as hereinafter defined) during the thirty-nine weeks ended September 28, 2002.

     Working capital of the Company primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses. The largest expenditures of working capital occur each year on May 1 and November 1 when the Company makes interest payments under the Notes, which typically range between $5.0 to $6.0 million per payment.

     Capital expenditures were $8.0 million for the thirty-nine weeks ended September 27, 2003 compared to $8.4 million for the thirty-nine weeks ended
September 28, 2002. Capital expenditures for all of 2003 are projected to be approximately $12.0 million. Of the planned 2003 capital expenditures, approximately $4.3 million is related to commitments to new stores and approximately $7.7 million is related to systems and maintenance of existing facilities.

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

     Borrowings under the New Facilities accrue interest, at the Company's option, at the Base Rate or the LIBOR rate, plus the applicable margin. The Base Rate is a floating rate equal to the higher of the overnight Federal Funds Rate plus 1/2% or Fleet Bank's prime rate. The margins applicable to the Base Rate and LIBOR for each of the New Facilities are set forth in the following table.



NEW FACILITY  BASE RATE MARGIN   LIBOR MARGIN
------------  -----------------  -------------
Term Loan A.              3.25%          4.25%
------------  -----------------  -------------
Term Loan B.              3.75%          4.75%
------------  -----------------  -------------
Revolver . .              3.50%          4.50%
------------  -----------------  -------------

     In connection with the borrowings made under the New Facilities, the Company incurred approximately $4.8 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Facilities. The unamortized amount of debt issuance costs as of September 27, 2003 related to the New Facilities was $3.9 million.

     At September 27, 2003, the Company had $241.7 million of outstanding debt consisting of $129.8 million of the Notes (as hereinafter defined) outstanding, $47.5 million and $62.0 million in term loans outstanding under the Term Loan A and Term Loan B, respectively and $2.4 million in capital lease and equipment obligations. In addition, in connection with the Company's acquisition of certain assets used at the "Hour Eyes" locations in Virginia and the related long-term business management agreement, the Company guaranteed a $1.0 million loan made to an optometrist owning the optometric practice (the "Hour Eyes Loan"). On April 24, 2003, the Hour Eyes Loan was paid off with proceeds from a loan directly from the Company to the optometrist owning the optometric practice. The principal of the new loan amortizes equally over ten years and is fully secured by the stock and assets of the professional corporation through which such optometrist operates. Interest on the Hour Eyes Loan is payable quarterly each year until maturity at prime plus 2% per annum.

     The New Facilities are collateralized by all tangible and intangible assets of the Company, including the stock of its subsidiaries. In addition, the Company must meet certain financial covenants including minimum EBITDA, interest coverage, leverage ratio and capital expenditures. As of September 27, 2003, the Company was in compliance with all of the financial covenants.

     NOTES. In 1998, the Company issued $100.0 million aggregate principal amount of its 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50.0 million aggregate principal amount of its Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Notes"). In connection with the New Facilities, the Company redeemed $20.0 million of the Floating Rate Notes. Interest on the Notes is payable semiannually on May 1 and November 1 of each year until maturity. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR plus 3.98%. The Fixed Rate Notes and Floating Rate Notes are not entitled to the benefit of any mandatory sinking fund.

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

-     Long  term  debt;  and
-     Operating  leases  for  stores  and  office  facilities

     The following table reflects a summary of the Company's contractual obligations as of September 27, 2003.



                                                               Payments due by period
                                                              -----------------------         More
                                                Total   Less than 1    1 to 3    3 to 5      than 5
   . . . . . . . . . . .                                 .  Year        Years     Years       Years
                                               ---------  -------  ------------  --------  --------

Long Term Debt. . . . . . . . .                 $239,359  $17,578       $30,005   $62,000  $129,776
Capital Lease Obligations . . .                    2,346      203           418     1,725         -
Operating Leases. . . . . . . .                  161,097   31,695        53,840    39,365    36,197
Purchase Obligations. . . . . .                        -        -             -         -         -
                                                 -------  -------  ------------  --------  --------
Total future principal payments
   on contractual obligations .                 $402,802  $49,476       $84,263  $103,090  $165,973
                                                 =======  =======  ============  ========  ========


     The Company has no off-balance sheet debt unrecorded obligations and has not guaranteed the debt of any other party.

     FUTURE CAPITAL RESOURCES. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with borrowings currently available under the Revolver, are adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve (12) months. The ability of the Company to satisfy its financial covenants under the New Facilities, to meet its debt service obligations and to reduce its debt will depend on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. In the event the Company does not satisfy its financial covenants under the New Facilities, the Company may attempt to renegotiate the terms of the New Facilities with its lender for further amendments to, or waivers of, the financial covenants of the New Facilities. The Company believes that its ability to repay the Term Loan A and Term Loan B and amounts outstanding under the Revolver at maturity will likely require additional financing. The Company cannot assume that additional financing will be available to it. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

     The Company's primary market risk exposure is interest rate risk. As of September 27, 2003, $139.3 million of the Company's long-term debt bore interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates with specific vulnerability to changes in LIBOR. For every two hundred basis point change in the average interest rate under the $139.3 million in long-term borrowings, the Company's annual interest expense would change by approximately $2.8 million.

     In the event of an adverse change in interest rates, management could take actions to mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM  4.     CONTROLS  AND  PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 27, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the thirteen weeks ended September 27, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. There have been no such pending matters, individually or in the aggregate, that the management of the Company has deemed to be material to the business or financial condition of the Company that have arisen during the first three quarters of fiscal 2003. For further discussion, refer to the Company's annual report on Form 10-K for the year ended December 28, 2002.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K



3.1  Restated  Articles of Incorporation of Eye Care Centers of America Inc. (a)
3.2  Statement  of  Resolution  of the Board of Directors of Eye Care Centers of
     America,  Inc.  designating  a  series  of  Preferred  Stock.  (a)
3.3  Amended  and  Restated  By-laws  of  Eye  Care Centers of America, Inc. (a)
4.1  Indenture,  dated  as of April 24, 1998, among Eye Care Centers of America,
     Inc.,  the  Guarantors named therein and United States Trust Company of New
     York,  as  Trustee  for  the  9 1/8% Senior Subordinated Notes Due 2008 and
     Floating  Interest  Rate  Subordinated  Term  Securities.  (c)
4.2  Form  of  Fixed  Rate  Exchange  Note.  (b)
4.3  Form  of  Floating  Rate  Exchange  Note.  (b)
4.4  Form  of  Guarantee.  (b)
4.5  Registration  Rights  Agreement, dated  April 24,  1998,  between  Eye Care
     Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce,
     Fenner  &  Smith  Incorporated.  (a)
10.7 Professional Business Management Agreement dated August 3, 2003, by and between EyeMasters, Inc., a Delaware corporation, and Jason Wonch O.D. and
     Associates,  A  P.C.,  a  Louisiana professional optometry corporation. (d)
31.1 Certification  of  Chief  Executive  Officer  (d)
31.2 Certification  of  Chief  Financial  Officer  (d)


______

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

(d)  Filed  herewith

(b) The company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended September 27, 2003.



                                   SIGNATURES
                        EYE CARE CENTERS OF AMERICA, INC.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: November 10, 2003
/s/  Alan E. Wiley
----------------------------------------------------
Alan E. Wiley
Executive Vice President and Chief Financial Officer
