Form 10-K
period 2003-12-27
EYE CARE CENTERS OF AMERICA INC
filed 2004-03-24
CIK 759896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
Mark  One
---------

 X     Annual  report pursuant to Section 13 or 15(d) of the Securities Exchange
--     Act  of  1934  for  the  fiscal  year  ended  December  27,  2003.

     Transition  report  pursuant  to  Section  13  or  15(d)  of the Securities
--   Exchange  Act  of  1934.

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

     Aggregate market value of common stock held by non-affiliates of the registrant is $6,325,550. As the registrant's common stock is not traded publicly, the per share price used in this calculation is based on the per share price as designated by the Board of Directors as of the last business day of the registrant's most recently completed second fiscal quarter ($15.13 per share).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 7,397,689 shares of common stock as of March 15, 2004.

     Documents  incorporated  by  reference:  None


                                         FORM 10-K INDEX

                                              PART I


ITEM 1.                                BUSINESS                                                 4

ITEM 2.                                PROPERTIES                                              19

ITEM 3.                                LEGAL PROCEEDINGS                                       20

ITEM 4.. . . . . . . . . . . . . . ..  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     20

                                    PART II

ITEM 5.. . . . . . . . . . . . . . ..  MARKET FOR REGISTRANT COMMON STOCK AND RELATED
      . . . . . . . .                   SHAREHOLDER MATTERS                                    21

ITEM 6.. . . . . . . . . . . . . . ..  SELECTED CONSOLIDATED FINANCIAL DATA.                   22

ITEM 7.. . . . . . . . . . . . . . ..  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
                                        CONDITION AND RESULTS OF OPERATIONS                    24

ITEM 7A. . . . . . . . . . . . . . ..  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
      . . . . . . . . . . . .           MARKET RISK                                            42

ITEM 8.. . . . . . . . . . . . . . ..  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.            42

ITEM 9.. . . . . . . . . . . . . . ..  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                                        ACCOUNTING AND FINANCIAL DISCLOSURE                    44

ITEM 9A.                               CONTROLS AND PROCEDURES                                 44

                                    PART III

ITEM 10.                               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      45

ITEM 11.                               EXECUTIVE COMPENSATION                                  49

ITEM 12. . . . . . . . . . . . . . ..  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
     . . . . . . . . . . . . .          MANAGEMENT                                             53

ITEM 13.                               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          55

ITEM 14. . . . . . . . . . . . . . ..  PRINCIPAL ACCOUNTANT FEES AND SERVICES                  56

                                    PART IV

ITEM 15. . . . . . . . . . . . . . ..  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
      . . . . . . . . . . . .           ON FORM 8-K                                            57

FORWARD-LOOKING  STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Whenever the Company makes a statement that is not a statement of historical fact (such as when the Company describes what it "believes," "expects," "anticipates," or "intends" to do or what "should" occur in the future, and other similar statements), the Company is making a forward looking statement. Although the management of the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" herein and under the heading "Government Regulation" herein as well as the following: general economic and business conditions; industry trends; the loss of major customers or suppliers; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) THE COMPANY'S ABILITY TO EXECUTE ITS BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING THE COMPANY'S PARTICIPATION IN MANAGED VISION CARE PROGRAMS); (II) THE COMPANY'S ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE ITS WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR ITS OBLIGATIONS; (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS; (IV) INDUSTRY SALES GROWTH; (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES; (VI) DEMOGRAPHIC TRENDS; (VII) THE COMPANY'S MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS; (VIII) THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL FINANCING TO REPAY THE CREDIT FACILITY OR NOTES AT MATURITY; AND (IX) THE CONTINUED MEDICAL INDUSTRY EFFORT TO REDUCE MEDICAL COSTS AND THIRD PARTY REIMBURSEMENTS.

                                     PART I

ITEM  1.  BUSINESS
------------------

GENERAL

     Eye Care Centers of America, Inc. (the "Company") is the third largest retail optical chain in the United States as measured by net revenues, operating or managing 373 stores, of which 304 are optical superstores with in-house lens processing capabilities. The Company directly owns 309 optical stores with the remaining 64 stores being owned by an optometrist's professional entity and managed by a subsidiary of the Company under management agreements. For purposes of this Report, all of such optical stores, whether owned or managed by the Company (and its subsidiaries) are referred to herein as the Company's stores. The Company utilizes a strategy of clustering its stores within its targeted markets in order to build local market leadership and strong consumer brand awareness, as well as to achieve economies of scale in advertising, management and field overhead. Management believes that the Company has either the number one or two superstore market share position in twelve of its top fifteen markets, including Washington, D.C., Minneapolis, Dallas, Houston, Tampa/St. Petersburg, Phoenix, Miami/Ft. Lauderdale, Portland and San Antonio. The Company generated net revenues and EBITDA (as defined under the heading "Item 6. Selected Consolidated Financial Data") of $369.9 million and $53.7 million, respectively, for the fiscal year ended December 27, 2003 ("fiscal 2003") and anticipates net revenues and EBITDA of $398.1 million and $61.7 million, respectively, for the fiscal year ended January 1, 2005 ("fiscal 2004").

     The Company's stores, which average approximately 4,100 square feet, carry a broad selection of branded frames at competitive prices, including designer eyewear, as well as the Company's own proprietary brands and non-branded products. Non-branded product constituted approximately 75% of frame units sold in both 2003 and 2002, respectively. The Company's superstores offer customers "one-hour service" on most prescriptions by utilizing on-site processing laboratories to grind, coat and edge lenses. Moreover, optometrists ("ODs") located within or adjacent to all of the Company's stores offer customers convenient eye exams and provide a consistent source of optical retail customers. In the Company's experience, over 72% of such ODs' regular eye exam patients purchase eyewear from the Company's adjacent optical retail stores.

     The Company's management team has focused on improving operating efficiencies and growing the business through both strategic acquisitions and new store openings. The Company's net revenues increased from $140.2 million in fiscal 1995 to $369.9 million in fiscal 2003, while the Company's store base increased from 152 to 373 over the same period, primarily as a result of four acquisitions. The Company's management team owns or has the right to acquire approximately 15.1% of the Company's common stock on a fully diluted basis, through direct ownership and stock options.

BUSINESS  STRATEGY

     Management believes that key drivers of growth for the Company include (i) the success of the Company's promotional activities, (ii) the continuing role of managed vision care and (iii) new product innovations. The Company plans to focus on these key drivers by building local market leadership through the implementation of the following key elements of its business strategy:

     MAXIMIZE STORE PROFITABILITY. Management continues to improve the Company's operating margins through enhanced day-to-day store execution, customer service and inventory asset management. The Company has implemented various programs focused on (i) increasing sales of higher margin, value-added and non-branded products, (ii) continuing store expense reductions and (iii) offering extensive productivity-enhancing employee training. Management believes its store clustering strategy will enable the Company to continue to leverage local advertising and field management costs to improve its operating margins. In the fourth quarter of 2001, management implemented a value-oriented format in certain markets based upon local market demographics. This value format involves featuring lower retail price, higher margin products and increasing the selection of value frames. The Company continues to improve the value offering by increasing the number of frames in additional stores and making multiple pair purchases available to several prescription wearers. In addition to the two complete pair of single vision eyeglasses for $99 value promotion, the Company continued to increase the availability of its promotional discount offers.

     REDUCTION OF DEBT. In order to improve the Company's EBITDA to total debt ratio and reduce the amount of outstanding debt, management has initiated strategies to generate cash. During 2001, 2002, and 2003 the new store opening program was reduced to approximately seven to ten stores each year and the Company plans to continue this trend with eight new store openings anticipated for 2004. Management has also continued its focus on process improvement initiatives that result in the reduction in head counts and corporate overhead expenses. Management is continually evaluating methods to increase store profitability and increase cash flow. Total debt has been reduced from $291.4 million at the end of fiscal 2000 to $238.8 million at the end of fiscal 2003 with further reductions to $221.6 million anticipated by the end of fiscal 2004.

     CAPITALIZE ON MANAGED VISION CARE. While management continues to pursue managed vision care relationships, revenues from managed vision care remained consistent from fiscal 2002 to fiscal 2003 (and decreased as a percentage of revenues), mostly due to the Company's aggressive in-store promotional offers. As of December 27, 2003, retail sales arising from managed vision care plans totaled 31.6% of optical sales for fiscal 2003. Management has made a strategic decision to pursue funded managed vision care relationships in order to help the Company's retail business grow. Funded managed vision care relationships include capitated and fee-for-service insurance contracts. Discount insurance programs consist of relationships where the customer receives an agreed upon discount on product. Funded managed vision care plans grew at the rate of 7% in 2003. Management believes that discount managed care programs will play a less significant role as the value retail offer becomes more developed throughout the Company's stores. The percent of penetration should normalize at 30% as the transition to the funded programs materializes and the retail offer displaces discount managed care activity. As part of its ongoing effort to develop its managed vision care business, the Company has (i) implemented direct marketing programs and information systems necessary to compete for managed vision care relationships primarily with funded plans and other third party payors, (ii) developed significant relationships with insurance companies, which have strengthened the Company's ability to secure managed vision care relationships, and (iii) been asked to participate on numerous regional and national managed vision care panels. While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed vision care relationships also compensates for the lower average ticket price. Management believes that the role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

     EXPAND STORE BASE. In order to continue to build leadership in its targeted markets, the Company plans to take advantage of "fill-in" opportunities in its existing markets, as well as to enter attractive new markets where it believes it can achieve a number one or two market share position. Consequently, the Company opened one store in an existing market and nine stores in Atlanta, Georgia during 2003. The Company aggressively introduced its stores to the Atlanta market in 2003 with eight stores planned in 2004, five of which will be in the Atlanta market. Management believes that the Company has in place the systems and infrastructure to execute its new store opening plan and has devoted significant management resources to the continued development of the Atlanta market. The Company uses a site selection model utilizing proprietary software which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate the attractiveness of new store openings. In 2003, the Company utilized a smaller and more efficient format, spending approximately $350,000 per new store, using a store format averaging approximately 2,800 square feet, equipping each new store with standardized fixtures and equipment. Initial inventory requirements for new stores averaged $49,000 and pre-opening costs averaged $34,000 per store, primarily for payroll and training expenditures incurred before the store opens.

WHILE ALL STORES SELL FRAMES AND SPECTACLE LENSES, THE COMPANY OPERATES VARIOUS STORE FORMATS. THE FOLLOWING TABLE SETS FORTH A SUMMARY OF THE COMPANY'S STORES OPERATING UNDER EACH TRADE NAME, AS OF MARCH 15, 2004, RANKED BY NUMBER OF
STORES:



                                                   NUMBER OF      GEOGRAPHIC          TYPICAL STORE
TRADE NAME. . . . . . . . . . . . . . . . . . . .    STORES         FOCUS                 FORMAT
-------------------------------------------------  -------------  ------------------  --------------

EyeMasters. . . . . . . . . . . . . . . . . . . .    163         Southwest,           Superstores
    . . . . . . . . . . . . . . . . . . . . . . .                Midwest,             Sq. Ft. 4,000
    . . . . . . . . . . . . . . . . . . . . . . .                Southeast            Lab
                                                                                      Contact Lenses
                                                                               (124 of 163 locations)

Visionworks . . . . . . . . . . . . . . . . . . .    53          Southeast            Superstores
    . . . . . . . . . . . . . . . . . . . . . . .             .                       Sq. Ft. 6,100
    . . . . . . . . . . . . . . . . . . . . . . .             .                       Lab
                                                                                      Contact Lenses

Vision World. . . . . . . . . . . . . . . . . . .    36           Primarily           Conventional
    . . . . . . . . . . . . . . . . . . . . . . .                 Minnesota           Sq. Ft. 2,300
                                                                                      Contact Lenses

Doctor VisionWorks .  . . . . . . . . . . . . . .    31           Maryland,           Superstores
    . . . . . . . . . . . . . . . . . . . . . . .                 Colorado            Sq. Ft.  3,500
    . . . . . . . . . . . . . . . . . . . . . . .              .  and Atlanta         Lab
                                                                                      Contact Lenses

Dr. Bizer's VisionWorld, Dr. Bizer's. . . . . . .    24           Southeast &         Superstores
   ValuVision, Doctor's ValuVision . .. . . . . .              .  Central             Sq. Ft.  5,800
                                                                                      Lab
                                                                                      Contact Lenses

Hour Eyes . . . . . . . . . . . . . . . . . . . .    22           Mid Atlantic        Conventional
    . . . . . . . . . . . . . . . . . . . . . . .              .                      Sq. Ft. 2,600
    . . . . . . . . . . . . . . . . . . . . . . .              .                      Lab
                                                                                      Contact Lenses

Stein Optical . . . . . . . . . . . . . . . . . .    15           Primarily           Superstores
    . . . . . . . . . . . . . . . . . . . . . . .                 Wisconsin           Sq. Ft. 3,400
    . . . . . . . . . . . . . . . . . . . . . . .              .                      Lab
                                                                                      Contact Lenses

Eye DRx . . . . . . . . . . . . . . . . . . . .      15           Primarily           Conventional
    . . . . . . . . . . . . . . . . . . . . . . .                 New Jersey          Sq. Ft. 3,200
                                                                                      Contact Lenses


Binyon's. . . . . . . . . . . . . . . . . . . . . .  14           Primarily           Superstores
                                                                  Oregon. . . . . . . Sq. Ft. 4,600
    . . . . . . . . . . . . . . . . . . . . . . .              .                      Lab
                                               -------------
Total . . . . . . . . . . . . . . . . . .           373
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

     The following table sets forth as of December 27, 2003 the Company's top fifteen markets as measured by the Company's sales. Management's estimate of the Company's superstore market share ranking is number one or two in the twelve markets noted.



   DESIGNATED                          NUMBER OF
  MARKET AREA . . .                   SUPERSTORES
-----------------                     -------------
Washington, D.C *. . . . . .                21
Houston *. . . . . . . . . .                19
Dallas * . . . . . . . . . .                22
Louisville * . . . . . . . .                 7
Tampa/St. Petersburg * . . .                13
Minneapolis/St. Paul * . . .                21
Phoenix *. . . . . . . . . .                13
Nashville *. . . . . . . . .                11
Milwaukee *. . . . . . . . .                15
Miami/Ft. Lauderdale * . . .                 9
Portland * . . . . . . . . .                12
Eastern New Jersey . . . . .                14
San Antonio *. . . . . . . .                 8
Denver . . . . . . . . . . .                 9
Baltimore. . . . . . . . . .                 9
                                    ---------------
Total of Top Fifteen Markets               203
                                    ===============


     LOCATIONS. The Company operates or manages 373 stores, 304 of which are superstores, located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Of the Company's stores, 186 are located in enclosed regional malls, 126 are in strip shopping centers and 61 are freestanding locations.


     The following table sets forth by location, ranked by number of stores, the Company's store base as of March 15, 2004.


 LOCATION. . . .  EYEMASTERS  VISIONWORKS  VISION WORLD  DR. VISIONWORKS  BIZER  HOUR EYES  STEIN  EYE DRX  BINYONS TOTAL
----------------  ----------  -----------  ------------  ---------------  -----  ---------  -----  -------  ------  -----

 Texas . . . . .          78            -             -                -      -          -      -        -       -     78
 Florida . . . .           3           38             -                -      -          -      -        -       -     41
 Minnesota . . .           -            -            30                -      -          -      -        -       -     30
 Tennessee . . .           7            -             -                -     12          -      -        -       -     19
 Wisconsin . . .           -            -             2                -      -          -     15        -       -     17
 Arizona . . . .          15            -             -                -      -          -      -        -       -     15
 New Jersey. . .           -            -             -                -      -          -      -       15       -     15
 Virginia. . . .           -            1             -                -      -         13      -        -       -     14
 Maryland. . . .           -            -             -                8      -          6      -        -       -     14
 Oregon. . . . .           -            -             -                -      -          -      -        -      13     13
 Colorado. . . .           -            -             -               12      -          -      -        -       -     12
 Louisiana . . .          12            -             -                -      -          -      -        -       -     12
 North Carolina.           -           12             -                -      -          -      -        -       -     12
 Georgia. .  . .           -            -             -               11      -          -      -        -       -     11
 Kentucky. . . .           -            -             -                -     10          -      -        -       -     10
 Ohio. . . . . .           9            -             -                -      -          -      -        -       -      9
 Missouri. . . .           5            -             -                -      1          -      -        -       -      6
 Oklahoma. . . .           5            -             -                -      -          -      -        -       -      5
 Kansas. . . . .           4            -             -                -      -          -      -        -       -      4
 Nebraska. . . .           4            -             -                -      -          -      -        -       -      4
 Nevada. . . . .           4            -             -                -      -          -      -        -       -      4
 New Mexico. . .           4            -             -                -      -          -      -        -       -      4
 Utah. . . . . .           4            -             -                -      -          -      -        -       -      4
 Iowa. . . . . .           1            -             2                -      -          -      -        -       -      3
 Mississippi . .           3            -             -                -      -          -      -        -       -      3
 Washington, D.C           -            -             -                -      -          3      -        -       -      3
 Alabama . . . .           2            -             -                -      -          -      -        -       -      2
 Idaho . . . . .           2            -             -                -      -          -      -        -       -      2
 South Carolina.           -            2             -                -      -          -      -        -       -      2
 Washington. . .           1            -             -                -      -          -      -        -       1      2
 Indiana . . . .           -            -             -                -      1          -      -        -       -      1
 North Dakota. .           -            -             1                -      -          -      -        -       -      1
 South Dakota. .           -            -             1                -      -          -      -        -       -      1
                  ----------   ---------   ------------  ---------------  -----  ---------  -----  -------  ------  -----
 Total . . . . .         163           53            36               31     24         22     15       15      14    373
                  ==========  ===========  ============  ===============  =====  =========  =====  =======  ======  =====

     STORE LAYOUT AND DESIGN. The average size of the Company's stores is approximately 4,100 square feet. The Company has developed and implemented a smaller and more efficient new store prototype, which ranges in size from approximately 2,800 square feet to 3,500 square feet depending upon the on-site optometrist's location within the store or in an adjacent location. This new store prototype typically has approximately 450 square feet dedicated to the in-house lens processing area and 1,750 square feet devoted to product display and fitting areas. If adjacent to the store location, the OD's office is generally 1,300 square feet and if within the store is generally 600 square feet. Each store follows a uniform merchandise layout plan, which is designed to emphasize fashion, invite customer browsing and enhance the customer's shopping experience. Frames are displayed in self-serve cases along the walls and on tabletops located throughout the store and are organized by gender suitability and frame style. The Company believes its self-serve displays are more effective and more customer friendly than the locked glass cases or "under the shelf" trays used by some of its competitors. Above the display racks are photographs of men and women which are designed to help customers coordinate frame shape and color with their facial features. In-store displays and signs are rotated periodically to emphasize key vendors and new styles.

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

     ON-SITE OPTOMETRIST. Adjacent to or within most of the stores is an OD who performs eye examinations and in some cases dispenses contact lenses. The ODs generally have the same operating hours as the Company's adjacent stores. The ODs offer customers convenient eye exams and provide a consistent source of optical retail customers. In the Company's experience, over 72% of such ODs' regular eye exam patients purchase eyewear from the adjacent optical retail store. In addition, the Company believes proficient ODs help to generate repeat customers and reinforce the quality and professionalism of each store. Due to various applicable state regulations, the Company has a variety of operating structures.

- At 227 of the Company's stores, the ODs are independent optometrists (the "Independent ODs"), who lease space within or adjacent to each store. At 36 of the Company's stores, the Independent OD owns the professional eye exam practice and the Company provides management services to the practices under business management agreements. These Independent ODs are independent and the Company cannot exercise any control over such Independent ODs. Most of these ODs pay the Company monthly rent consisting of a percentage of gross receipts, base rental or a combination of both.

-    At  46  of  the  Company's  stores,  the  ODs are employees of the Company.

- Sixty-four of the Company's stores are owned by a professional corporation or other entity controlled by an OD (the "OD PC"). The OD PC owns both the optical dispensary and the professional eye examination practice. The OD PC employs the ODs and the Company (through its subsidiaries) provides management services to these stores (including the dispensary and the professional practice) under business management agreements. At most of these locations, the Company (through its subsidiaries) provides a turnkey operation, providing the leased premises, employees (other than the ODs), furniture, fixtures and equipment. In addition, the Company has an option to designate another OD to purchase the OD PC (or its assets) at an agreed upon calculation to determine the purchase price. At December 27, 2003, these prices in the aggregate are approximately $10.0 million. Under the applicable optometric and other laws and regulations, the Company is not permitted to control the professional practice of the OD PC (e.g., scheduling, employment of optometrists, protocols, examination fees and other matters requiring the professional judgment of the OD). The management agreements specifically prohibit the Company from engaging in activities that would constitute controlling the OD PC's practice and reserve such rights and duties for the OD PC.

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

     BREADTH AND DEPTH OF SELECTION. The Company's stores offer the customers high quality frames, lenses, accessories and sunglasses, including designer and proprietary brand frames. Frame assortments are tailored to match the demographic composition of each store's market area. On average, each store features between 1,500 and 2,000 frame stock keeping units in 350 to 400 different styles of frames, representing two to three times the assortment provided by conventional optical retail chains or independent optical retailers. Approximately 25% of the frames carry designer names such as Nine West, Polo/Ralph Lauren, Guess, Tommy Hilfiger and Chaps. In fiscal 2003, other well-known frame manufacturers supplied over 10% of the Company's frames and about 30% of the Company's frames were manufactured specifically for the Company under proprietary brands. The Company believes that a broader selection of high-quality, lower-priced proprietary brand frames allow it to offer more value to customers while improving the Company's gross margin. In 2003, management implemented a value-oriented format in seven markets based upon local market demographics. This value format involves featuring lower retail price, higher margin products and increasing the selection of value frames. In addition, the Company also offers customers a wide variety of value-added eyewear features and services on which it realizes a higher gross margin. These include thinner and lighter lenses, progressive lenses and custom lens features, such as tinting, anti-reflecting coatings, scratch-resistant coatings, ultra-violet protection and edge polishing.

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

MARKETING

     The Company actively supports its stores by aggressive local advertising in individual geographical markets. Advertising expenditures totaled $31.6 million, or 8.5% of net revenues, in fiscal 2003. Advertising expenditures for fiscal 2004 are expected to be $34.1 million, or 8.6% of anticipated net revenues. The Company utilizes a variety of advertising media and promotions in order to establish the Company's image as a high quality, cost competitive eyewear provider with a broad product offering. The Company's brand positioning is supported by a marketing campaign which features the phrase "Why Pay More." In addition, the Company believes that its strategy of clustering stores in each targeted market area maximizes the benefit of its advertising expenditures. As managed vision care becomes a larger part of the Company's business in certain local markets, advertising expenditures as a percentage of sales are likely to decrease in those markets, since managed vision care programs tend to reduce the need for marketing expenditures to attract customers to the Company's stores.

COMPETITION

     The retail optical industry is fragmented and highly competitive. The Company competes with (i) independent practitioners (including opticians, optometrists and ophthalmologists who operate an optical dispensary within their practice), (ii) optical retail chains (including superstores) and (iii) mass merchandisers and warehouse clubs. The Company's largest optical retail chain competitors are LensCrafters and Cole National Corporation (Pearle and Cole Vision licensed brands). In January 2004, the parent of LensCrafters announced that it had agreed to acquire Cole National Corporation. This transaction has not yet been consummated. Some of the Company's competitors are larger, have longer operating histories, greater financial resources and greater market recognition than the Company.

VENDORS

     The Company purchases a majority of its lenses from three principal vendors and purchases frames from over ten different vendors. In fiscal 2003, four vendors collectively supplied approximately 63.4% of the frames purchased by the Company. One vendor supplied over

42.8% of the Company's lens materials during the same period. The Company has consolidated its vendors to develop strategic relationships resulting in improved service and payment terms. While such vendors supplied a significant share of the lenses used by the Company, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. Management of the Company therefore does not believe that it is dependent on such vendors or any other single vendor for frames or lenses. Management of the Company believes that the Company's relationships with its existing vendors are satisfactory and that significant disruption in the delivery of merchandise from one or more of its current principal vendors would not have a material adverse effect on the Company's operations because multiple vendors exist for all of the Company's products.

MANAGED  VISION  CARE

     Managed vision care has grown in importance in the optical retail industry. Health insurers have sought a competitive advantage by offering a full range of health insurance options, including coverage of primary eye care. Managed vision care, including the benefits of routine annual eye examinations and eyewear (i.e., funded plans) or discounts on eyewear (i.e., discount plans), is being utilized by a growing number of managed vision care participants. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed vision care programs encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement.

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

     While managed vision care encompasses many of the conventional attributes of managed care, there are significant differences. For example, the typical managed vision care benefit covers an annual wellness exam and eyeglasses (or discounts for eyeglasses) and treatment of eye diseases would not be covered. Even though managed vision care programs typically limit coverage to a certain dollar amount or discount for an eyewear purchase, the member's eyewear benefit generally allows the member to "trade up." Management believes that the growing consumer perception of eyewear as a fashion accessory as well as the consumer's historical practice of paying for eyewear purchases out-of-pocket contributes to the frequency of "trading-up." The Company has historically found that managed vision care participants who take advantage of the eye exam benefit under the managed vision care program in turn have typically had their prescriptions filled at adjacent optical stores and are a strong source of repeat business.

     While management continues to pursue managed vision care relationships in order to help the Company's retail business grow, revenues from managed vision care remained constant from fiscal 2001 to fiscal 2002 (and decreased as a percentage of revenues), mostly due to the Company's aggressive in-store promotional offers displacing discount managed vision care activity. As of December 27, 2003, retail sales arising from managed vision care plans totaled

31.6% of optical sales for fiscal 2003. Management has made a strategic decision to pursue funded managed vision care relationships in order to help the Company's retail business grow. Funded managed vision care relationships include capitated and fee-for-service insurance contracts. Discount insurance programs consist of relationships where the customer receives an agreed upon discount on product. Funded managed vision care plans grew at the rate of 7% in 2003. Management believes that discount managed vision care programs will play a less significant role as the value retail offer becomes more developed throughout the Company's stores. The percent of penetration should normalize at 30% as the transition to funded programs materializes and the retail offer displaces discount managed vision care activity. As part of its ongoing effort to develop its managed vision care business, the Company has (i) implemented direct marketing programs and information systems necessary to compete for managed vision care relationships with large employers, groups of employers and other third party payors, (ii) developed significant relationships with insurance companies, which have strengthened the Company's ability to secure managed vision care relationships, and (iii) been asked to participate on numerous regional and national managed vision care panels.

     Management believes that the role of managed vision care will continue to benefit the Company and other large retail optical chains. Managed vision care is likely to accelerate industry consolidation as payors look to contract with large retail optical chains that have brand awareness, offer competitive prices, provide multiple convenient locations and convenient hours of operation, and possess sophisticated information management and billing systems. Large optical retail chains are likely to be the greatest beneficiaries of this trend as independent practitioners do not satisfy the scale requirements of managed vision care programs and mass merchandisers' "Every Day Low Price" strategy is generally incompatible with the discount price structure required by the managed vision care model. Most managed vision care contracts renew annually, have eligibility requirements reviewed annually and certain relationships are not evidenced by contracts. The non-renewal or termination of a material contract or relationship could have a material adverse effect on the Company.

GOVERNMENT  REGULATION

     The Company has several operating structures to address regulatory issues. At 263 of the Company's stores, the Company or its landlord leases a portion of the store or adjacent space to Independent ODs. At 46 of the stores, the Company employs the optometrist. The availability of such professional services inside or adjacent to the Company's stores is critical to the Company's marketing strategy. At 64 of the stores, to address and comply with certain regulatory restrictions, the OD PCs own the stores (including the practice and the optical dispensary) and the Company (through its subsidiaries) provides certain management services such as accounting, human resources, marketing and information services for an agreed upon fee pursuant to long-term management agreements. The OD PCs employ the ODs. See "-General - On-Site Optometrist."

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

     The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") covers a variety of subjects which impacts the Company's businesses and the business of the ODs. Some of those areas include the privacy of patient health care information, the security of such information and the standardization of electronic data transactions for purposes of medical billing. The Department of Health and Human Services promulgated HIPAA regulations which became effective during 2003. The Company has devoted, and continues to devote, resources to implement operating procedures within the stores and the corporate office to ensure compliance with the HIPAA regulations.

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

TRADEMARK  AND  TRADE  NAMES

     The Company's stores operate under the trade names "EyeMasters," "Binyon's," "Visionworks," "Hour Eyes," "Dr. Bizer's VisionWorld", "Dr. Bizer's ValuVision," "Doctor's ValuVision," "Stein Optical," "Vision World," "Doctor's VisionWorks" and "Eye DRx." In addition the Company has several product related trademarks such as "SlimLite", "Aztec", "ProVsport", "Chelsea Morgan",
"Boardroom Classics", "Splendor", "South Hampton", "Robert Mitchel", "Technolite", "Blue Moon", "Provision Premium" and "See Better Look Better".

EMPLOYEES

     As of December 27, 2003, the Company employed approximately 4,200 employees. Approximately 59 hourly paid workers in the Eye DRx stores are affiliated with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, with which the Company has a contract extending through November 30, 2004. The Company considers its relations with its employees to be good.

INDUSTRY

     OVERVIEW. Jobson Publishing LLC ("Jobson"), a leading industry publication, predicts optical retail sales in the United States totaled $16.3 billion in 2003. The optical retail market has grown each year at an average annual rate of approximately 5% from 1991 to 1997. During 1998 through 2000, the average annual growth rate decreased to approximately 2%. In 2001, the optical retail market declined 4%, the 2% growth rate returned in 2002 and slowed to 0.6% growth in 2003. Jobson projects optical retail chains will have a 1.7% increase in growth in 2004.

     The following chart sets forth expenditures (based upon products sold) in the optical retail market over the past nine years according to Jobson.




                             U.S. OPTICAL RETAIL SALES BY SECTOR 1993 2003
                                         (DOLLARS IN BILLIONS)


                                                                                                 2003
                    1993   1994   1995   1996   1997   1998   1999   2000   2001   2002   2003   SHARE
                   -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  ------

Lenses/treatments  $ 6.0  $ 6.5  $ 6.8  $ 7.2  $ 7.6  $ 7.9  $ 8.0  $ 8.3  $ 8.1  $ 8.5  $ 8.6   53.0%
Frames. . . . . .    4.1    4.1    4.4    4.6    5.0    5.2    5.3    5.5    5.2    5.2    5.1   31.5%
Sunglasses. . . .    0.5    0.5    0.7    0.8    0.9    0.8    0.7    0.7    0.6    0.6    0.6    3.7%
Contact lenses. .    1.7    1.8    1.9    1.9    1.9    1.9    2.0    2.0    2.0    1.9    1.9   11.8%
                   -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  -----  ------
                   $12.3  $12.9  $13.8  $14.5  $15.4  $15.8  $16.0  $16.5  $15.9  $16.2  $16.3  100.0%
                   =====  =====  =====  =====  =====  =====  =====  =====  =====  =====  =====  ======

     DISTRIBUTION. The optical retail industry in the United States is highly fragmented and consists of (i) independent practitioners (including opticians, optometrists and ophthalmologists) who operate an optical dispensary within their practice, (ii) optical retail chains and (iii) warehouse clubs and mass merchandisers. In 2003, optical retail chains, warehouse clubs and mass merchandisers accounted for approximately 37.7% of the total market, while independent practitioners comprised approximately 59.9% and other distribution channels represented approximately 2.4%. Optical retail chains have begun consolidating the optical retail market, resulting in a decreased market share for independent practitioners. Independent practitioners' market share dropped from 63.0% to 59.9% between 1996 and 2003, while optical retail chains' market share increased over the same period from 31.3% to 37.7%.

     INDEPENDENT PRACTITIONERS. In 2003, independent practitioners represented $9.8 billion of eyewear retail sales, or 59.9% of the industry's total optical retail sales volume of $16.3 billion. Independent practitioners typically cannot provide quick turnaround of eyeglasses because they do not have laboratories on site and generally charge higher prices than other competitors. Moreover, their eyewear product assortment is usually narrow, although a growing portion include some designer or branded products. Prior to 1974, independent practitioners benefited from regulatory and other factors which inhibited commercial retailing of prescription eyewear. In 1974, the Federal Trade Commission began requiring doctors to provide their patients with copies of their prescriptions, enabling sophisticated retailers to implement retail marketing concepts which resulted in a more competitive marketplace. Independent practitioners' market share has declined from approximately 100% in 1974 to 59.9% in 2003, dropping 8% from 1996 to 2003. For the reasons set forth above, management believes that independent practitioners will continue to lose market share over the next several years.

     CHAINS. Optical retail chains, warehouse clubs and mass merchandisers represented 37.7% of the total optical retail market in 2003.

     Optical Retail Chains. Over the past four years, the top 10 optical retail chains (in terms of net revenues) have grown at a rate faster than the overall market. Optical retail chains include both superstores and conventional optical stores. Optical retail chains offer quality service provided by on-site optometrists and also carry a wide product line, emphasizing the fashion element of eyewear, although lower-priced lenses and frames are also available. In addition, the optical retail chains, particularly the superstores, are generally able to offer better value and service through a reduced cost structure, sophisticated merchandising and displays, economies of scale and greater volume. Furthermore, they can generate greater market awareness than the fragmented independent practitioners because optical retail chains usually invest more in advertising and promotions. Management believes that large optical chains are best positioned to benefit from industry consolidation trends including the growth in managed vision care. See discussion under "Managed Vision Care."

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

     OTHER. Other participants in the optical retail market include HMOs and school-controlled dispensaries. In 2003, other participants represented approximately 2.4% of the total optical retail market.

     TRENDS. Management believes that the optical retail market is being driven by the following trends:

- Demographics. Approximately 73% of the U.S. adult population, or 150 million individuals, and nearly 88% of people over the age of fifty-five, require some form of corrective eyewear. In addition to their higher utilization of corrective eyewear, the over fifty-five segment spends more per pair of glasses purchased due to their need for premium priced products like bifocals and progressive lenses and their generally higher levels of discretionary income. As the "baby boom" generation ages and life expectancies increase, management believes that this demographic trend is likely to increase the number of eyewear customers and the average price per purchase.

- Increasing Role of Managed Vision Care. Management believes that optical retail sales through managed vision care programs, which were approximately 35% to 40% of the market in 2002, will continue to increase over the next several years. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of managed vision care participants. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed vision care programs encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement. Management believes that large optical retail chains are likely to be the greatest beneficiaries of this trend as payors look to contract with chains that deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations and flexible hours of operation, and possess sophisticated information management and billing systems.

- Consolidation. Although the optical retail market in the United States is highly fragmented, the industry has experienced consolidation through mergers and acquisitions as well as shifting market share. In 2002, the top ten optical retail chains represented approximately 29.1% of the total optical market as compared to 17.7% in 1997. The remainder of the market included independent practitioners, smaller chains, warehouse clubs and mass merchandisers. Independent practitioners' market share dropped from 63.0% to 59.9% between 1996 and 2003, while the market share of optical retail chains, warehouse clubs and mass merchandisers increased over the same period from 31.3% to 37.7%. Management believes that the large optical retail chains are better positioned than mass merchandisers and warehouse clubs to benefit from this consolidation trend and that such chains will continue to gain market share from the independent practitioners over the next several years.

- New Product Innovations. Since the late 1980's, several technological innovations have led to the introduction of new optical lenses and lens treatments, including progressive addition lenses (no-line bifocals), high-index and aspheric lenses (thinner and lighter lenses), polycarbonate lenses (shatter resistant) and anti-reflective coatings. These innovative products are popular among consumers, generally command premium prices, and yield higher margins than traditional lenses. The average retail price for all lenses and lens treatments has increased from $88 to $109 between 1995 and 2003, reflecting, in part, the rising popularity of these products. Similarly, during the same period, the average retail price for eyeglass frames has increased from $57 to $79, due in large part to both technological innovation and an evolving customer preference for higher priced, branded frames. The 1995 to 2000 historical average growth rates for lenses and frames were 5% and 12%, respectively, while the 2001 average growth rates were 1%. The 2002 and 2003 average growth rate for lenses returned to 5% and 3%, respectively, while frames experienced no growth in 2002 and declined 4% in 2003. Management believes this decline in the growth rate is more related to the state of the economy than changes in consumer purchasing habits.

- Lasik Surgery. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996, leading to a dramatic increase in the popularity of laser vision correction surgery. In 2000, eye care professionals performed an estimated 1.4 million laser vision correction surgery procedures in the U.S., representing an increase of 50% over the approximately 950,000 procedures performed in 1999. Industry forecasts estimate 1.2 million laser vision correction surgery procedures being performed in 2003. Despite this rapid growth, the number of vision correction surgery patients in 1999 represented 0.8% of the 150 million people with refractive vision conditions in the U.S. The consumer's evaluation process of LASIK surgery creates options other than eyeglasses and contacts. Management believes that the increase in LASIK procedures, and the evaluation process by potential customers (including both individuals who undergo LASIK surgery and those who decide not to undergo LASIK surgery) has contributed to the slower growth rates in the optical industry since 1998.

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

ITEM  2.  PROPERTIES

     As of March 15, 2004, the Company operated or managed 373 retail locations in the United States. The Company believes its properties are adequate and suitable for its purposes. The Company leases all of its retail locations, the majority of which are under triple net leases that require payment by the Company of its pro rata share of real estate taxes, utilities, and common area maintenance charges. These leases range in terms of up to 15 years. Certain leases require percentage rent based on gross receipts in excess of a base rent. In substantially all of the stores that it owns, the Company subleases (or the landlord leases) a portion of such stores or an adjacent space to an Independent OD (or its wholly-owned operating entity). With respect to the OD PCs, the Company subleases the entire premises of the store to the OD PC. The terms of these leases or subleases range from one to fifteen years, with rentals consisting of a percentage of gross receipts, a base rental, or a combination of both. The general location and character of the Company's stores are described in Item 1 of this Annual Report.

     The Company leases combined corporate offices and a retail location in San Antonio, Texas, pursuant to a fifteen-year lease starting in August 1997. In addition, the Company leases a combined distribution center and central laboratory in San Antonio, pursuant to a five-year lease expiring in June 2009. The Company believes central distribution improves efficiency through better inventory management and streamlined purchasing.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is a party to routine litigation in the ordinary course of its business. No such pending matters, individually or in the aggregate, are deemed to be material to the business or financial condition of the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     On December 16, 2003, the Company held its Annual Meeting of Shareholders in San Antonio, Texas. The following seven directors were elected by the shareholders to serve a one year term to conclude at the next Annual Meeting of
Shareholders:

     Bernard  W.  Andrews
     Charles  A.  Brizius
     Anthony  J.  DiNovi
     Norman  S.  Matthews
     David  E.  McComas
     Warren  C.  Smith,  Jr.
     Antoine  G.  Treuille

PART  II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
             MATTERS

     The Common Stock, par value $.01 per share, of the Company is not traded on any established public trading market. There are 48 holders of the Common Stock. All holders are parties to a shareholders agreement. See the discussion under the heading "Stockholders' Agreement" within "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." No dividends were paid in fiscal 2002 or 2003 and payment of dividends is restricted by the Indenture governing the Exchange Notes (as defined in Management Discussion and Analysis - Liquidity and Capital Resources).

ITEM  6.  SELECTED  CONSOLIDATED  FINANCIAL  DATA

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data in the table are derived from the consolidated financial statements of the Company. The following selected financial data should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K. All references in this Annual Report on Form 10-K to 1999 or fiscal 1999, 2000 or fiscal 2000, 2001 or fiscal 2001, 2002 or fiscal 2002 and 2003 or fiscal 2003 relate to the fiscal years ended January 1, 2000, December 30, 2000, December 29, 2001, December 28, 2002 and December 27, 2003 respectively.


                                                 January 1,    December 30,    December 29,    December 28,    December 27,
                                                    2000           2000            2001            2002            2003
                                                ------------  --------------  --------------  --------------  --------------
STATEMENT OF OPERATIONS DATA:
Net revenues . . . . . . . . . . . . . . . . .  $   293,795   $     338,457   $     336,034   $     363,667   $     369,852
Operating costs and expenses:
   Cost of goods sold. . . . . . . . . . . . .       98,184         107,449         104,446         112,471         114,578
   Selling, general and administrative . . . .      170,146         204,365         203,187         212,472         218,702
   Store closure expense . . . . . . . . . . .            -           3,580               -               -               -
   Amortization of intangible assets . . . . .        5,653           9,137           8,697           1,865             165
                                                ------------  --------------  --------------  --------------  --------------
   Total costs and expenses. . . . . . . . . .      273,983         324,531         316,330         326,808         333,445
                                                ------------  --------------  --------------  --------------  --------------
Operating income . . . . . . . . . . . . . . .       19,812          13,926          19,704          36,859          36,407
Interest expense, net. . . . . . . . . . . . .       24,685          28,694          27,537          21,051          20,200
                                                ------------  --------------  --------------  --------------  --------------
Income (loss) before income taxes. . . . . . .       (4,873)        (14,768)         (7,833)         15,808          16,207
Income tax expense (benefit) . . . . . . . . .          384             766           1,239           1,565          (9,600)
                                                ------------  --------------  --------------  --------------  --------------
Net income (loss) before cumulative effect . .       (5,257)        (15,534)         (9,072)         14,243          25,807
   of change in acct principle
Cumulative effect of change in acct principle.          491               -               -               -               -
                                                ------------  --------------  --------------  --------------  --------------
Net income (loss). . . . . . . . . . . . . . .  $    (5,748)  $     (15,534)  $      (9,072)  $      14,243   $      25,807
                                                ============  ==============  ==============  ==============  ==============
OTHER FINANCIAL DATA:
Depreciation and amortization. . . . . . . . .  $    22,754   $      29,600   $      29,047   $      20,626   $      16,818
Capital expenditures . . . . . . . . . . . . .       19,920          18,932          10,559          10,668          10,971
Gross margin % . . . . . . . . . . . . . . . .         66.6%           68.3%           68.9%           69.1%           69.0%
Total assets . . . . . . . . . . . . . . . . .  $   261,678   $     250,920   $     223,676   $     217,056   $     225,526
Long term obligations. . . . . . . . . . . . .  $   279,480   $     285,607   $     267,903   $     254,633   $     238,825
Ratio of earnings to fixed charges(b). . . . .        0.85x           0.62x           0.79x           1.49x           1.52x
MISCELLANEOUS DATA:
EBITDA - see below . . . . . . . . . . . . . .  $    42,386   $      47,107   $      48,751   $      57,985   $      53,725
EBITDA margin %. . . . . . . . . . . . . . . .        14.40%          13.90%          14.51%          15.94%          14.53%
Comparable store sales growth (c). . . . . . .         1.10%           0.90%          -1.40%           5.60%          -0.30%
End of period stores . . . . . . . . . . . . .          361             361             359             363             371
Sales per store (d). . . . . . . . . . . . . .  $       987   $         940   $         935   $       1,009   $       1,010

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

     EBITDA The Company's operating performance is evaluated using several measures. One of those measures, EBITDA, is derived from the Operating Income GAAP measurement. EBITDA has historically been used by the Company's credit facility lenders to measure compliance with certain financial debt covenants and by certain investors as one measure of the Company's historical ability to fund operations and meet its financial obligations. The Company's credit facility agreement defines EBITDA as consolidated net income (loss) before interest expense, income taxes, depreciation and amortization (other than amortization of store pre-opening costs), recapitalization and other expenses, extraordinary loss (gain) and store closure expense. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income (loss) in accordance with generally accepted accounting principles as an indicator of the Company's operating performance or cash flow as a measure of liquidity. Additionally, EBITDA presented may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of operating income to EBITDA for each of the fiscal periods presented:


                                                January 1,   December 30,   December 29,    December 28,   December 27,
                                                   2000          2000           2001            2002           2003
                                               ------------  -------------  -------------  --------------  -------------
RECONCILIATION OF EBITDA TO OPERATING INCOME:
Operating income. . . . . . . . . . . . . . .  $    19,812   $      13,926  $      19,704  $      36,859   $      36,407
Reconciling items:
   Depreciation and amortization. . . . . . .       22,754          29,600         29,047         20,626          16,818
   Store closure expense. . . . . . . . . . .            -           3,580              -              -               -
   Gain on extinguishment of debt . . . . . .            -               -              -           (904)              -
   Other. . . . . . . . . . . . . . . . . . .         (180)              -              -            500             500
                                               ------------  -------------  -------------  --------------  -------------
   EBITDA . . . . . . . . . . . . . . . . . .  $    42,386   $      47,106  $      48,751  $      57,081   $      53,725
                                               ============  =============  =============  ==============  =============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Company is the third largest retail optical chain in the United States as measured by net revenues, operating or managing 373 stores, 304 of which are optical superstores. The Company operates in the $6.1 billion retail optical chain sector of the $16.3 billion optical retail market. Management believes that key drivers of growth for the Company include (i) the success of the Company's promotional activities, (ii) the continuing role of managed vision care and (iii) new product innovations.

     The Company's management team has focused on improving operating efficiencies and growing the business through new store openings. During fiscal 2003, the Company continued to focus on its value retail promotion of two complete pair of single vision eyewear for $99. Management believes this promotion has been successful because it leverages the Company's strength as the leader in its markets and also differentiates the Company's stores from independent optometric practitioners who tend to offer fewer promotions in order to protect their margins. Because the average ticket price is typically less for glasses sold under the promotion, in order for the Company to continue to be successful using this strategy, the Company must continue to increase the number of transactions and must also be successful in controlling costs. In addition, it will be incumbent upon the Company to be able to maintain its broad selection of high quality, lower priced non-branded frames so that it can continue to offer more value to customers while improving gross margins. For fiscal 2003, the Company experienced a 1.7% increase in optical sales compared to fiscal 2002, which was largely the result of opening ten new stores during fiscal 2003. Fiscal 2003 transaction volume declined .4% when compared to fiscal 2002 and management believes this relatively flat transaction volume was largely the result of mediocre consumer demand and a sluggish economy for the majority of fiscal 2003. The Company believes that it will experience an 8% increase in optical sales in fiscal 2004, the result of opening eight new stores, anticipated comparable store sales of 2.0% and a 53 week year compared to the 52 week fiscal 2003.

Management believes that optical retail sales through funded managed vision care programs will continue to increase over the next several years. Funded managed vision care relationships include capitated and fee-for-service insurance contracts. As a result, management has made a strategic decision to pursue funded managed vision care relationships in order to help the Company's retail business grow. Funded managed vision care plans grew at the rate of 7% in 2003. Discount managed care programs will play a less significant role in the Company's sales as the value retail offer becomes more developed throughout the Company's stores. Discount insurance programs consist of relationships where the customer receives an agreed upon discount on product. While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally require less promotional spending and advertising support. The Company believes that the increased volume resulting from managed vision care relationships also compensates for the lower average ticket price. During fiscal 2003, approximately 31.6% of the Company's optical revenues were derived from managed vision care programs, although the percent of penetration should normalize at 30% as the transition to funded programs materializes and the retail offer displaces activity under discount managed vision care plans. Management believes that the role of managed vision care will continue to benefit the Company and other large retail optical chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems. Most managed vision care contracts renew annually and certain relationships are not evidenced by contracts. The non-renewal or termination of a material contract or relationship could have a material adverse effect on the Company.

RESULTS  OF  OPERATIONS

The following table sets forth the percentage relationship to net revenues of certain income statement data.




                                                                Fiscal Year Ended
                                                               ---------------------
                                                               2001    2002    2003
                                                             -------  ------  ------
Net revenues:
Optical sales. . . . . . . . . . . . . . . . . .               99.0%   99.1%   99.1%
Management fee . . . . . . . . . . . . . . . . .                1.0     0.9     0.9
                                                  ------------------  ------  ------
Total net revenues . . . . . . . . . . . . . . .              100.0   100.0   100.0

Operating costs and expenses:
Cost of goods sold (a) . . . . . . . . . . . . .               31.4    31.2    31.3
Selling, general and administrative expenses (a)               61.1    59.0    59.7
Amortization of intangibles. . . . . . . . . . .                2.6     0.5       -
                                                  ------------------  ------  ------

Total operating costs and expenses . . . . . . .               94.1    89.9    90.2
                                                  ------------------  ------  ------
Income from operations . . . . . . . . . . . . .                5.9    10.1     9.8
Interest expense, net. . . . . . . . . . . . . .                8.2     5.8     5.4
                                                  ------------------  ------  ------
Income/(loss) before income taxes. . . . . . . .               (2.3)    4.3     4.4
Income tax expense/(benefit) . . . . . . . . . .                0.4     0.4    (2.6)
                                                  ------------------  ------  ------
Net income/(loss). . . . . . . . . . . . . . . .               (2.7)    3.9     7.0
                                                  ==================  ======  ======

(a)  Percentages  based  on  optical  sales  only


     The following is a discussion of certain factors affecting the Company's results of operations from fiscal 2001 to fiscal 2003 and its liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

FISCAL  2003  COMPARED  TO  FISCAL  2002

     Net Revenues. The increase in net revenues to $369.9 million in 2003 from $363.7 million in fiscal 2002 was largely the result of the addition of ten stores, nine of which were in the Atlanta market. Comparable store sales decreased by .3% compared to fiscal 2002. Comparable transaction volume decreased by .4% compared to fiscal 2002 and average ticket prices increased by ..2% compared to fiscal 2002. This relatively flat performance in comparable store sales, average ticket and comparable transactions is the result of a soft optical retail environment driven by mediocre consumer demand and comparisons to a strong comparable sales result of 5.6% for fiscal 2002. The Company closed two stores during fiscal 2003.

     Gross Profit. Gross profit increased to $255.3 million in fiscal 2003 from $251.2 million in fiscal 2002, primarily as a result of an increase in the sales of higher margin products. Gross profit as a percentage of optical sales decreased to 68.7% ($252.0 million) in fiscal 2003 as compared to 68.8% ($247.8 million) in fiscal 2002. This relatively flat trend was largely due to the Company's maintaining its favorable mix of non-branded frames with higher margins than branded frames. Non-branded frames have lower acquisition costs than branded frames resulting in higher margins.

     Selling General & Administrative Expenses (SG&A). SG&A increased to $218.7 million in fiscal 2003 from $212.5 million in fiscal 2002. SG&A as a percentage of optical sales increased to 59.7% in fiscal 2003 from 59.0% in fiscal 2002. This increase was primarily due to the addition of noncomparable doctor practices in eight of the Company's markets, which has resulted in increased doctor payroll expenditures. In addition, the Company closed two stores and opened ten new stores during fiscal 2003, which has resulted in increased occupancy expenditures.

     Amortization Expense. Amortization expense decreased to $0.2 million for fiscal 2003 from $1.9 million in fiscal 2002 as the related intangible asset was fully amortized.

     Income Tax Benefit. Income tax benefit increased for fiscal 2003 due to the increase in the related deferred tax asset of $17.6 million. The recognition of the deferred tax asset is the result of the removal of the valuation allowance on deferred tax assets because of the Company's history of taxable income and high probability of future taxable income.

     Net Interest Expense. Net interest expense decreased to $20.2 million for fiscal 2003 from $21.1 million for fiscal 2002. This decrease was primarily due to lower outstanding debt balances during 2003.

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

     Selling General & Administrative Expenses (SG&A). SG&A increased to $212.5 million in fiscal 2002 from $203.2 million in fiscal 2001. SG&A as a percentage of optical sales decreased to 59.0% in fiscal 2002 from 61.1% in fiscal 2001. This percentage decrease was primarily due to increased sales from more effective advertising promotions in fiscal 2002 versus fiscal 2001 with advertising expenditures rising slightly over the two years but declining as a percentage of sales. In addition, while depreciation declined slightly and occupancy expenses rose slightly in fiscal 2002 versus fiscal 2001, they declined as a percentage of sales which was offset by increases in retail and doctor payroll.

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

SOURCES  OF  CAPITAL

     The Company's principal sources of capital are from cash on hand, cash flow from operating activities and funding from its credit facility. Cash flows from operating activities provided net cash for 2003, 2002 and 2001 of $27.4 million, $34.4 million and $27.4 million, respectively. As of December 27, 2003, the Company had $3.8 million of cash available to meet the Company's obligations.

     Payments on debt and issuance of debt have been the Company's principal financing activities. Cash flows used in financing activities for 2003, 2002 and 2001 were $16.1 million, $23.6 million and $17.5 million, respectively.

     Working capital of the Company primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and is a deficit of $19.3 million at December 27, 2003. The level of working capital has remained relatively consistent to the period ended December 2002. The largest working capital usage occurs on May 1 and November 1 of each year when the Company's interest payments under its Notes ranging from $5.0 to $6.0 million are paid.

     Capital expenditures for 2003, 2002 and 2001 were $11.0 million, $10.7 million and $10.5 million, respectively, and are the Company's principal uses of cash for investing activities. The table below sets forth the components of these capital expenditures for 2003, 2002 and 2001.



                                              Fiscal Year Ended
                                           ----------------------
                                           2001     2002     2003
                                          ------  -------  -------
Expenditure Category:
New Stores. . . . . . . . .  $            3,800  $ 2,900  $ 3,700
Information Systems . . . .               1,500    1,800    1,400
Lab Equipment . . . . . . .               1,000    1,400    2,400
Store Maintenance . . . . .               2,900    4,400    3,300
Other . . . . . . . . . . .               1,300      200      200

 Total Capital Expenditures  $           10,500  $10,700  $11,000
                             ==================  =======  =======

     Capital expenditures for 2004 are projected to be approximately $11.0 million.

LONG-TERM  DEBT

     CREDIT FACILITY. On December 23, 2002, the Company entered into a credit agreement with Fleet National Bank, as administrative agent, and Bank of America, N.A., acting as syndication agent, which consists of (i) a $55.0 million term loan facility (the "Term Loan A"); (ii) a $62.0 million term loan facility (the "Term Loan B"); and (iii) a $25.0 million revolving credit facility (the "Revolver" and, together with Term Loan A and Term Loan B, the "New Facilities"). The proceeds of the New Facilities were used to (i) pay long-term debt outstanding under the Company's previous credit facility, (ii) redeem $20.0 million face value of the Notes at a cost of $17.0 million, and
(iii) pay fees and expenses incurred in connection with the New Facilities. The New Facilities are available to finance working capital requirements and general corporate purposes. At December 27, 2003, the Company had approximately $23.0 million available under the Revolver.

     Borrowings made under the New Facilities accrue interest at the Company's option at the Base

Rate or the LIBOR rate, plus the applicable margin. The Base Rate is a floating rate equal to the higher of Fleet Bank's prime rate or the overnight Federal Funds Rate plus 1/2%.


NEW FACILITY     BASE RATE MARGIN      LIBOR MARGIN
------------     -----------------     -------------
Term Loan A                  3.25%             4.25%
------------     -----------------     -------------
Term Loan B                  3.75%             4.75%
------------     -----------------     -------------
Revolver                     3.50%             4.50%
------------     -----------------     -------------

Principal under Term Loan A shall amortize in quarterly payments commencing on March 31, 2003 in annual amounts of $18.8 million and $20.0 million, respectively, for fiscal years 2004 and 2005. Term Loan B has no principal payments until 2006 when quarterly payments will commence in annual amounts of $20.0 million and $42.0 million, respectively, for fiscal years 2006 and 2007.

     In connection with the borrowings made under the New Facilities, the Company incurred approximately $4.8 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Facilities. The unamortized amount of debt issuance costs as of December 27, 2003 related to the New Facilities was $3.5 million.

     At December 27, 2003, the Company had $238.8 million of outstanding debt consisting of $129.8 million of the Notes (as hereinafter defined) outstanding, $43.8 million and $62.0 million in term loans outstanding under the Term Loan A and Term Loan B, respectively, $1.0 million under the Revolver and $2.2 million in capital lease and equipment obligations. The Company anticipates debt payments of approximately $17.2 million during fiscal 2004, reducing the total outstanding debt balance to $221.6 million.

     The New Facilities are collateralized by all tangible and intangible assets, including the stock of the Company's subsidiaries. In addition, the Company must meet certain financial covenants including minimum EBITDA, interest coverage, leverage ratio and capital expenditures. As of December 27, 2003, the Company was in compliance with the financial reporting covenants.

     NOTES. In 1998, the Company issued $100.0 million aggregate principal amount of its 9 1/8% senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50.0 million aggregate principal amount of its Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes the "Notes"). In connection with the New Facilities, the Company redeemed $20.0 million of the Floating Rate Notes on December 23, 2002. Interest on the Notes is payable semiannually on each May 1 and November 1 until maturity. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, equal to LIBOR plus 3.98%. The Notes are not entitled to the benefit of any mandatory sinking fund.

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


YEAR. . . . . . . .     REDEMPTION PRICE
----------------------------------------

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

     CONTRACTUAL OBLIGATIONS. The Company is committed to make cash payments in the future on the following types of agreements:

-     Long-term  debt
-     Operating  leases  for  stores  and  office  facilities

     The following table reflects a summary of its contractual cash obligations as of December 27, 2003:



                                                                            Payments due by period
                                         ----------------------------------------------------------------------------
                                                         Total . Less than 1 yr 1 to 3 yrs 3 to 5 yrs  More than 5 yrs
                                                        ------  --------------- -----------  -----------  ------------
Long-Term Debt. . . . . . . . . . . . .            $     236,538  $    18,750  $    45,000  $        172,788  $     -
Capital Lease Obligations . . . . . . .                    2,287          230          659             1,039      359
Operating Leases. . . . . . . . . . . .                  155,540       30,192       52,028            38,606   34,714
Purchase Obligations. . . . . . . . . .                        -            -            -                 -        -
                                                   --------------  ----------   -----------  ---------------   ------
Total future principal payments on debt            $     394,365  $    49,172  $    97,687  $        212,433  $35,073
                                                    =============  ===========  ===========  ================  =======

     Material Off-Balance Sheet Arrangements. The Company has no material off-balance sheet debt or unrecorded obligations and has not guaranteed the debt of any other party.

     FUTURE CAPITAL RESOURCES. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with borrowings currently available under the Revolver, are adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve months. The ability of the Company to satisfy its financial covenants within its New Facilities, meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company's control. The Company believes that its ability to repay the Notes and amounts outstanding under the New Facilities at maturity will likely require additional financing. The Company cannot provide assurance that additional financing will be available to it. A portion of the Company's debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

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

- Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, OD management fees, credit card companies, merchandise, rent and license fee receivables. The Company's allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to the Company by third party insurance payors. This estimate is based on the historical ratio of collections to billings. The Company's allowance for doubtful accounts was $4.1 million at December 27, 2003.

- Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. The Company's inventory reserves require significant estimation and are based on product with low turnover or deemed by management to be unsaleable. The Company's inventory reserve was $0.6 million at December 27, 2003.

- Intangible assets represent approximately 47% of the Company's assets and consist of the amounts by which the purchase price exceeds the market value of acquired net assets ("goodwill"), management agreements and noncompete agreements. Goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by the Company's management.

- Valuation allowances for deferred tax assets reduce deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable due to taxable losses. Although realization is not assured due to historical taxable income and the probability of future taxable income, Management believes it is more likely than not that all of the deferred tax asset will be realized.

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

RISK  FACTORS

THE COMPANY OFTEN OFFERS INCENTIVES TO CUSTOMERS WHICH LOWER PROFIT MARGINS. At times when the Company's major competitors offer significantly lower prices for their products, the Company is often required to do the same. Certain of its major competitors offer promotional incentives to their customers including free eye exams, "50% Off" on designer frames and "Buy One, Get One Free" eye care promotions. In response to these promotions, the Company has offered the same or similar incentives to its customers. This practice has resulted in lower profit margins and these competitive promotional incentives may further reduce revenues, gross margins and cash flows. Although the Company believes that it provides quality service and products at competitive prices, several of the other large retail optical chains have greater financial resources than the Company. Therefore, the Company may not be able to continue to deliver cost efficient products in the event of aggressive pricing by its competitors, which would reduce profit margins, net income and cash flow.

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

THE COMPANY MAY BE UNABLE TO SERVICE ITS INDEBTEDNESS. The Company is highly leveraged, with indebtedness that is substantial in relation to its shareholders' equity. As of December 27, 2003, the Company's aggregate outstanding indebtedness was approximately $238.8 million and the Company's shareholders' equity was a deficit of $63.6 million. In addition, subject to certain limitations, the New Facilities and the indenture governing the Exchange Notes (the "Indenture") permit the Company to incur or guarantee certain additional indebtedness. See "Consolidated Financial Statements" and
"Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     The Company's high degree of leverage could have important consequences to holders of the Exchange Notes, including, but not limited to, the following: (i) the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired in the future; (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on its indebtedness (including the Exchange Notes), thereby reducing the funds available to the Company for its operations and other purposes including acquisitions and new store openings; (iii) the Company may be substantially more leveraged than certain of its competitors, which may place the

Company at a competitive disadvantage; (iv) the Company may be hindered in its ability to adjust rapidly to changing market conditions; (v) the Company's high degree of leverage could make it more vulnerable in the event of a downturn in general economic conditions or its business or changing market conditions and regulations; and (vi) to the extent that the Company's obligations under the Floating Rate Notes and the New Facilities bear interest at floating rates, an increase in interest rates could adversely affect, among other things, the Company's ability to meet its financing obligations.

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

THE EXCHANGE NOTES ARE SUBORDINATED IN RIGHT OF PAYMENT TO ALL FUTURE AND EXISTING SENIOR INDEBTEDNESS OF THE COMPANY. The Exchange Notes and the Guarantees are subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including indebtedness of the Company under the New Facilities, and to all existing and future Guarantor Senior Indebtedness of the guarantors, including the guarantees of the guarantors under the New
Facilities, respectively, and the Exchange Notes are also effectively subordinated to all secured indebtedness of the Company and the guarantors, respectively, to the extent of the value of the assets securing such indebtedness. The obligations under the New Facilities are guaranteed by the guarantors and are secured by substantially all of the assets of the Company and all direct and indirect subsidiaries of the Company and a pledge of the capital stock of each such subsidiary (but not to exceed 65% of the voting stock of foreign subsidiaries). As of December 27, 2003, the aggregate amount of Senior Indebtedness of the Company was approximately $236.5 million (exclusive of unused commitments under the New Facilities of approximately $23.0 million), $130.0 million of which is guaranteed by the guarantors under the New Facilities.

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

EXPENSES. The Company or its landlord leases a portion of each of the Company's stores or adjacent space to an independent optometrist. The availability of such professional services within or adjacent to the Company's stores is critical to the Company's marketing strategy. The delivery of health care, including the relationships among health care providers such as optometrists and suppliers (e.g., providers of eyewear), is subject to extensive federal and state regulation. The laws of many states prohibit business corporations such as the Company from practicing medicine or exercising control over the medical judgments or decisions of physicians and from engaging in certain financial arrangements, such as splitting fees with physicians. These laws and their interpretations vary from state to state and are enforced by both courts and regulatory authorities, each with broad discretion. The Company has addressed these prohibitions with three distinct operating structures. With respect to 191 of its stores, the Company subleases a portion of the space within or adjacent to its store to an Independent OD. In forty-six of the stores, the Company directly employs the optometrist. In sixty-four of the Company's stores, the Company has structured its business relationships with independent optometrists by subleasing the entire premises to the OD PC and entering into a long-term management agreement to manage the optometrist's entire practice (which includes the optical dispensary as well as the professional eye examination practice). Violations of these laws could result in censure or delicensing of optometrists, civil or criminal penalties, including large civil monetary penalties, or other sanctions. In addition, a determination in any state that the Company is engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any service agreement between the Company and optometrists located in such state unenforceable or subject to modification, which could have a material adverse effect on the Company. The Company believes it is currently in material compliance with each of these laws; however, courts and regulatory authorities will determine that these operating structures comply with applicable laws and regulations. See "Business - Government Regulation."

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

THE COMPANY'S FUTURE SUCCESS WILL DEPEND ON ITS ABILITY TO ENTER INTO MANAGED CARE CONTRACTS. As an increasing percentage of patients enter into health care coverage arrangements with managed care payors, the Company believes that its success will be, in part, dependent upon the Company's ability to negotiate contracts with employer groups and other private third party payors. Many of the existing managed care contracts may be terminated with little or no notice. Currently, the Company participates in a managed care network that it anticipates being removed from in fiscal 2004 representing approximately $4.0 million in annual revenues. There is no certainty that the Company will be able to establish or maintain satisfactory relationships with managed care and other third party payors, many of which already have existing provider structures in place and may not be able or willing to change their provider networks. The inability of the Company to maintain its current relationships or enter into such arrangements in the future could have a material adverse effect on the Company.

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

ANY TERMINATION OF THE COMPANY'S LONG TERM PROFESSIONAL CORPORATION MANAGEMENT AGREEMENTS OR A DISPUTE WITH THE OD PCS WOULD HARM ITS BUSINESS. Sixty-four of the stores are subleased to an OD PC that employs the ODs, and the Company (through its subsidiaries) operates the store through the provision of management services to the OD PC (including management of the professional practice and optical retail business). Each of the OD PCs own between twelve and twenty-four stores. Each of these relationships is material to the Company. In addition, the Company has a right to, and with respect to the Hour Eye's locations the OD PC has the right to cause the Company to, designate another optometrist to purchase the stock or assets of the OD PC at an agreed upon calculation to determine the purchase price. At December 27, 2003, these prices in the aggregate are approximately $10.0 million. While these contracts are long-term commitments, no assurances can be given as to the likelihood of an agreement being terminated by an OD or a dispute arising between the Company and the OD and to the resulting impact on the Company's revenues and cashflows. A finding that the OD PC does not comply with applicable laws, a dispute with an OD PC or the termination of a management relationship could have a material adverse effect on the Company.

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

     In addition, federal law, as well as the laws of certain states, prohibit a physician, including an optometrist or ophthalmologist, who has a financial relationship through an investment interest or compensation arrangement (or whose immediate family member has such a financial relationship) with a provider of designated health services from making referrals to that provider for such services, unless the financial relationship qualifies for an exception under the applicable law. The federal law, as well as the laws of certain states, also prohibits the provider of such services from billing for services provided as the result of a prohibited referral. Under the federal law, designated health services in certain instances include eye glasses and lenses. The federal government has issued proposed regulations which further describe prohibited referrals, the nature of financial relationships and permitted exceptions. The Company believes that it is in material compliance with these regulations as proposed. The federal government has not yet issued final regulations.

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

IF THE COMPANY IS UNABLE TO MAKE A CHANGE OF CONTROL PAYMENT, IT WILL BE IN DEFAULT UNDER THE INDENTURE. Upon the occurrence of a Change of Control, subject to certain conditions, the Company will be required to make an offer to purchase all of the outstanding Exchange Notes at a price equal to 101% of the principal amount thereof at the date of purchase plus accrued and unpaid interest, if any, to the date of purchase. If a Change of Control were to occur, there can be no assurance that the Company would have sufficient funds to pay the repurchase price for all Exchange Notes tendered by the holders thereof; such failure would result in an event of default under the Indenture. The occurrence of a Change of Control would constitute a default under the New Facilities and might constitute a default under the other agreements governing indebtedness that the Company or its subsidiaries may enter into from time to time. In addition, the New Facilities prohibits the purchase of the Notes by the Company in the event of a Change of Control, unless and until such time as the indebtedness under the New Facilities is repaid in full. The Company's failure to purchase the Notes in such instance would result in a default under each of the Indenture and the New Facilities. The inability to repay the indebtedness under the New Facilities, if accelerated, could have a material adverse consequence to the Company and to holders of the Exchange Notes. Future indebtedness of the Company may also contain prohibitions of certain events or transactions that could constitute a Change of Control or require such indebtedness to be repurchased upon a Change of Control. See "Liquidity and Capital Resources."

IF THE COMPANY FAILS TO MAKE TIMELY PAYMENTS ON ANY OF ITS INDEBTEDNESS, AN EVENT OF DEFAULT UNDER THE INDENTURE WOULD BE TRIGGERED. The failure to pay principal at maturity under the terms of any Indebtedness, after giving effect to any applicable grace period or extensions thereof, by the Company, resulting in a default under such Indebtedness, would result in an Event of Default under the Exchange Notes. If such an Event of Default were to occur, there can be no assurance that the Company would have sufficient funds to pay the repurchase price for all Exchange Notes tendered by the holders thereof. Future indebtedness of the Company may also contain prohibitions of certain events or transactions that would constitute a Change of Control or require such indebtedness to be repurchased upon a Change of Control.

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


THL CONTROLS THE COMPANY AND MAY HAVE INTERESTS THAT DIVERGE FROM THOSE OF THE HOLDERS OF THE EXCHANGE NOTES. THL owns approximately 90.1% of the issued and outstanding Common Stock. Accordingly, THL controls the Company and has elected a majority of its directors, appointed new management and approved any action requiring the approval of the holders of Common Stock, including adopting amendments to the Company's charter and approving mergers or sales of substantially all of the Company's assets. The directors elected by THL have the authority to make decisions affecting the capital structure of the Company, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. There can be no assurance that the interests of THL does or will not conflict with the interests of the holders of the Exchange Notes. See "Certain Relationships and Related Transactions."

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

ADVERSE CHANGES IN ECONOMIC CONDITIONS GENERALLY OR IN THE COMPANY'S MARKETS COULD REDUCE DEMAND FOR ITS PRODUCTS AND SERVICES WHICH WOULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS. The optical retail industry is cyclical. Downturns in general economic conditions or uncertainties regarding future economic prospects, which affect consumer disposable income, have historically adversely affected consumer spending habits in the company's principal markets.
Therefore, future economic downturns or uncertainties could have a material adverse effect on the company's business, results of operations and financial condition.

     The optical retail industry is also subject to rapidly changing consumer preferences. While eyewear has achieved widespread acceptance as a fashion accessory, leading to overall growth in the company's sales, there can be no assurance that this growth will continue or that consumer preferences will change in a manner which will adversely affect the Company or the optical retail industry as a whole.

IF THE COMPANY DOES NOT COMPETE SUCCESSFULLY IN THE COMPETITIVE OPTICAL RETAIL INDUSTRY, ITS BUSINESS AND REVENUES MAY BE ADVERSELY AFFECTED. The optical retail market is highly competitive and is continuing to undergo consolidation. The Company competes directly with national, regional and local retailers located in its markets within the U.S. Many potential competitors for the company's products and services have, and some potential competitors are likely to enjoy, substantial competitive advantages, including the following:

-    greater  name  recognition;

-    greater  financial,  technical,  marketing  and  other  resources;

-    more  extensive  knowledge of the optical retail business and industry; and

- well-established relationships with a larger base of current and potential customers and suppliers.

     For example, at times when the Company's major competitors offer significantly lower prices for their products, the Company is often required to do the same. Certain of its major competitors offer promotional incentives to their customers including free eye exams, "50% Off" on designer frames and "Buy One, Get One Free" eye care promotions. In response to these promotions, the Company has offered the same or similar incentives to its customers. This practice has resulted in lower profit margins and these competitive promotional incentives may further reduce revenues, gross margins and cash flows. Although the Company believes that it provides quality service and products at competitive prices, several of the other large retail optical chains have greater financial resources than the Company. Therefore, the Company may not be able to continue to deliver cost efficient products in the event of aggressive pricing by its competitors, which would adversely affect profit margins, net income and cash flow.

     The Company may also encounter increased competition in the future from industry consolidation and from new competitors that enter its market. Increased competition could result in lower sales or downward price pressure on its products and services, which may adversely affect the company's results of operations.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. The Company does not enter into derivative or other financial instruments for trading or speculative purposes.

INTEREST  RATE  RISK

     The Company's primary market risk exposure is interest rate risk, with specific vulnerability to changes in LIBOR. As of December 27, 2003, $136.5 million of the Company's long-term debt bore interest at variable rates. Accordingly, the Company's net income is affected by changes in interest rates. Assuming a two hundred basis point change in the 2003 average interest rate under the $136.5 million in borrowings, the Company's 2003 interest expense would have changed approximately $2.7 million.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

ITEM  9A.  CONTROLS  AND  PROCEDURES

     The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of such evaluation.

     The Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date that the Company completed its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART  III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The table below sets forth the names, ages and positions of the executive officers and directors of the Company.




NAME . . . . . . . . . . . . . . . . . . .  AGE  POSITION
------                                      ---  --------

David E. McComas . . . . . . . . . . . . .   61  President, Chief Executive Officer and Chairman
George E. Gebhardt . . . . . . . . . . . .   53  Executive Vice President of Merchandising, Marketing and
                                                 Real Estate/Construction
Alan E. Wiley. . . . . . . . . . . . . . .   56  Executive Vice President, Chief Financial Officer, President of Managed
                                                 Vision Care, Secretary and Treasurer
Diana Beaufils . . . . . . . . . . . . . .   50  Senior Vice President of Store Operations
Raymond D. Carrig, Jr. . . . . . . . . . .   50  Senior Vice President of Store Operations
James J. Denny . . . . . . . . . . . . . .   59  Senior Vice President of Store Operations
Daniel C. Walker, III. . . . . . . . . . .   46  Senior Vice President of Store Operations
Robert T. Cox. . . . . . . . . . . . . . .   38  Vice President of Human Resources
Bernard W. Andrews . . . . . . . . . . . .   62  Director
Charles A. Brizius . . . . . . . . . . . .   35  Director
Anthony J. DiNovi. . . . . . . . . . . . .   41  Director
Norman S. Matthews . . . . . . . . . . . .   70  Director
Warren C. Smith, Jr. . . . . . . . . . . .   47  Director
Antoine G. Treuille. . . . . . . . . . . .   54  Director



     Directors of the Company are elected at the annual shareholders' meeting and hold office until their successors have been elected and qualified. The officers of the Company are chosen by the Board of Directors and hold office until they resign or are removed by the Board of Directors.

     David E. McComas has served as the President and Chief Executive Officer of the Company since July 2001 and as Chairman since January 2004. From July 1998 to July 2001, Mr. McComas served as the President and Chief Operating Officer of the Company. Prior to joining the Company in July 1998, Mr. McComas was Western
Region President and Corporate Vice President, Circuit City Stores, Inc., and was responsible for ten Western States and Hawaii since 1994. Prior to 1994, Mr.
McComas was General Manager of Circuit City Stores, Inc. Mr. McComas has over thirty years of store management experience including positions with Montgomery
Ward Holding Corporation and Sears, Roebuck & Co. Since 1996, Mr. McComas has served as a Director of West Marine, Inc.

     George  E. Gebhardt has served as the Company's Executive Vice President of
Merchandising, since September 1996 when the Company acquired his former employer, Visionworks, Inc. He assumed the responsibilities of the Company's
Marketing in June 1998 and Real Estate/Construction in April 2002. Mr. Gebhardt was with Visionworks from February 1994 to September 1996 serving in various positions, most recently Senior Vice


President of Merchandising and Marketing. Prior to that, Mr. Gebhardt spent over thirteen years with Eckerd Corporation in various operational positions including Senior Vice President, General Manager of Eckerd Vision Group. Mr.
Gebhardt also spent seven years working for Procter & Gamble serving in various positions including Unit Sales Manager of Procter & Gamble's Health and Beauty
Care  Division.

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

     Diana Beaufils has served as a Senior Vice President of Store Operations since September 1998, overseeing the management of approximately one-quarter of the Company's stores. From October 1993 to September 1998, Ms. Beaufils held various progressive operations positions culminating in Assistant Vice President with Circuit City Stores, Inc. Prior to October 1993, Ms. Beaufils held several operations positions with Montgomery Ward Holding Corporation.

     Raymond  D.  Carrig,  Jr.  has  served  as a Senior Vice President of Store
Operations since October 1998 when the Company acquired the assets of his former employer, Dr. Bizer's VisionWorld, PLLC ("VisionWorld"). He oversees the management of approximately one-quarter of the Company's stores. From January
1985 to the Company's acquisition of VisionWorld in October 1998, Mr. Carrig held various progressive operations positions and obtained his Master Optician certification.

     James J. Denny has served as a Senior Vice President of Store Operations since August 2003 overseeing the management of approximately one-quarter of the Company's stores. From June 1967 to March 1992 and again from January 1994 to
December 2002, Mr. Denny held various progressive operations positions culminating in President of Sears Puerto Rico with Sears Roebuck & Co. From
March  1993 to January 1994 Mr. Denny served as Region Manager with Circuit City
Stores,  Inc.

     Daniel  C.  Walker,  III  has  served  as  a Senior Vice President of Store
Operations since June 2000, overseeing the management of approximately one-quarter of the Company's stores. From July 1998 to June 2000, he served as Vice President of Store Operations, overseeing the corporate office management of field operations. From 1992 to June 2000, Mr. Walker served in progressive operations positions culminating in Division General Operations Manager with Circuit City Stores, Inc.

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

     Bernard W. Andrews retired as Chief Executive Officer in July 2001, served as the Company's Chairman of the Board until January 2004, a position he had held since the consummation of the Recapitalization, and now serves as a Director of the Company. Mr. Andrews joined the Company as Director and Chief
Executive Officer in March 1996. From January 1994 to April 1995, Mr. Andrews was President and Chief Operating Officer as well as a Director of Montgomery
Ward-Retail.  He  was an Executive Vice President and a Director of Circuit City
Stores,  Inc.,  from  October  1990  to  January  1994.  Mr.  Andrews  was  with
Montgomery  Ward-Retail  from  October  1983  to  May  1990,  serving  as
President-Hardlines,  Executive Vice President-Marketing and Vice President-Home
Fashions.  Prior  to  1983, Mr. Andrews spent twenty years with Sears, Roebuck &
Co.  in  a  number  of  merchandising,  marketing  and  operating  positions.

     Charles A. Brizius has served as a Director of the Company since the consummation of the Recapitalization. Mr. Brizius worked at Thomas H. Lee
Company  from  1993 to 1995, rejoined in 1997 and currently serves as a Managing
Director. Mr. Brizius is a Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP. From 1991 to 1993, Mr. Brizius worked at Morgan Stanley & Co. Incorporated in the Corporate Finance Department.
Mr. Brizius is a member of the Board of Directors of TransWestern Publishing, L.P., United Industries Corporation and Big V Supermarkets, Inc.

     Anthony J. DiNovi has served as a Director of the Company since the consummation of the Recapitalization. Mr. DiNovi has been employed by Thomas H.
Lee Company since 1988 and currently serves as a Managing Director. Mr. DiNovi is a Managing Director and Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP. Mr. DiNovi is a member of the Board of Directors of Fisher Scientific International, Inc., Fair Point
Communications, Inc., US LEC Corporation, Vertis, Inc. and various private companies.

     Norman  S.  Matthews  has served as a Director of the Company since October
1993  and  served  as Chairman from December 1996 to April 1998. Mr. Matthews is
Chairman  of  the  Executive Committee of the Company's Board of Directors. From
1988 to the present, Mr. Matthews has been an independent retail consultant and venture capitalist. Mr. Matthews was President of Federated Department Stores from 1987 to 1988, and served as Vice Chairman from 1983 to 1987. He is the Chairman of Galyan's Trading Company and a member of the Board of Directors of Finlay Enterprises, Inc., Toys "R" Us, Inc., Henry Schein, Inc, The Progressive
Corporation  and  Sunoco,  Inc.

     Warren C. Smith, Jr., has served as a Director of the Company since the consummation of the Recapitalization. Mr. Smith has been employed by Thomas H.
Lee Company since 1990 and currently serves as a Managing Director. Mr. Smith is a Managing Director and Member of THL Equity Advisors IV, LLC, the general partner of Thomas H. Lee Equity Fund IV, LP. Mr. Smith is also a member of the
Board  of  Directors  of  Rayovac  Corporation  and  Finlay  Enterprises,  Inc.


     Antoine  G.  Treuille has served as a Director of the Company since October
1993.  In  1999,  Mr.  Treuille  became  Managing Director of Mercantile Capital
Partners, a private equity investment fund. Mr. Treuille has served as President of Charter Pacific Corp. since May 1996. He was previously Managing
Director  of  Financo,  Inc.,  an  investment  bank, from March 1998 until 1999.
Prior to his current position, Mr. Treuille served as Senior Vice President of Desai Capital Management Inc. From September 1985 to April 1992, he served as
Executive  Vice  President  with  the  investment firm of Entrecanales, Inc. Mr.
Treuille  is  also  a  member  of  the  Board  of Directors of ERAMET and Harris
Interactive.

CODE  OF  ETHICS

     The Company has adopted a Business Conduct and Ethics Policy which covers its directors, officers (including its principal executive officer, principal financial officer and principal accounting officer) and employees.

     Security holders may request a free copy of the Business Conduct and Ethics
Policy  from:

                    Eye  Care  Centers  of  America,  Inc.
                    11103  West  Avenue
                    San  Antonio,  TX  78213


ITEM  11.  EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning the compensation paid during the last three years to the Company's Chief Executive
Officer and the four other most highly compensated executive officers serving as executive officers at the end of fiscal 2003 (the "Named Executive Officers").


                                        SUMMARY COMPENSATION TABLE


                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                   ANNUAL                              -------------
                                                COMPENSATION                               AWARDS
                                      -------------------------------------------------------------
                                                                          OTHER ANNUAL  SECURITIES   ALL OTHER
                                                                          COMPENSATION  UNDERLYING  COMPENSATION
NAME AND PRINCIPAL POSITION. . . . .      YEAR     SALARY($)(A)  BONUS($)(B)   ($)(C)   OPTIONS(#)     ($)
------------------------------------  ---------  -------------  -------------  ------  ----------      ---

David E. McComas . . . . . . . . . .       2003        549,039        144,000       -           -        -
   President and Chief . . . . . . .       2002        474,038        650,000       -     233,000        -
   Executive Officer . . . . . . . .       2001        399,109        112,500       -           -        -

Alan E. Wiley. . . . . . . . . . . .       2003        297,362         50,000       -           -        -
   Executive Vice President, . . . .       2002        287,692        319,000       -      71,500        -
   Chief Financial Officer,. . . . .       2001        258,038         68,750       -           -        -
   President of Managed Vision Care,
   Secretary and Treasurer

George E. Gebhardt . . . . . . . . .       2003        280,615         60,000       -           -        -
   Executive Vice President of . . .       2002        237,692        264,000       -      56,500        -
   Merchandising, Marketing and. . .       2001        223,692         25,000       -           -        -
   Construction/Real Estate

Diana Beaufils . . . . . . . . . . .       2003        210,204              -       -           -        -
   Senior Vice President of. . . . .       2002        203,769        118,900       -      28,000        -
   Store Operations. . . . . . . . .       2001        195,923         25,000       -           -        -

Daniel C. Walker, III. . . . . . . .       2003        206,346         50,000       -           -        -
   Senior Vice President of. . . . .       2002        199,539        260,000       -      29,000        -
   Store Operations. . . . . . . . .       2001        170,923         25,000       -           -        -


(a)  Represents  annual salary, including any compensation deferred by the Named
     Executive Officer pursuant to the Company's 401(k) defined contribution plan.
(b) Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year.
(c) The dollar value of the perquisites and other personal benefits, securities or property paid to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of reported annual salary and bonus received by the Named
     Executive  Officer.


     STOCK OPTION GRANTS. The Named Executive Officers have not been granted any options or SARs in fiscal 2003.

     STOCK OPTION EXERCISES AND HOLDINGS TABLE. The following table sets forth information with respect to the Named Executive Officers concerning unexercised options held as of December 27, 2003. The Named Executive Officers have not been granted any SARs.



        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


... . . . . . . . . .             .          .  NUMBER OF
... . . . . . . . . .             .          .  SECURITIES            VALUE OF
... . . . . . . . . .             .          .  UNDERLYING            UNEXERCISED
... . . . . . . . . .             .          .  UNEXERCISED           IN-THE-MONEY
... . . . . . . . . .             .          .  OPTIONS AT            OPTIONS AT
... . . . . . . . . .                           FY-END (#)            FY-END ($)
                      SHARES         VALUE     -----------------  ---------------------
... . . . . . . . . .  ACQUIRED ON   REALIZED   EXERCISABLE/          EXERCISABLE/
NAME . . . . . . . .  EXERCISE (#)    ($)      UNEXERCISABLE         UNEXERCISABLE
--------------------  ------------  ---------  -----------------  ---------------------

David E. McComas . .             .          .   133,300 / 99,700  $ 1,349,157/ $900,413

Alan E. Wiley. . . .             .          .    39,650 / 31,850  $  398,639 / $266,247

George E. Gebhardt .             .          .    23,150 / 33,350  $  230,009 / $281,577

Diana Beaufils . . .             .          .    15,300 / 12,700  $  153,327 / $102,443

Daniel C. Walker III             .          .    15,400 / 13,600  $  153,336 / $102,524


There is currently no market for the Company's Common Stock. A value of $15.13 per share was determined by the Board of Directors.

COMMITTEES  OF  THE  BOARD  OF  DIRECTORS

     The Board of Directors has an Executive Committee of which Norman S. Matthews is chairman and Anthony DiNovi and Warren Smith are members.

     The Board of Directors has a Compensation Committee currently consisting of Messrs. Matthews, DiNovi and Smith. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of employees and consultants to the Company.

     The Board of Directors has an Audit Committee currently consisting of Messrs. DiNovi, Smith, Treuille and Brizius. The Audit Committee is responsible for reviewing the results and scope of audits and other services provided by the Company's independent auditors. The Company's Audit Committee does not have an audit committee financial expert, however the Company feels the committee members' combined financial and retail industry knowledge is adequate. See "Item 14. Principal Accounting Fees and Services" for discussion of audit committee oversight of independent auditors.

DIRECTOR  COMPENSATION

     In connection with the Recapitalization, the Company and THL Co. entered into a management agreement as of the closing date of the Recapitalization pursuant to which THL Co. receives, among other things, $500,000 per year, plus expenses for management and other consulting services provided to the Company. The management agreement has been amended to reduce the fee to $250,000, subject to certain increases depending upon the Company achieving certain leverage ratios. See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

     The Company has entered into a consulting agreement with Norman S. Matthews, which provides for the payment of an annual consulting fee of $50,000. Concurrently with the closing of the Recapitalization, Mr. Matthews was also granted an option to purchase 110,000 shares of the Company's Common Stock, subject to a vesting schedule which will be one-half time based and one-half performance based, at an exercise price equal to approximately $10.41 per share, the same price paid by THL in connection with the Recapitalization. These options were cancelled in connection with the Cancellation Agreements in 2001 and 111,412 replacement options were issued on January 8, 2002. The replacement options are at an exercise price of $5.00 per share and vest 50% on the date of grant, and an additional 25% will vest on each of the first and second anniversary of the date of grant.

     Antoine Treuille receives $10,000 per year for his services. Mr. Treuille received 5,000 options in 1998, 1999 and 2000, respectively, at an exercise price of $10.41, $10.41 and $12.85 per share, respectively, subject to a vesting schedule of equal amounts over four years. These options were cancelled in connection with the Cancellation Agreements in 2001 and 15,000 replacement options were issued in January 2002. The replacement options are at an exercise price of $5.00 per share and vest 50% on the date of grant, and an additional 25% will vest on each of the first and second anniversary of the date of grant. Subsequent to the January 8, 2002 reissuance, Mr. Treuille received two additional grants of 5,000 options that are subject to a four year vesting schedule and are at an exercise price of $15.13 per share.

     As of the closing of the Recapitalization, Bernard Andrews purchased $1.0 million of Common Stock at the same price that THL paid in connection with the Recapitalization. Mr. Andrews paid for these shares by delivering a promissory note with an original purchase amount of $1.0 million, which shall accrue interest at a fixed rate equal to the Company's initial borrowing rate. The repayment of such note is secured by Mr. Andrews' shares of Common Stock. Mr. Andrews received 281,275 options with the January 8, 2002 option reissuance. The options are subject to a three year vesting schedule and are at an exercise price of $5.00 per share. Mr. Andrews' employment contract was terminated in July 2002 and under the termination contract he continues to receive annual employment compensation of $100,000.

     Except with respect to the consulting fee paid to Mr. Matthews, the annual payments paid to Mr. Treuille and Mr. Andrews, and the management fee paid to THL Co., during fiscal 2003 none of the directors of the Company received any compensation for their services as directors of the Company.

EMPLOYMENT  AGREEMENTS

     Mr. McComas entered into an employment agreement with the Company, effective July 2, 2001, which provides for his employment with the Company for an initial term of two years and thereafter renewing for consecutive one year terms unless terminated by either party. Mr. McComas is entitled to a base salary of $550,000 during fiscal 2003 and $600,000 in fiscal 2004. Mr. McComas will be eligible to receive an annual performance bonus upon the achievement by the Company of certain EBITDA targets as determined from year to year by the Board of Directors.

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

     Mr. McComas received non-qualified options to purchase 220,000 shares of Common Stock at an exercise price of $5.00 per share on January 8, 2002. These options vest over a three year period. Subsequent to the January 8, 2002 reissuance, Mr. McComas received additional options to purchase 43,000 shares that are subject to a four year vesting schedule and are at an exercise price of $15.13 per share.

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

     Upon termination by the Company without cause, as defined in the employment agreement, the executive officers are eligible for a range of nine to twelve months of severance. The employment agreements also contain standard restrictive covenants such as non-competition, non-solicitation and non-disclosure during the term of employment and for a period of two years following termination for any reason.

STOCK  OPTION  PLAN

     The Company has granted stock options to certain officers under the Company's 1998 stock option plan. On June 15, 2001, the Company entered into Option Cancellation Agreements (the "Cancellation Agreements") with certain employees and directors (the "Optionees") to cancel all outstanding options which were granted under the Company's 1998 Stock Option Plan (the "Plan") due to changes in the fair market value of the Company's common stock. The Cancellation Agreements provided that a new grant would be made no earlier than six months and a day after the cancellation of the options and such grant was made on January 8, 2002. As of March 15, 2004, options to purchase 1,025,775 shares of Common Stock were outstanding. Of the outstanding options, 775,775 were options issued in relation to the Cancellation Agreements.

Subject to acceleration under certain circumstances, these options vest over a three-year period with 40% vesting on the date of grant and an additional 20% vesting on each of the first, second and third anniversaries of the date of grant. The remaining 250,000 outstanding options were granted in the normal course of business under the Company's 1998 stock option plan. Subject to acceleration under certain circumstances, these options vest over a four-year period with 10%, 15%, 25% and 50% vesting on each of the anniversaries of the date of grant. The per option exercise price ranges from $5.00 to $15.13.
Generally, all unvested options will be forfeited upon termination of employment.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During 2003, the Compensation Committee consisted of Messrs. Matthews, DiNovi and Smith, none of whom were an officer or employee of the Company. See discussion under "ITEM
13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS."


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the anticipated beneficial ownership of shares of the Common Stock as of March 15, 2004 by persons who are beneficial owners of more than 5% of the Common Stock, by each director, by each executive officer of the Company and by all directors and executive officers as a group, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All shares of the Common Stock are voting stock.



                                                                           SHARES OF      PERCENTAGE
NAME OF BENEFICIAL OWNER(A) . . . . . . . . . . . . . . . . . . . .  . .  COMMON STOCK     OF CLASS
-------------------------------------------------------------------------  ------------  -----------
Affiliates of THL Co.(b). . . . . . . . . . . . . . . . . . . . . . . . .     6,664,800        90.1%
Equity-Linked Investors-II (c). . . . . . . . . . . . . . . . . . . . . .       383,616         5.2
David E. McComas (f). . . . . . . . . . . . . . . . . . . . . . . . . . .       201,315           *
George E. Gebhardt (i). . . . . . . . . . . . . . . . . . . . . . . . . .        67,399           *
Alan E. Wiley (j) . . . . . . . . . . . . . . . . . . . . . . . . . . . .        62,256           *
Diana Beaufils (k). . . . . . . . . . . . . . . . . . . . . . . . . . . .        20,300           *
Raymond D. Carrig, Jr. (l). . . . . . . . . . . . . . . . . . . . . . . .        20,300           *
James J. Denny (m). . . . . . . . . . . . . . . . . . . . . . . . . . . .             -           *
Daniel C. Walker, III (n) . . . . . . . . . . . . . . . . . . . . . . . .        20,400           *
Robert T. Cox (o) . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,700           *
Bernard W. Andrews (e). . . . . . . . . . . . . . . . . . . . . . . . . .       417,140         5.5
Charles A. Brizius (b). . . . . . . . . . . . . . . . . . . . . . . . . .     6,664,800        90.1
Anthony J. DiNovi (b) . . . . . . . . . . . . . . . . . . . . . . . . . .     6,664,800        90.1
Norman S. Matthews (g). . . . . . . . . . . . . . . . . . . . . . . . . .       131,104           *
Warren C. Smith (b) . . . . . . . . . . . . . . . . . . . . . . . . . . .     6,664,800        90.1
Antoine G. Treuille (h) . . . . . . . . . . . . . . . . . . . . . . . . .        22,778           *
All directors and executive officers of the Company as a group (11)(b)(d)     7,566,792        94.4

*   Less  than  1%.
(a) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and reflects general voting power and/or investment power with respect to securities.
(b) The business address for such person(s) is c/o Thomas H. Lee Company, 75 State Street, Suite 2600, Boston, Massachusetts 02109. Of the securities held by affiliates of Thomas H. Lee Company, 5,664,330 are held by the Thomas H. Lee Equity Fund IV, L.P., 195,133 are held by the Thomas H. Lee Foreign Fund IV, L.P., 551,323 are held by Thomas H. Lee Foreign Fund IV-B, L.P. and 254,014 are held by others. All such voting securities may be deemed to be beneficially owned by THL Equity Advisors IV, LLC ("Advisors") the general partner of THL Fund IV, Thomas H. Lee, Messrs. DiNovi, Smith and the other managing directors and by Mr. Brizius and the other officers of THL Co., in each case pursuant to the definition of beneficial ownership provided in footnote (a). Each of such persons disclaims beneficial ownership of such shares.
(c) Equity-Linked Investors-II is an investment partnership managed by Desai Capital Management Incorporated. The business address for such person is c/o Desai Capital Management, Incorporated, 540 Madison Avenue, New York, New York 10022.
(d) Includes 615,032 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2004).
(e) Includes 225,020 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2004). Excludes 56,255 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2004).
(f) Includes 177,300 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2004). Excludes 85,700 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2004).
(g) Includes 111,412 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2004).
(h) Includes 16,250 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2004). Excludes 8,750 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2004).
(i) Includes 32,400 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2004). Excludes 40,100 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2004).
(j) Includes 52,650 shares issuable pursuant to presently exercisable options or those exercisable prior to May 1, 2004). Excludes 28,850 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2004).
(k) Includes 20,300 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2004). Excludes 12,700 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2004).
(l) Includes 20,300 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2004). Excludes 12,700 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2004).
(m) Excludes 30,000 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2004).
(n) Includes 20,400 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2004). Excludes 13,600 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2004).
(o) Includes 1,700 shares issuable pursuant to presently exercisable options (or those exercisable prior to May 1, 2004). Excludes 19,300 shares issuable pursuant to options which are not currently exercisable (or exercisable prior to May 1, 2004).

     The following table summarizes information, as of December 27, 2003, relating to the Company's equity compensation plan pursuant to which grants of options, restricted stock, or other rights to acquire shares may be granted from time to time.




                                         (a)                  (b)                   (c)
... . . . . . . . . . . . . . . .                   .                       .  Number of
... . . . . . . . . . . . . . . .                   .                    .  securities remaining
... . . . . . . . . . . . . . . .    Number of                           .     available for
... . . . . . . . . . . . . . . .  securities to be      Weighted-            future issuance
... . . . . . . . . . . . . . . .    issued upon       average exercise        under equity
... . . . . . . . . . . . . . . .    exercise of          price of             compensation
... . . . . . . . . . . . . . .   .  outstanding        outstanding           plans (excluding
... . . . . . . . . . . . . . . .  options, warrants   options, warrants     securities reflected
... . . . . . . . . . . . . . .    .  and rights          and rights            in column (a))
                                  ------------------  -------------------  ---------------------
PLAN CATEGORY

Equity compensation plans
approved by security holders . .             925,775  $              6.19                 87,065

Equity compensation plans
not approved by security holders                   -  $                 -                      -
                                  ------------------  -------------------  ---------------------

Total. . . . . . . . . . . . . .             925,775  $              6.19                 87,065


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

STOCKHOLDERS'  AGREEMENT

     The Company entered into a Stockholders' Agreement (the "Stockholders' Agreement") among THL Co. and the other shareholders of the Company upon the consummation of the Recapitalization. Pursuant to the Stockholders' Agreement, the shareholders are required to vote their shares of capital stock of the Company to elect a Board of Directors of the Company consisting of directors designated by THL Co. The Stockholders' Agreement also grants THL Co. the right to require the Company to effect the registration of shares of Common Stock it (or its affiliates) holds for sale to the public, subject to certain conditions and limitations. If the Company proposes to register any of its securities under the Securities Act of 1933, as amended, whether for its own account or otherwise, the shareholders are entitled to notice of such registration and are entitled to include their shares in such registration, subject to certain conditions and limitations. All fees, costs and expenses of any registration effected on behalf of such shareholders under the Stockholders' Agreement (other than underwriting discounts and commissions) will be paid by the Company.

ITEM  14.  PRINCIPAL  ACCOUNTING  FEES  AND  SERVICES

     Ernst & Young LLP acts as the principal auditor for the Company and also provides certain audit-related, tax and other services. Before Ernst & Young and all other outside accounting firms are engaged to render audit or non-audit services to the Company, the engagement is approved by the Audit Committee. The fees for the services provided by Ernst & Young to the Company in 2003 and 2002 were as follows:

- Audit Fees were $203,250 and $191,350 for 2003 and 2002, respectively. Included in this category are fees for the annual financial statement audit and quarterly financial statement reviews.
- Audit-Related Fees were $16,200 and $16,100 for 2003 and 2002, respectively. The fees, which are for assurance and related services other than those included in Audit Fees, include charges for audits of employee benefit plans and due diligence.
- Tax Fees were $3,000 and $11,688 for 2003 and 2002, respectively. These fees include charges for tax return preparation and various federal and state tax research projects.
-    There  were  no  other  fees  paid  during  either  2003  or  2002.

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





                                                                                              Page
                                                                                            of 10-K
                                                                                            -------
 1.    FINANCIAL STATEMENTS

     Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2

     Consolidated Balance Sheets at December 28, 2002 and December 27, 2003 . . . . . . . . .  F-3

     Consolidated Statements of Operations for the Years Ended December 29, 2001,
     December 28, 2002 and December 27, 2003. . . . . . . . . . . . . . . . . . . . . . . . .  F-4

     Consolidated Statements of Shareholders' Deficit as of December 29, 2001,
     December 28, 2002 and December 27, 2003. . . . . . . . . . . . . . . . . . . . . . . . .  F-5

     Consolidated Statements of Cash Flows for the Years ended December 29, 2001,
     December 28, 2002 and December 27, 2003. . . . . . . . . . . . . . . . . . . . . . . . .  F-6

     Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . .  F-7

 2.    FINANCIAL STATEMENT SCHEDULES

     Schedule II Consolidated Valuation and Qualifying Accounts For the Years Ended
     December 29, 2001, December 28, 2002 and December 27, 2003 . . . . . . . . . . . . . . .  F-34

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

2.9 Asset Purchase Agreement, dated July 7, 1999, by and among Eye Care Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical
     Laboratory,  Ltd.,  Corp.  !  (c)

2.10 Letter Agreement, dated August 31, 1999, amending and modifying that certain Asset Purchase Agreement, dated July 7, 1999 by and among Eye Care
     Centers of America, Inc., Vision Twenty-One, Inc., and The Complete Optical
     Laboratory,  Inc.,  Corp.  (d)

2.11 Agreement  Regarding  Strategic  Alliance.  (d)

2.12 Fiscal  2002  Incentive  Plan  for  Key  Management.  (n)  *

2.13 Fiscal  2003  Incentive  Plan  for  Key  Management.  (p)  *

2.14 Fiscal  2004  Incentive  Plan  for  Key  Management.  (t)  *

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

10.1 Form of Stockholders's Agreement dated as of April 24, 1998 by and among Eye Care Center's of America, Inc. and the shareholders listed therein. (a)

10.2 1998  Stock  Option  Plan.  (a)  *




10.3 Employment  Agreement dated July 2, 2001 by and between Eye Care Centers of
     America,  Inc.  and  David  E.  McComas.  (k)  *

10.4 Stock Option Agreement dated July 2, 2001 by and between Eye Care Centers of America, Inc. and Alan E. Wiley. (k) *

10.5 Employment  Agreement  dated  January  1,  2003 between Eye Care Centers of
     America,  Inc.  and  George  Gebhardt.  (p)  *

10.6 Management  Agreement, dated as of April 24, 1998, by and between Thomas H.
     Lee  Company  and  Eye  Care  Centers  of  America,  Inc.  (a)

10.7 Retail Business Management Agreement, dated September 30, 1997, by and between Dr. Samit's Hour Eyes Optometrist, P.C., a Virginia professional corporation, and Visionary Retail Management, Inc., a Delaware corporation.
     !  (a)  Amendment  No. 1 to the Retail Business Management Agreement, dated
     June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit's Hour Eyes Optometrist, P.C., and Visionary Retail
     Management,  Inc.  (j)

10.8 Professional Business Management Agreement dated September 30, 1997, by and between Dr. Samit's Hour Eyes Optometrists, P.C., a Virginia professional corporation, and Visionary MSO, Inc., a Delaware corporation. ! (a)
     Amendment  No.  1  to the Professional Business Management Agreement, dated
     June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit's Hour Eyes Optometrist, P.C., and Visionary MSO, Inc.
     (j)

10.9 Contract  for  Purchase and Sale dated May 29, 1997 by and between Eye Care
     Centers  of  America,  Inc.  and  JDB  Real  Properties,  Inc.  (a)

10.10  Contract for Purchase and Sale dated May 29, 1997 by and between Eye Care
      Centers  of  America,  Inc.  and  JDB  Real  Properties,  Inc.  (a)

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




10.15  Master  Lease  Agreement,  dated  August 12, 1997, by and between Pacific
     Financial Company and Eye Care Centers of America, Inc., together with all amendments, riders and schedules thereto. (a)

10.16  Credit  Agreement,  dated as of April 23, 1998, among Eye Care Centers of
     America,  Inc.,  Various  Lenders, Bankers Trust Company, as Administrative
     Agent,  and  Merrill  Lynch  Capital Corporation, as Syndication Agent. (a)

10.17  First Amendment to Credit Agreement, dated as of December 27, 2000, among
     Eye Care Centers of America, Inc., Various Lenders, Bankers Trust Company, as Administrative Agent, and Merrill Lynch Capital Corporation, as
     Syndication  Agent.  (i)

10.18  Purchase  Agreement,  dated  as  of April 24, 1998, by and among Eye Care
     Centers  of America, Inc., the subsidiaries of Eye Care Centers of America,
     Inc.  named therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce,
     Fenner  &  Smith  Incorporated.  (a)

10.19  Secured  Promissory  Note,  dated  April  24,  1998, issued by Bernard W.
     Andrews  in  favor  of  Eye  Care  Centers  of  America,  Inc.  (a)

10.20 Form of Stock Option Cancellation Agreement dated June 15, 2001 by and between Eye Care Centers of America, Inc., and the employees granted options under the Company's 1998 Stock Option Plan. (k)

10.21 Form of Stock Option Cancellation Agreement dated June 15, 2001 by and between Eye Care Centers of America, Inc., and the board of directors granted options under the Company's 1998 Stock Option Plan. (k)

10.22 Retail Business Management Agreement, dated October 1, 1998 by and between
     Visionary  Retail  Management,  Inc.,  a Delaware corporation, and Dr. Mark
     Lynn & Associates, PLLC, a Kentucky professional limited liability company.
     !  (b)  Amendment  to  Retail  Business Management Agreement by and between
     Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (j) Amendment to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn &
     Associates,  PLLC  dated  August  31,  2000.  (j)

10.23 Professional Business Management Agreement, dated October 1, 1998, by and between Visionary MSO, Inc., a Delaware Corporation, and Dr. Mark Lynn &
     Associates,  PLLC, a Kentucky professional limited liability company. ! (b)
     Amendment  to  Professional  Business  Management  Agreement by and between
     Visionary  MSO,  Inc.  and  Dr.  Mark Lynn & Associates, PLLC dated June 1,
     1999. (j) Amendment Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated
     August  1,  2000.  (j)




10.24  Form  of  Stock  Option  Agreement.  (l)
10.25 Professional Business Management Agreement dated February 27, 2000, by and between Eye Care Centers of America, Inc., a Texas corporation and S.L.
     Christensen, O.D. and Associates, P.C., an Arizona professional corporation. (f)

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

10.31  Stock  Option  Agreement  dated  October 31, 2002 by and between Eye Care
     Centers  of  America,  Inc  and  Antoine  Treuille.  (p)

10.32 Termination Agreement, dated as of July 1, 2002 between Eye Care Centers of America, Inc. and Bernard W. Andrews. (m)

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




10.34  Employment  Agreement  dated  April  15, 2002 between Eye Care Centers of
     America,  Inc.  and  Robert  Cox.  (p)  *

10.35  Promissory  note  dated  as  of  April 24, 2003 among Eye Care Centers of
     America,  Inc.  and  Daniel  Poth,  O.D.  (q)

10.36 Professional Business Management Agreement dated May 25, 2003, by and between EyeMasters, Inc., a Delaware corporation, and S.L. Christensen,
     O.D.  and  Associates,  P.C.,  an  Arizona  professional  corporation.  (r)

10.37 Professional Business Management Agreement dated May 12, 2003, by and between EyeMasters, Inc., a Delaware corporation, and Michael J. Martin,
     O.D.  and  Associates,  P.C., P.C., a Georgia professional corporation. (r)

10.38 Professional Business Management Agreement dated August 3, 2003, by and between EyeMasters, Inc., a Delaware corporation, and Jason Wonch, O.D. and
     Associates,  P.C.,  a  Louisiana professional optometry corporation. (s)

10.39  Employment  Agreement dated September 7, 1998 between Eye Care Centers of
     America,  Inc.  and  Diana  Beaufils.  (t)  *

10.40  Employment  Agreement  dated  July  29,  1998 between Eye Care Centers of
     America,  Inc.  and  Dan  Walker.  (t)  *

10.41  Employment  Agreement  dated  October 1, 1998 between Eye Care Centers of
     America,  Inc.  and  David  Carrig.  (t)  *

10.42  Employment  Agreement  dated  August 11, 2003 between Eye Care Centers of
     America,  Inc.  and  James  J.  Denny.  (t)  *

12.1 Statement  re  Computation  of  Ratios  (t)

21.1 List  of  subsidiaries  of  Eye  Care  Centers  of  America,  Inc.  (t)

14.1 Business  Conduct  and  Ethics  Policy.  (p)

14.2 Ethics  for  Financial  Management.  (p)

24.1 Powers  of  Attorney (contained on the signature pages of this report). (t)

31.1 Certification  of  Chief  Executive  Officer  (t)

31.2 Certification  of  Chief  Financial  Officer  (t)


! Portions of this Exhibit have been omitted pursuant to an application for an order declaring confidential treatment filed with the Securities and Exchange Commission.
*    Represents  a  management  contract  or  compensatory  plan.

(a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).
(b) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended January 2, 1999.
(c) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended July 3, 1999.
(d) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended October 2, 1999.
(e) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended January 1, 2000.

(f) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended April 1, 2000.
(g) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended July 1, 2000.
(h) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(i) Previously provided with, and incorporated by reference from, the Company's Report on Form 8-K as of December 27, 2000.
(j) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10- K for the year ended December 30, 2000.
(k) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(l) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended December 29, 2001.
(m) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
(n) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended September 28, 2002.
(o) Previously provided with, and incorporated by reference from, the Company's Report on Form 8-K as of December 31, 2002.
(p) Previously provided with, and incorporated by reference from, the Company's annual Report on Form 10-K for the year ended December 28, 2002.
(q) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended March 29, 2003.
(r) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended June 28, 2003.
(s) Previously provided with, and incorporated by reference from, the Company's quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
(t)  Filed  herewith.

The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended December 27, 2003.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to security holders of the Company.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF SAN ANTONIO, STATE OF TEXAS, ON MARCH 24, 2004.

                                               EYE CARE CENTERS OF AMERICA, INC.

                                                        By: /S/ DAVID E. MCCOMAS
                                                                DAVID E. MCCOMAS
                    CHAIRMAN OF THE BOARD, CHIEF EXECUTIVE OFFICER AND PRESIDENT
                    ------------------------------------------------------------

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


SIGNATURE . . . . . . . . . . .  TITLE                             DATE
                                 Chairman of the Board, Chief
/S/     David E. McComas. . . .  Executive Officer and President   March 24, 2004
-------------------------------  (Principal Executive Officer)
DAVID E. MCCOMAS. . . . . . . .

                                 Executive Vice President and
/S/     Alan E. Wiley . . . . .  Chief Financial Officer           March 24, 2004
-------------------------------  (Principal Financial and
ALAN E. WILEY . . . . . . . . .    Accounting Officer)

/S/     Bernard W. Andrews. . .  Director                          March 24, 2004
-------------------------------
BERNARD W. ANDREWS

/S/     Norman S. Matthews. . .  Director                          March 24, 2004
-------------------------------
NORMAN S. MATTHEWS
/S/     Antoine G. Treuille . .  Director                          March 24, 2004
-------------------------------

ANTOINE G. TREUILLE
/S/     Anthony J. DiNovi . . .  Director                          March 24, 2004
-------------------------------

ANTHONY J. DINOVI
/S/     Warren C. Smith, Jr.. .  Director                          March 24, 2004
-------------------------------

WARREN C. SMITH, JR.
/S/     Charles A. Brizius. . .  Director                          March 24, 2004
-------------------------------
CHARLES A. BRIZIUS



                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                EYE CARE CENTERS OF AMERICA, INC. AND SUBSIDIARIES



Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . .   F-2

Consolidated Balance Sheets at December 28, 2002 and December 27, 2003 . . .   F-3

Consolidated Statements of Operations for the Years Ended December 29, 2001,
December 28, 2002 and December 27, 2003. . . . . . . . . . . . . . . . . . .   F-4

Consolidated Statements of Shareholders' Deficit as of
December 29, 2001, December 28, 2002 and December 27, 2003 . . . . . . . . .   F-5

Consolidated Statements of Cash Flows for the Years Ended December 29, 2001,
December 28, 2002 and December 27, 2003. . . . . . . . . . . . . . . . . . .   F-6

Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . .   F-7

Schedule II Consolidated Valuation and Qualifying Accounts For the
Years Ended December 29, 2001, December 28, 2002 and December 27, 2003 . . .  F-34

                         REPORT OF INDEPENDENT AUDITORS


Board  of  Directors  and  Shareholders
Eye  Care  Centers  of  America,  Inc.
San  Antonio,  Texas

We have audited the accompanying consolidated balance sheets of Eye Care Centers of America, Inc. and Subsidiaries as of December 27, 2003 and December 28, 2002, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Care Centers of America, Inc. and Subsidiaries at December 27, 2003 and December 28, 2002, and the consolidated results of their operations and their cash flows for the fiscal years ended December 27, 2003, December 28, 2002, and December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective December 30, 2001, the Company adopted Statement of Financial Accounting
Standards  No.  142,  "Goodwill  and  Other  Intangible  Assets."


San  Antonio,  Texas
March  2,  2004


                                     EYE CARE CENTERS OF AMERICA, INC.
                                        CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                               DECEMBER 28,    DECEMBER 27,
                                                                                  2002            2003
                                                                             --------------  --------------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .  $       3,450   $       3,809
   Accounts receivable, less allowance for doubtful accounts of
      $4,291 in fiscal 2002 and $4,076 in fiscal 2003 . . . . . . . . . . .         12,084          11,117
   Inventory, less reserves of $677 in fiscal 2002 and $596 in fiscal 2003.         24,060          25,120
   Deferred income taxes, net . . . . . . . . . . . . . . . . . . . . . . .              -             570
   Prepaid expenses and other . . . . . . . . . . . . . . . . . . . . . . .          3,573           3,696
                                                                             --------------  --------------
     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . .         43,167          44,312
Property and equipment, net of accumulated depreciation and amortization of
   $125,225 in fiscal 2002 and $141,351 in fiscal 2003. . . . . . . . . . .         57,439          51,715
Intangibles, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        107,588         107,423
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,862           8,631
Deferred income taxes, net. . . . . . . . . . . . . . . . . . . . . . . . .              -          13,445
                                                                             --------------  --------------
     Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     217,056   $     225,526
                                                                             ==============  ==============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      20,256   $      21,360
   Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .         15,524          18,980
   Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,334           5,743
   Accrued payroll expense. . . . . . . . . . . . . . . . . . . . . . . . .          7,776           5,429
   Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,318           3,213
   Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .          8,523           8,334
                                                                             --------------  --------------
     Total current liabilities. . . . . . . . . . . . . . . . . . . . . . .         60,731          63,059

Long-term debt, less current maturities . . . . . . . . . . . . . . . . . .        239,109         219,845
Deferred rent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,571           4,719
Deferred gain . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,766           1,532
                                                                             --------------  --------------
     Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .        306,177         289,155
                                                                             --------------  --------------
Commitments and contingencies
Shareholders' deficit:
   Common stock, par value $.01 per share; 20,000,000 shares authorized,
    7,397,689 shares issued and outstanding in fiscal 2002 and fiscal 2003.             74              74
   Preferred stock, par value $.01 per share, 300,000 shares authorized,
     issued and outstanding in fiscal 2002 and fiscal 2003. . . . . . . . .         54,703          62,169
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .         36,040          28,259
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . .       (179,938)       (154,131)
                                                                             --------------  --------------
     Total shareholders' deficit. . . . . . . . . . . . . . . . . . . . . .        (89,121)        (63,629)
                                                                             --------------  --------------
                                                                             $     217,056   $     225,526
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



                                  EYE CARE CENTERS OF AMERICA, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                      (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                   FISCAL YEAR ENDED
                                                                  -------------------
                                                       DECEMBER 29,     DECEMBER 28,   DECEMBER 27,
                                                           2001            2002           2003
                                                  -------------------  -------------  --------------
Revenues:
   Optical sales . . . . . . . . . . . . . . . .  $          332,550   $     360,266  $     366,531
   Management fees . . . . . . . . . . . . . . .               3,484           3,401          3,321
                                                  -------------------  -------------  --------------
     Net revenues. . . . . . . . . . . . . . . .             336,034         363,667        369,852

Operating costs and expenses:
   Cost of goods sold. . . . . . . . . . . . . .             104,446         112,471        114,578
   Selling, general and administrative expenses.             203,187         212,472        218,702
   Amortization of intangibles:
      Goodwill . . . . . . . . . . . . . . . . .               5,319               -              -
      Noncompete and other intangibles . . . . .               3,378           1,865            165
                                                  -------------------  -------------  --------------

        Total operating costs and expenses . . .             316,330         326,808        333,445
                                                  -------------------  -------------  --------------

Income from operations . . . . . . . . . . . . .              19,704          36,859         36,407

Interest expense, net. . . . . . . . . . . . . .              27,537          21,051         20,200
                                                  -------------------  -------------  --------------

Net income (loss) before income taxes. . . . . .              (7,833)         15,808         16,207

Income tax expense (benefit) . . . . . . . . . .               1,239           1,565         (9,600)
                                                  -------------------  -------------  --------------

Net income (loss). . . . . . . . . . . . . . . .  $           (9,072)  $      14,243  $      25,807
                                                  ===================  =============  ==============

            The accompanying notes are an integral part of these consolidated financial statements.



                                              EYE CARE CENTERS OF AMERICA, INC.
                                      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                  (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)


                                                                      Additional                                   Total
                                                Common  Stock          Paid-In      Preferred     Accumulated  Shareholders'
                                               Shares        Amount    Capital        Stock         Deficit        Deficit
                                            --------------  --------  -----------  ------------  ---------------  ----------
Balance at December 30, 2000 . . . . . . .      7,410,133   $     74  $   49,963   $     42,354  $     (185,109)  $ (92,718)
Dividends accrued on preferred stock . . .              -          -      (5,780)         5,780               -           -
Interest receivable on loan to shareholder              -          -         (90)             -               -         (90)
Distribution to affiliated OD. . . . . . .              -          -        (603)             -               -        (603)
Stock buyback. . . . . . . . . . . . . . .         (2,844)         -         (16)             -               -         (16)
Net loss . . . . . . . . . . . . . . . . .              -          -           -              -          (9,072)     (9,072)
                                            --------------  --------  -----------  ------------  ---------------  ----------
Balance at December 29, 2001 . . . . . . .      7,407,289   $     74  $   43,474   $     48,134  $     (194,181)  $(102,499)
Dividends accrued on preferred stock . . .              -          -      (6,569)         6,569               -           -
Interest receivable on loan to shareholder              -          -         (90)             -               -         (90)
Distribution to affiliated OD. . . . . . .              -          -        (675)             -               -        (675)
Stock buyback. . . . . . . . . . . . . . .         (9,600)         -        (100)             -               -        (100)
Net income . . . . . . . . . . . . . . . .              -          -           -              -          14,243      14,243
                                            --------------  --------  -----------  ------------  ---------------  ----------
Balance at December 28, 2002 . . . . . . .      7,397,689   $     74  $   36,040   $     54,703  $     (179,938)  $ (89,121)
                                            --------------  --------  -----------  ------------  ---------------  ----------
Dividends accrued on preferred stock . . .              -          -      (7,466)         7,466               -           -
Interest receivable on loan to shareholder              -          -         (90)             -               -         (90)
Distribution to affiliated OD. . . . . . .              -          -        (225)             -               -        (225)
Net income . . . . . . . . . . . . . . . .              -          -           -              -          25,807      25,807
                                            --------------  --------  -----------  ------------  ---------------  ----------
Balance at December 27, 2003 . . . . . . .      7,397,689   $     74  $   28,259   $     62,169  $     (154,131)  $ (63,629)
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



                                          EYE CARE CENTERS OF AMERICA, INC.
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (DOLLAR AMOUNTS IN THOUSANDS UNLESS INDICATED OTHERWISE)

                                                                                     FISCAL YEAR ENDED
                                                                                    -------------------
                                                                    DECEMBER 29,         DECEMBER 28,    DECEMBER 27,
                                                                          2001               2002            2003
                                                                  -------------------  --------------  --------------
Cash flows from operating activities:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $           (9,072)  $      14,243   $      25,807
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation. . . . . . . . . . . . . . . . . . . . . . . .              20,350          18,761          16,653
     Amortization of intangibles . . . . . . . . . . . . . . . .               8,697           1,865             165
     Amortization of debt issue costs. . . . . . . . . . . . . .               1,956           1,901           2,007
     Deferrals and other . . . . . . . . . . . . . . . . . . . .                 (48)            387            (635)
     Gain on extinguishment of debt. . . . . . . . . . . . . . .                   -            (904)              -
     Benefit for deferred taxes. . . . . . . . . . . . . . . . .                   -               -         (14,015)
Changes in operating assets and liabilities:
     Accounts and notes receivable . . . . . . . . . . . . . . .               3,070          (1,899)            877
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . .               1,025             605          (1,060)
     Prepaid expenses and other. . . . . . . . . . . . . . . . .                (337)           (203)         (1,143)
     Deposits and other. . . . . . . . . . . . . . . . . . . . .                   3               -            (646)
     Accounts payable and accrued liabilities. . . . . . . . . .               1,729            (393)           (598)
                                                                  -------------------  --------------  --------------
Net cash provided by operating activities. . . . . . . . . . . .              27,373          34,363          27,412
                                                                  -------------------  --------------  --------------
Cash flows from investing activities:
   Acquisition of property and equipment, (net of proceeds). . .             (10,491)        (10,668)        (10,971)
                                                                  -------------------  --------------  --------------
Net cash used in investing activities. . . . . . . . . . . . . .             (10,491)        (10,668)        (10,971)
                                                                  -------------------  --------------  --------------
Cash flows from financing activities:
   Payments on debt related to refinancing . . . . . . . . . . .                   -        (118,346)              -
   Proceeds from issuance of long-term debt. . . . . . . . . . .                  66         124,000               -
   Payments on debt and capital leases . . . . . . . . . . . . .             (16,928)        (23,708)        (15,857)
   Payments for refinancing fees . . . . . . . . . . . . . . . .                   -          (4,788)              -
   Distribution to affiliated OD and other . . . . . . . . . . .                (619)           (775)           (225)
                                                                  -------------------  --------------  --------------
Net cash used in financing activities. . . . . . . . . . . . . .             (17,481)        (23,617)        (16,082)
                                                                  -------------------  --------------  --------------
Net (decrease) increase in cash and cash equivalents . . . . . .                (599)             78             359
Cash and cash equivalents at beginning of period . . . . . . . .               3,971           3,372           3,450
                                                                  -------------------  --------------  --------------
Cash and cash equivalents at end of period . . . . . . . . . . .  $            3,372   $       3,450   $       3,809
                                                                  ===================  ==============  ==============

Supplemental  cash  flow  disclosures:
  Cash  paid  during  the  period  for:
   Interest                                                       $           26,150   $      19,401   $       17,232
   Taxes                                                                         358             687            4,294
  Noncash  investing  and  financing  activities:
   Dividends accrued on preferred stock                                        5,780           6,569            7,466
   Additions of property and equipment                                             -           1,076                -

            The accompanying notes are an integral part of these consolidated financial statements.


                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)

1.  DESCRIPTION  OF  BUSINESS  AND  ORGANIZATION

     Description of Business. Eye Care Centers of America, Inc. (the "Company") operates optical retail stores that sell prescription eyewear, contact lenses, sunglasses and ancillary optical products, and feature on-site laboratories. The Company's operations are located in 33 states, primarily in the Pacific Northwest, Southwest, Midwest and Southeast, in the Mid-Atlantic States and along the Gulf and East Coasts.

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

     Reporting Periods. The Company uses a 52/53-week reporting format. The fiscal years ended 2001, 2002 and 2003 consisted of 52 weeks. Fiscal year 2001 ended December 29, 2001 ("fiscal 2001"), fiscal year 2002 ended December 28, 2002 ("fiscal 2002") and fiscal year 2003 ended December 27, 2003 ("fiscal 2003").

     Cash and Cash Equivalents. All short-term investments that mature in less than 90 days when purchased are considered cash equivalents for purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows. Cash equivalents are stated at cost, which approximates market value.

     Accounts Receivable. Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, OD management fees, credit card companies, merchandise, rent and license fee receivables. The Company's allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to the Company by third party insurance payors. This estimate is based on the historical ratio of collections to billings. The Company's allowance for doubtful accounts was $4.1 million at December 27, 2003.

     Inventory. Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)

weighted average method, which approximates the first-in, first-out (FIFO) method. The Company's inventory reserves require significant estimation and are based on product with low turnover or deemed by management to be unsaleable. The Company's inventory reserve was $0.6 million at December 27, 2003.

     The Company uses several vendors to supply its lens and frame inventory. In fiscal 2003, one of the principal lens vendors supplied approximately 42.8% of the Company's lens materials while four frame vendors collectively supplied approximately 63.4% of the frames purchased by the Company during the same period. While such vendors supplied a significant share of the inventory used by the Company, lenses and frames are a generic product and can be purchased from a number of other vendors on comparable terms. The Company therefore does not believe that it is dependent on such vendors or any other single vendor for lenses or frames. The Company believes that its relationships with its existing vendors are satisfactory. The Company believes that significant disruption in the delivery of merchandise from one or more of its current principal vendors would not have a material adverse effect on the Company's operations because multiple vendors exist for all of the Company's products.

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

     Intangibles. Intangibles consist of the amounts of excess purchase price over the market value of acquired net assets ("goodwill"). Goodwill is subject to an annual assessment for impairment applying a fair-value based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. The Company performed its annual assessment of goodwill on a consolidated basis as of December 27, 2003, and based upon its analysis, the Company believes that no impairment of goodwill exists. The Company's pro forma net loss with amortization of goodwill excluded for fiscal year 2001 was $3,753.

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


     Other Assets. Other assets consist primarily of deferred debt financing costs and a note receivable. The deferred debt financing costs are amortized into expense over the life of the associated debt. The note receivable consists of a $1.0 million loan made during fiscal 2003 to an optometrist owning the optometric practice Hour Eyes. Previously, the Company guaranteed a bank loan in connection with the Company's acquisition of certain assets used at the Hour Eyes locations in Virginia and the related long-term business management agreement. On April 24, 2003, the bank loan was paid off with proceeds from the loan directly from the Company to the optometrist owning the optometric practice.

     Long-Lived Assets. Long-lived assets consist primarily of store furnishings and lab equipment. Long-lived assets to be held and used and long-lived assets to be disposed of by sale are subject to an annual assessment for impairment. The Company performed its annual assessment of long-lived assets as of December 27, 2003, and based upon its analysis, the Company believes no impairment of long-lived assets exists.

     Deferred Revenue - Replacement Certificates and Warranty Contracts. At the time of a frame sale, some customers purchase a warranty contract covering eyewear defects or damage during the 12-month period subsequent to the date of the sale. Revenue relating to these contracts is deferred and recognized over the life of the warranty contract (one year). Costs incurred to fulfill the warranty are expensed when incurred.

     Prior to July 2003, certain frames purchased included a one-year warranty period without requiring the separate purchase of a warranty contract. Reserves are established for the expected cost of repair related to these frame sales. At the end of fiscal 2002 and 2003 the Company had established a reserve based on historical experience of approximately $861 and $386, respectively, related to these warranties, which is included in other accrued expenses on the accompanying balance sheet.

     Income Taxes. The Company records income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

     Advertising Costs. Advertising costs of the Company include costs related to broadcast and print media advertising expenses. The Company expenses production

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


costs and media advertising costs when incurred. For the fiscal years ended 2001, 2002 and 2003 advertising costs amounted to approximately $28,988, $30,629 and $31,587, respectively.

     New Accounting Pronouncements. On April 30, 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was approved by the FASB. As a result, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30. The Company adopted the statement on December 29, 2002. While the adoption of SFAS 145 resulted in the reclassification of extraordinary gain to ordinary gain, the adoption of SFAS 145 did not have a significant impact on the Company's results of operations or financial position. Refer to the discussion under "Gain" in footnote 9 of these financial statements.

     In December 2002, SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued by the FASB. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the statement on December 29, 2002 and continues to account for stock-based employee compensation under the intrinsic value method. As all options are granted at fair market value, the Company recorded no compensation expense for options granted in fiscal years 2001, 2002 or 2003. As there were no options outstanding as of December 29, 2001, pro forma disclosures are only applicable to fiscal years 2002 and 2003. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The pro forma calculations include only the effects of 2002 and 2003 grants as all grants previous to 2002 were exercised or cancelled. As such, the impacts are not necessarily indicative of the effects on reported net income of future years. The Company's pro forma net income for fiscal years 2002 and 2003 are as follows:


                                                     FISCAL    FISCAL
                                                      2002      2003
                                                   --------  --------

     Net income . . . . . . . . . . . . . . . . .  $14,243   $25,807
     Fair value based method compensation expense     (121)     (115)
                                                   --------  --------
     Pro forma net income . . . . . . . . . . . .  $14,122   $25,692


     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). As a result, a variable interest entity is to be consolidated by a company if that company is subject to a majority

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)

of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On December 24, 2003, the FASB issued a revision to FIN 46, Revised Interpretation 46 ("FIN 46R"). FIN 46R codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes FIN 46 to include (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a variable interest entity or (b) which party is the primary beneficiary of a variable interest entity, and (4) revising Appendix B of FIN 46 to provide additional guidance on what constitutes a variable interest. The Company adopted FIN 46R on December 27, 2003 and the adoption did not have a significant impact on the Company's results of operations or financial position.

     Stock Based Compensation. The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has continued to account for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issues to Employees," and, accordingly, recognized no compensation expense for the stock option grants.


Interest  Expense,  Net.  Interest  expense,  net  consists  of  the  following:


                                            YEAR-ENDED
                                           -------------
                           DECEMBER 29,    DECEMBER 28,  DECEMBER 27,
                              2001           2002            2003
                          -------------  -------------  -------------

   Interest expense. . .  $     28,125   $     21,481   $     20,518
   Interest income . . .          (268)          (178)          (164)
   Interest capitalized.          (320)          (252)          (154)
                          -------------  -------------  -------------

   Interest expense, net  $     27,537   $     21,051   $     20,200
                          =============  =============  =============

3.  SELF-INSURANCE

     The Company maintains its own self-insurance group health plan. The plan provides medical benefits for participating employees. The Company has an employers' stop loss insurance policy to cover individual claims in excess of $150 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. Management believes the accrued liability of approximately $1.3 million, which is

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


included in accrued other, as of December 27, 2003 is adequate to cover future benefit payments for claims that occurred prior to fiscal year end.

4.  RELATED  PARTY  TRANSACTIONS

     The Company and Thomas H. Lee Company ("THL Co.") entered into a management agreement as of April 24, 1998 (as amended, the "Management Agreement"), pursuant to which (i) THL Co. received a financial advisory fee of $6.0 million in connection with structuring, negotiating and arranging the recapitalization and structuring, negotiating and arranging the debt financing and (ii) THL Co. would receive $500 per year plus expenses for management and other consulting services provided to the Company, including one percent (1%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition. As of December 31, 2000, the Management Agreement was amended to reduce the fees payable thereunder to $250 per year plus expenses for management and other consulting services provided to the Company. However, the fees payable under the Management Agreement may be increased by an additional $250 annually depending upon the Company attaining certain leverage ratios. The Management Agreement continues unless and until terminated by mutual consent of the parties in writing, for so long as THL Co. provides management and other consulting services to the Company. The Company believes that the terms of the Management Agreement are comparable to those that would have been obtained from unaffiliated sources. For the fiscal years ended 2001, 2002 and 2003 the Company incurred $250, $500 and $500, respectively, related to the Management Agreement.

     During fiscal 1998, Bernard Andrews, CEO at the time of the transaction, purchased $1.0 million of the Company's Common Stock. Mr. Andrews paid for these shares by delivering a promissory note with an original purchase amount of $1.0 million, which is accruing interest at a fixed rate equal to the Company's initial borrowing rate. The repayment of such note is secured by Mr. Andrews' shares of Common Stock.

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


5.  PREPAID  EXPENSES  AND  OTHER

          Prepaid  expenses  and  other  consists  of  the  following:


                                  DECEMBER 28,   DECEMBER 27,
                                      2002          2003
                                  ------------  ------------

          Prepaid insurance. . .  $        568  $        780
          Prepaid store supplies           843           943
          Prepaid advertising. .         1,861         1,477
          Other. . . . . . . . .           301           496
                                  ------------  ------------

                                  $      3,573  $      3,696
                                  ============  ============



6.  PROPERTY  AND  EQUIPMENT

          Property  and  equipment,  net,  consists  of  the  following:


                                                          DECEMBER 28,    DECEMBER 27,
                                                             2002            2003
                                                          -------------  -------------

          Land . . . . . . . . . . . . . . . . . . . . .  $        638   $          -
          Building . . . . . . . . . . . . . . . . . . .         2,240          2,240
          Furniture and equipment. . . . . . . . . . . .       116,126        123,672
          Leasehold improvements . . . . . . . . . . . .        63,660         67,154
                                                          -------------  -------------
                                                               182,664        193,066
          Less accumulated depreciation and amortization      (125,225)      (141,351)
                                                          -------------  -------------
          Property and equipment, net. . . . . . . . . .  $     57,439   $     51,715
                                                          =============  =============

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


7.  INTANGIBLE  ASSETS

      The following is a summary of the components of intangible assets along with the related accumulated amortization for the fiscal years then ended.


                                                DECEMBER 28,    DECEMBER 27,
                                                    2002           2003
                                                -------------  -------------

          Noncompete and management agreements  $     10,187   $     10,187
          Less accumulated amortization. . . .       (10,022)       (10,187)
                                                -------------  -------------
             Net . . . . . . . . . . . . . . .           165              -
          Goodwill . . . . . . . . . . . . . .       107,423        107,423
                                                -------------  -------------
          Intangibles, net . . . . . . . . . .  $    107,588   $    107,423
                                                =============  =============




8.  OTHER  ACCRUED  EXPENSES

          Other  accrued  expenses  consists  of  the  following:


                                   DECEMBER 28,   DECEMBER 27,
                                      2002          2003
                                   ------------  ------------

          Construction. . . . . .  $          -  $      1,319
          Insurance . . . . . . .         1,654         1,312
          Payroll & sales/use tax           829         1,211
          Store expenses. . . . .           930         1,194
          Other . . . . . . . . .           752           943
          Income tax payable. . .         1,175           669
          Property taxes. . . . .           441           549
          Warranties. . . . . . .           861           386
          Advertising . . . . . .           839           328
          Third party liability .           196           225
          Professional fees . . .           746           198
          Severance & legal fees.           100             -
                                   ------------  ------------
                                   $      8,523  $      8,334
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

     Borrowings made under the New Facilities shall accrue interest at the Company's option at the Base Rate or the LIBOR rate, plus the applicable margin. Base Rate shall mean a floating rate equal to the higher of (i) the Fleet prime rate and (ii) the overnight Federal Funds Rate plus 1/2%. Pricing for the Revolver will be at LIBOR plus 4.50% (Base Rate plus 3.50%), Term Loan A will be at LIBOR plus 4.25% (Base Rate plus 3.25%), and Term Loan B will be at LIBOR plus 4.75% (Base Rate plus 3.75%). The Term Loan A amortizes in quarterly payments which began on March 31, 2003. $15.0 million of the principal amount amortized during fiscal 2003 and $18.8 and 25.0 million will amortize in annual principal amounts for fiscal years 2004 and 2005, respectively. The Term Loan B shall have no payments until 2006 when quarterly payments will commence in annual principal amounts of $20.0 million and $42.0 million, respectively, for fiscal years 2006 and 2007.

     In connection with the borrowings made under the New Facilities, the Company incurred approximately $4.8 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Facilities. The unamortized amount of debt issuance costs as of December 27, 2003 related to the New Facilities was $3.5 million.

     At December 27, 2003, the Company had $43.8 million and $62.0 million in term loans outstanding under the Term Loan A and Term Loan B, respectively, $1.0 million outstanding under the Revolver, $129.8 million in notes payable outstanding evidenced by the Exchange Notes and $2.2 million in capital lease and equipment obligations.

     The New Facilities are collateralized by all tangible and intangible assets, including the stock of the Company's subsidiaries. In addition, the Company must meet certain financial covenants including minimum EBITDA, interest coverage, leverage ratio and capital expenditures. As of December 27, 2003, the Company was in compliance with the financial covenants.

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

     The Exchange Notes are senior uncollateralized obligations of the Company and rank pari passu with all other indebtedness of the Company that by its terms other indebtedness is not subordinate to the Exchange Notes. In connection with the issuance of the Exchange Notes, the Company incurred approximately $11.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the Exchange Notes. The unamortized amount of debt issuance costs as of December 27, 2003 related to the Exchange Notes was $2.9 million.

     The Exchange Notes contain various restrictive covenants which apply to both the Company and the Guarantor Subsidiaries (defined herein), including limitations on additional indebtedness, restriction on dividends and sale of assets other than in the normal course of business.

     Gain. On December 23, 2002, the Company retired $20.0 million face value of subordinated debt at a cost of $17.0 million and $0.5 million of related capitalized loan costs resulting in a gain of $2.5 million. In addition, the Company wrote-off $1.6 million of capitalized loan costs related to the Old Credit Facility resulting in a loss of $1.6 million. As a result, the Company recognized a gain net of tax of $0.9 million in its financial statements.

     Capital Leases. The Company has an agreement whereby it leases equipment and buildings at various operating locations. The Company has accounted for the equipment and property leases as capital leases and has recorded the assets and the future obligations on the balance sheet as follows:

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



                                            DECEMBER 28,   DECEMBER 27,
                                               2002           2003
                                            ------------  ------------
Buildings and equipment-assets . . . . . .  $      3,447  $      3,445

Buildings and equipment-future obligations  $      2,501  $      2,287



The Company's scheduled future minimum lease payments for the next five fiscal years under the property and equipment capital leases are as follows:

          2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     803
          2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     829
          2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     833
          2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     833
          2008. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     833
          Beyond 2008 . . . . . . . . . . . . . . . . . . . . . . . . . . .     398
                                                                             ------
          Total minimum lease payments. . . . . . . . . . . . . . . . . . .   4,529
          Amounts representing interest . . . . . . . . . . . . . . . . . .   2,467
                                                                             ------
          Present value of minimum lease payments . . . . . . . . . . . . .  $2,062
                                                                             ======



Long-term debt outstanding, including capital lease obligations, consists of the following:


                                              DECEMBER 28,    DECEMBER 27,
                                                 2002            2003
                                            --------------  --------------


   Exchange Notes, face amount of $130,000
     net of unamortized debt discount of
     $261 and $212, respectively . . . . .  $     129,739   $     129,788
   New Facilities. . . . . . . . . . . . .        117,000         105,750
   Capital lease and other obligations . .          2,894           2,287
   Revolver. . . . . . . . . . . . . . . .          5,000           1,000
                                            --------------  --------------
                                                  254,633         238,825
   Less current portion. . . . . . . . . .        (15,524)        (18,980)
                                            --------------  --------------
                                            $     239,109   $     219,845
                                            ==============  ==============

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)



   Future principal maturities for long-term debt and capital lease obligations are as follows:

   2004. . . . . . . . . . . . . . . . . .  $ 18,980
   2005. . . . . . . . . . . . . . . . . .    25,329
   2006. . . . . . . . . . . . . . . . . .    20,330
   2007. . . . . . . . . . . . . . . . . .    42,431
   2008. . . . . . . . . . . . . . . . . .   131,755
                                            --------

   Total future principal payments on debt  $238,825
                                            ========

     As of the end of fiscal 2003, the fair value of the Company's Exchange Notes was approximately $130.0 million and the fair value of the capital lease obligations was approximately $2.1 million. The estimated fair value of long-term debt is based primarily on quoted market prices for the same or similar issues and the estimated fair value of the capital lease obligation is based on the present value of estimated future cash flows. The carrying amount of the variable rate credit facility approximates its fair value.

10.  CONDENSED  CONSOLIDATING  INFORMATION  (UNAUDITED)

     The Exchange Notes described in Note 9 were issued by Eye Care Centers of America, Inc. ("ECCA") and are guaranteed by all of the subsidiaries of the Company (the "Guarantor Subsidiaries") but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by the Company and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) ECCA, as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) ODs. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.


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
                                                 ===========  ==============  ========  ==============  =========

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


                                            CONSOLIDATING STATEMENT OF CASH FLOWS
                                            FOR THE YEAR ENDED DECEMBER 29, 2001


                                                                          Guarantor                             Consolidated
                                                            Parent       Subsidiaries    ODs       Eliminations    Company
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from operating activities:
Net loss . . . . . . . . . . . . . . . . . . . . . . . . .  $   (9,072)  $      (8,579)  $(1,265)  $       9,844   $ (9,072)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . . .      12,532           7,818         -               -     20,350
   Amortization of intangibles . . . . . . . . . . . . . .       1,056           7,636         5               -      8,697
   Other amortization. . . . . . . . . . . . . . . . . . .       1,956               -         -               -      1,956
   Amortization of deferred gain . . . . . . . . . . . . .        (160)            (74)        -               -       (234)
   Deferred revenue. . . . . . . . . . . . . . . . . . . .        (356)            261        (6)              -       (101)
   Deferred rent . . . . . . . . . . . . . . . . . . . . .         (51)             70         -               -         19
   Loss on disposition of property and equipment . . . . .         137             131         -               -        268
Changes in operating assets and liabilities:
   Accounts and notes receivable . . . . . . . . . . . . .       4,866          (3,370)    1,968            (394)     3,070
   Inventory . . . . . . . . . . . . . . . . . . . . . . .        (589)          1,495       119               -      1,025
   Prepaid expenses and other. . . . . . . . . . . . . . .        (290)            (47)        -               -       (337)
   Accounts payable and accrued liabilities. . . . . . . .       1,057             657      (379)            394      1,729
                                                            -----------  --------------  --------  --------------  ---------
Net cash provided by operating activities. . . . . . . . .      11,086           5,998       442           9,844     27,370
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment (net of proceeds)      (6,034)         (4,457)        -               -    (10,491)
   Payment received on notes receivable. . . . . . . . . .           -               3         -               -          3
   Investment in subsidiaries. . . . . . . . . . . . . . .       9,844               -         -          (9,844)         -
                                                            -----------  --------------  --------  --------------  ---------
Net cash provided by ( used in) investing activities . . .       3,810          (4,454)        -          (9,844)   (10,488)
                                                            -----------  --------------  --------  --------------  ---------

Cash flows from financing activities:
   Proceeds from issuance of long-term debt. . . . . . . .           -              66         -               -         66
   Distribution to affiliated OD . . . . . . . . . . . . .           -               -      (603)              -       (603)
   Redemption of common stock. . . . . . . . . . . . . . .         (15)             (1)        -               -        (16)
   Payments on debt and capital leases . . . . . . . . . .     (16,341)           (587)        -               -    (16,928)
                                                            -----------  --------------  --------  --------------  ---------
Net cash used in financing activities. . . . . . . . . . .     (16,356)           (522)     (603)              -    (17,481)
                                                            -----------  --------------  --------  --------------  ---------

Net increase (decrease) in cash and cash equivalents . . .      (1,460)          1,022      (161)              -       (599)

Cash and cash equivalents at beginning of period . . . . .       2,215           1,187       569               -      3,971
                                                            -----------  --------------  --------  --------------  ---------

Cash and cash equivalents at end of period . . . . . . . .  $      755   $       2,209   $   408   $           -   $  3,372
                                                            ===========  ==============  ========  ==============  =========

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
                                         ===========  ==============  ========  ==============  ==========

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


                                      CONSOLIDATING STATEMENTS OF OPERATIONS
                                       FOR THE YEAR ENDED DECEMBER 28, 2002


                                                                   Guarantor                         Consolidated
                                                      Parent      Subsidiaries   ODs      Eliminations    Company
                                                     ----------  -------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . . . .  $  175,733  $     114,834  $69,699  $           -   $360,266
   Management fees. . . . . . . . . . . . . . . . .         554         22,319        -        (19,472)     3,401
   Investment earnings in subsidiaries. . . . . . .       6,251              -        -         (6,251)         -
                                                     ----------  -------------  -------  --------------  --------
Net revenues. . . . . . . . . . . . . . . . . . . .     182,538        137,153   69,699        (25,723)   363,667
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . . . .      58,914         39,535   14,022              -    112,471
   Selling, general and administrative expenses . .      96,547         81,138   54,566        (19,472)   212,472
   Amortization of noncompete and other intangibles           -          1,865        -              -      1,865
                                                     ----------  -------------  -------  --------------  --------
Total operating costs and expenses. . . . . . . . .     155,461        122,538   68,588        (19,472)   326,808
                                                     ----------  -------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . . . .      27,077         14,615    1,111         (6,251)    36,859
Interest expense, net . . . . . . . . . . . . . . .      12,495          8,548        8              -     21,051
                                                     ----------  -------------  -------  --------------  --------
Income before income taxes. . . . . . . . . . . . .      14,582          6,067    1,103         (6,251)    15,808
Income tax expense. . . . . . . . . . . . . . . . .         339            419      500              -      1,565
                                                     ----------  -------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . . . .  $   14,243  $       5,648  $   603  $      (6,251)  $ 14,243
                                                     ==========  =============  =======  ==============  ========

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


                                           CONSOLIDATING STATEMENT OF CASH FLOWS
                                            FOR THE YEAR ENDED DECEMBER 28, 2002


                                                                          Guarantor                           Consolidated
                                                            Parent       Subsidiaries    ODs     Eliminations    Company
                                                            -----------  --------------  ------  --------------  ----------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   14,243   $      12,234   $ 603   $     (12,837)  $  14,243
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . . . . .      11,363           7,398       -               -      18,761
   Amortization of intangibles . . . . . . . . . . . . . .           -           1,865       -               -       1,865
   Amortization of debt issue costs. . . . . . . . . . . .       1,901               -       -               -       1,901
   Amortization of deferred gain . . . . . . . . . . . . .        (158)            (75)      -               -        (233)
   Deferred revenue. . . . . . . . . . . . . . . . . . . .        (109)           (308)    194               -        (223)
   Deferred rent . . . . . . . . . . . . . . . . . . . . .         281             500       -               -         781
   Loss on disposition of property and equipment . . . . .          30              32       -               -          62
   (Gain) loss on extinguishment of debt . . . . . . . . .      (1,290)            386       -               -        (904)
Changes in operating assets and liabilities:
   Accounts and notes receivable . . . . . . . . . . . . .     (13,311)         (6,932)   (811)         19,155      (1,899)
   Inventory . . . . . . . . . . . . . . . . . . . . . . .         656             256    (307)              -         605
   Prepaid expenses and other. . . . . . . . . . . . . . .        (166)            (35)     (2)              -        (203)
   Accounts payable and accrued liabilities. . . . . . . .        (459)         18,268     954         (19,156)       (393)
                                                            -----------  --------------  ------  --------------  ----------
Net cash provided by operating activities. . . . . . . . .      12,981          33,589     631         (12,838)     34,363
                                                            -----------  --------------  ------  --------------  ----------
Cash flows from investing activities:
   Acquisition of property and equipment (net of proceeds)      (7,765)         (2,903)      -               -     (10,668)
   Investment in subsidiaries. . . . . . . . . . . . . . .     (12,838)              -       -          12,838           -
                                                            -----------  --------------  ------  --------------  ----------
Net cash used in investing activities. . . . . . . . . . .     (20,603)         (2,903)      -          12,838     (10,668)
                                                            -----------  --------------  ------  --------------  ----------

Cash flows from financing activities:
   Payments on debt related to refinancing . . . . . . . .     (88,346)        (30,000)      -               -    (118,346)
   Proceeds from issuance of long-term debt. . . . . . . .     124,000               -       -               -     124,000
   Payments on debt and capital leases . . . . . . . . . .     (23,345)           (363)      -               -     (23,708)
   Payments for refinancing fees . . . . . . . . . . . . .      (4,788)              -       -               -      (4,788)
   Distribution to affiliated OD . . . . . . . . . . . . .           -               -    (675)              -        (675)
   Stock buyback . . . . . . . . . . . . . . . . . . . . .        (100)              -       -               -        (100)
                                                            -----------  --------------  ------  --------------  ----------
Net cash provided by (used in) financing activities. . . .       7,421         (30,363)   (675)              -     (23,617)
                                                            -----------  --------------  ------  --------------  ----------

Net increase (decrease) in cash and cash equivalents . . .        (201)            323     (44)              -          78

Cash and cash equivalents at beginning of period . . . . .         755           2,209     408               -       3,372
                                                            -----------  --------------  ------  --------------  ----------

Cash and cash equivalents at end of period . . . . . . . .  $      554   $       2,532   $ 364   $           -   $   3,450
                                                            ===========  ==============  ======  ==============  ==========

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


                                        CONSOLIDATING BALANCE SHEET
                                   FOR THE YEAR ENDED DECEMBER 27, 2003


                                                        Guarantor                             Consolidated
                                          Parent       Subsidiaries    ODs       Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . .  $       67   $       3,501   $   241   $           -   $   3,809
   Accounts and notes receivable. . . .     166,924          48,875     2,847        (207,529)     11,117
   Inventory. . . . . . . . . . . . . .           -          22,941     2,179               -      25,120
   Deferred income taxes, net . . . . .         570               -         -                         570
   Prepaid expenses and other . . . . .           -           3,648        48               -       3,696
                                         -----------  --------------  --------  --------------  ----------
Total current assets. . . . . . . . . .     167,561          78,965     5,315        (207,529)     44,312
Property and equipment. . . . . . . . .           -          51,715         -               -      51,715
Intangibles . . . . . . . . . . . . . .         166         107,195        87             (25)    107,423
Other assets. . . . . . . . . . . . . .       6,414           2,217         -               -       8,631
Deferred income taxes, net. . . . . . .      13,445               -         -               -      13,445
Investment in subsidiaries. . . . . . .      (6,952)              -         -           6,952           -
                                         -----------  --------------  --------  --------------  ----------
Total Assets. . . . . . . . . . . . . .  $  180,634   $     240,092   $ 5,402   $    (200,602)  $ 225,526
                                         ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . .  $      341   $     221,829   $ 6,719   $    (207,529)  $  21,360
   Current portion of long-term debt. .      18,750             230         -               -      18,980
   Deferred revenue . . . . . . . . . .         512           4,785       446               -       5,743
   Accrued payroll expense. . . . . . .           -           5,027       402               -       5,429
   Accrued interest . . . . . . . . . .       3,213               -         -               -       3,213
   Other accrued expenses . . . . . . .         246           6,889     1,199               -       8,334
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities . . . . . . .      23,062         238,760     8,766        (207,529)     63,059
Long-term debt, less current maturities     217,789           2,056         -               -     219,845
Deferred rent . . . . . . . . . . . . .           -           4,570       149               -       4,719
Deferred gain . . . . . . . . . . . . .       1,213             319         -               -       1,532
                                         -----------  --------------  --------  --------------  ----------
Total liabilities . . . . . . . . . . .     242,064         245,705     8,915        (207,529)    289,155
                                         -----------  --------------  --------  --------------  ----------
Shareholders' deficit:
   Common stock . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock. . . . . . . . . . .      62,169               -         -               -      62,169
   Additional paid-in capital . . . . .      30,458              25    (2,199)            (25)     28,259
   Accumulated deficit. . . . . . . . .    (154,131)         (5,638)   (1,314)          6,952    (154,131)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders' deficit . . . . . .     (61,430)         (5,613)   (3,513)          6,927     (63,629)
                                         -----------  --------------  --------  --------------  ----------
                                         $  180,634   $     240,092   $ 5,402   $    (200,602)  $ 225,526
                                         ===========  ==============  ========  ==============  ==========

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


                                       CONSOLIDATING STATEMENTS OF OPERATIONS
                                        FOR THE YEAR ENDED DECEMBER 27, 2003


                                                                    Guarantor                           Consolidated
                                                      Parent       Subsidiaries   ODs      Eliminations    Company
                                                      -----------  -------------  -------  --------------  ---------
Revenues:
   Optical sales . . . . . . . . . . . . . . . . . .  $   62,864   $     228,982  $74,685  $           -   $366,531
   Management fees . . . . . . . . . . . . . . . . .         480          23,711        -        (20,870)     3,321
   Investment earnings in subsidiaries . . . . . . .      12,242               -        -        (12,242)         -
                                                      -----------  -------------  -------  --------------  ---------
Net revenues . . . . . . . . . . . . . . . . . . . .      75,586         252,693   74,685        (33,112)   369,852
Operating costs and expenses:
   Cost of goods sold. . . . . . . . . . . . . . . .      22,204          77,509   14,865              -    114,578
   Selling, general and administrative expenses. . .      36,414         145,691   57,467        (20,870)   218,702
   Amortization of noncompete and other intangibles.           -             165        -              -        165
                                                      -----------  -------------  -------  --------------  ---------
Total operating costs and expenses . . . . . . . . .      58,618         223,365   72,332        (20,870)   333,445
                                                      -----------  -------------  -------  --------------  ---------
Income from operations . . . . . . . . . . . . . . .      16,968          29,328    2,353        (12,242)    36,407
Interest expense, net. . . . . . . . . . . . . . . .       2,019          18,169       12              -     20,200
                                                      -----------  -------------  -------  --------------  ---------
Income before income taxes . . . . . . . . . . . . .      14,949          11,159    2,341        (12,242)    16,207
Income tax expense (benefit) . . . . . . . . . . . .     (10,858)              -    1,258              -     (9,600)
                                                      -----------  -------------  -------  --------------  ---------
Net income . . . . . . . . . . . . . . . . . . . . .  $   25,807   $      11,159  $ 1,083  $     (12,242)  $ 25,807
                                                      ===========  =============  =======  ==============  =========

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


                                            CONSOLIDATING STATEMENT OF CASH FLOWS
                                             FOR THE YEAR ENDED DECEMBER 27, 2003


                                                                            Guarantor                            Consolidated
                                                              Parent      Subsidiaries    ODs       Eliminations    Company
                                                             -----------  --------------  --------  --------------  ---------
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . . . .  $   25,807   $      11,159   $ 1,083   $     (12,242)  $ 25,807
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . . . . .       3,485          13,168         -               -     16,653
   Amortization of intangibles. . . . . . . . . . . . . . .           -             165         -               -        165
   Amortization of debt issue costs . . . . . . . . . . . .         687           1,320         -               -      2,007
   Deferrals and other. . . . . . . . . . . . . . . . . . .      (5,933)          4,897       401               -       (635)
   Benefit for deferred taxes . . . . . . . . . . . . . . .     (14,015)              -         -               -    (14,015)
Changes in operating assets and liabilities:
   Accounts and notes receivable. . . . . . . . . . . . . .     (32,120)         (6,123)      398          38,722        877
   Inventory. . . . . . . . . . . . . . . . . . . . . . . .      14,715         (15,450)     (325)              -     (1,060)
   Prepaid expenses and other . . . . . . . . . . . . . . .       3,789          (4,932)        -               -     (1,143)
   Deposits and other . . . . . . . . . . . . . . . . . . .           -            (646)        -               -       (646)
   Accounts payable and accrued liabilities . . . . . . . .      34,682           5,181    (1,355)        (39,106)      (598)
                                                             -----------  --------------  --------  --------------  ---------
Net cash provided by operating activities . . . . . . . . .      31,097           8,739       202         (12,626)    27,412
                                                             -----------  --------------  --------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment, (net of proceeds)      (3,046)         (7,925)        -               -    (10,971)
   Investment in subsidiaries . . . . . . . . . . . . . . .     (12,626)              -         -          12,626          -
                                                             -----------  --------------  --------  --------------  ---------
Net cash used in investing activities . . . . . . . . . . .     (15,672)         (7,925)        -          12,626    (10,971)
                                                             -----------  --------------  --------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases. . . . . . . . . . .     (15,912)            155      (100)              -    (15,857)
   Distribution to affiliated OD. . . . . . . . . . . . . .           -               -      (225)              -       (225)
                                                             -----------  --------------  --------  --------------  ---------
Net cash provided by (used in) financing activities . . . .     (15,912)            155      (325)              -    (16,082)
                                                             -----------  --------------  --------  --------------  ---------

Net increase (decrease) in cash and cash equivalents. . . .        (487)            969      (123)              -        359

Cash and cash equivalents at beginning of period. . . . . .         554           2,532       364               -      3,450
                                                             -----------  --------------  --------  --------------  ---------

Cash and cash equivalents at end of period. . . . . . . . .  $       67   $       3,501   $   241   $           -   $  3,809
                                                             ===========  ==============  ========  ==============  =========

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)

11.  PREFERRED  STOCK

     During 1998, the Company issued 300,000 shares of Preferred Stock, par value $ .01 per share. Dividends on shares of Preferred Stock are cumulative from the date of issue (whether or not declared) and will be payable when and as may be declared from time to time by the Board of Directors of the Company. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded quarterly. Cumulative preferred dividends in arrears were $24.8 and $32.3 million as of December 28, 2002 and December 27, 2003, respectively. The Preferred Stock will be redeemable at the option of the Company, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets. The Preferred Stock has no voting rights.

12.  SHAREHOLDERS'  DEFICIT

     1998 Executive Stock Option Plan. On April 25, 1998, the Company authorized a non-qualified stock option plan whereby key executives and senior officers may be offered options to purchase the Company's Common Stock. Under the plan, the exercise price set by the Board of Directors of the Company must at least equal the fair market value of the Company's Common Stock at the date of grant. The options begin vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50% provided the optionee is an employee of the Company on the anniversary date and shall expire 10 years after the date of grant. Under certain specified conditions the vesting schedule may be altered. During fiscal 2001, the Company entered into Option Cancellation Agreements (the "Cancellation Agreements") with certain employees and directors (the "Optionees") to cancel all outstanding options which were granted through the cancellation date under the Company's 1998 Stock Option Plan (the "Plan") due to changes in the fair market value of the Company's common stock. The Company provided all of the Optionees with an option cancellation notice detailing the Company's offer for the Optionees to cancel and terminate their respective options in exchange for the commitment of the Company to grant new options under the Plan (the "New Options"), such new grant to be made no earlier than six months and a day after the effective date of the cancellation of the options and at an exercise price equal to the fair market value of the common stock as of the effective date of the grant of the New Options. The Cancellation Agreements provided that, in January 2002 (the "Grant Date"), the Company granted to each of the Optionees a New Option to purchase the number of shares of common stock subject to the options being terminated and cancelled and that such New Option will have an exercise price equal to the fair market value of the common stock as of the Grant Date. The vesting period for the New Options granted to employees was 40% on the Grant Date with an additional 20% to vest on each of the first, second and third anniversaries of the Grant Date. The exercise price at the Grant Date was $5.00 per share. Subsequent grants of 131,000 options were made throughout the

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)

     remainder of fiscal 2002. Such grants begin vesting one year after the date of the grant in four installments of 10%, 15%, 25% and 50% and have an exercise price of $5.00 to $15.13 per share, based on the fair market value at the Grant Date. The weighted-average fair value per share for option grants was $2.33, $0.63 and $1.72 for fiscal years 2001, 2002 and 2003, respectively. The weighted-average remaining contractual life as of December 27, 2003 was 8.5 years.



Following  is  a  summary  of  activity  in  the  plan  for  fiscal  years  2001, 2002 and 2003.

                                  WEIGHTED                         WEIGHTED
                               AVERAGE OPTION                   AVERAGE OPTION
                               EXERCISE PRICE      OPTIONS       EXERCISE PRICE       OPTIONS
                                 PER SHARE($)    OUTSTANDING       PER SHARE($)     EXERCISABLE
                               ---------------  ---------------  -----------------  ------------

Outstanding December 30, 2000            10.60         483,000               10.41       94,450
Granted . . . . . . . . . . .            12.85          11,000                   -            -
Became exercisable. . . . . .                -               -               10.49        4,650
Canceled or expired . . . . .            10.63        (494,000)              10.43      (99,100)
                                                ---------------                     ------------

Outstanding December 29, 2001                -               -                   -            -
Granted . . . . . . . . . . .             5.76         988,775                   -            -
Became exercisable. . . . . .                -               -                5.27      341,710
Canceled or expired . . . . .             5.00         (41,000)               5.00      (17,200)
                                                ---------------                     ------------

Outstanding December 28, 2002             5.54         947,775                5.00      324,510
Granted . . . . . . . . . . .            15.13          48,000                   -            -
Became exercisable. . . . . .                -               -                5.30      173,355
Canceled or expired . . . . .             5.29         (70,000)               5.00       (8,000)
                                                ---------------                     ------------

Outstanding December 27, 2003             6.06         925,775                5.10      489,865
                                                ===============                     ============

     The  Company  grants  certain  directors  options to purchase the Company's
Common Stock from time to time. Options granted during fiscal 2001 begin vesting on the date of grant in three installments of 50%, 25% and 25%, with such options expiring 10 years from the date of grant. All subsequent options granted begin vesting one year after the date of the grant in four installments of 25% each installment, with such options expiring 10 years from the date of grant. The weighted-average fair value per share for option grants was $2.33, $0.63 and $1.72 for fiscal years 2001, 2002 and 2003, respectively. The weighted-average remaining contractual life as of December 27, 2003 was 8.7 years.

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


Following  is  a  summary  of  director  option  activity  for fiscal years 2001, 2002 and 2003.


                                  WEIGHTED                         WEIGHTED
                               AVERAGE OPTION                   AVERAGE OPTION
                               EXERCISE PRICE      OPTIONS       EXERCISE PRICE       OPTIONS
                                 PER SHARE($)    OUTSTANDING       PER SHARE($)     EXERCISABLE
                               ---------------  ---------------  -----------------  ------------

Outstanding December 30, 2000            10.51         126,412               10.41       59,456
Granted . . . . . . . . . . .                -               -                   -            -
Became exercisable. . . . . .                -               -               11.63        2,500
Canceled or expired . . . . .            10.51        (126,412)              10.46      (61,956)
                                                ---------------                     ------------

Outstanding December 29, 2001                -               -                   -            -
Granted . . . . . . . . . . .             5.39         131,412                   -            -
Became exercisable. . . . . .                -               -                5.00       63,206
Canceled or expired . . . . .                -               -                   -            -
                                                ---------------                     ------------

Outstanding December 28, 2002             5.39         131,412                5.00       63,206
Granted . . . . . . . . . . .            15.13           5,000                   -            -
Became exercisable. . . . . .                -               -                5.39       32,853
Canceled or expired . . . . .                -               -                   -            -
                                                ---------------                     ------------

Outstanding December 27, 2003             5.74         136,412                5.13       96,059
                                                ===============                     ============

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

     The fair value for these options was estimated at the date of the grant using the minimum value method with the following assumptions for 2002 and 2003: risk-free interest rate of 3%, no dividend yield and a weighted-average expected life of the options of 4 years.

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


13.   INCOME  TAXES
        The  provision (benefit) for income taxes is comprised of the following:

                                  YEAR ENDED
                  --------------------------------------------
                   DECEMBER 29,   DECEMBER 28,   DECEMBER 27,
                      2001           2002           2003
                  -------------  -------------  --------------
        Current.  $       1,239  $       1,258  $       4,415
        Deferred              -              -        (14,015)
                  -------------  -------------  --------------
                  $       1,239  $       1,258  $      (9,600)
                  =============  =============  ==============

     The reconciliation between the federal statutory tax rate at 34% and the Company's effective tax rate is as follows:


                                                           YEAR ENDED
                                         ----------------------------------------------
                                           DECEMBER 29,    DECEMBER 28,    DECEMBER 27,
                                              2001            2002            2003
                                         --------------  --------------  --------------
        Expected tax expense (benefit).  $      (2,663)  $       5,166   $       5,510
        Provision to return adjustment.              -               -           2,087
        State taxes . . . . . . . . . .              -               -           1,320
        Goodwill. . . . . . . . . . . .          1,483               -               -
        Other . . . . . . . . . . . . .            680           2,473           2,351
        Change in valuation allowance .          1,739          (6,074)        (20,868)
                                         --------------  --------------  --------------
                                         $       1,239   $       1,565   $      (9,600)
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

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


    The  components  of  the  net  deferred  tax  assets  are  as  follows:


                                                       DECEMBER 28,    DECEMBER 27,
                                                           2002            2003
                                                     --------------  --------------

        Total deferred tax assets, current. . . . .  $       2,117   $         844
        Total deferred tax liabilities, current . .           (705)           (274)
        Valuation allowance . . . . . . . . . . . .         (1,412)              -
                                                     --------------  --------------
                 Net deferred tax asset, current. .              -             570
                                                     ==============  ==============

        Total deferred tax assets, long-term. . . .         21,439          16,713
        Total deferred tax liabilities, long-term .         (1,983)         (3,268)
        Valuation allowance . . . . . . . . . . . .        (19,456)              -
                                                     --------------  --------------
                 Net deferred tax assets, long term  $           -   $      13,445
                                                     ==============  ==============

     The sources of the differences between the financial accounting and tax assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:




                                                     DECEMBER 28,    DECEMBER 27,
                                                        2002            2003
                                                    --------------  -------------
Deferred tax assets:
        Fixed asset depreciation differences . . .  $       9,791   $      10,976
        Net operating loss and credit carryforward          5,769           1,841
        Gain on debt purchase. . . . . . . . . . .          2,315           1,881
        Allowance for bad debts. . . . . . . . . .          1,121             563
        Other. . . . . . . . . . . . . . . . . . .          1,417             869
        Gain on asset disposals. . . . . . . . . .              -             465
        Inventory basis differences. . . . . . . .            482             438
        Accrued salaries . . . . . . . . . . . . .            611             256
        Deferred rent. . . . . . . . . . . . . . .          1,138             187
        Deferred revenue . . . . . . . . . . . . .            921              81
                                                    --------------  -------------
Total deferred tax assets. . . . . . . . . . . . .         23,565          17,557

Deferred tax liabilities:
        Goodwill . . . . . . . . . . . . . . . . .            811           2,197
        Deferred financing costs . . . . . . . . .            612             731
        Other. . . . . . . . . . . . . . . . . . .            300             320
        Prepaid expense. . . . . . . . . . . . . .            705             273
        Store pre-opening costs. . . . . . . . . .            269              21
                                                    --------------  -------------
Total deferred tax liability . . . . . . . . . . .          2,697           3,542
                                                    --------------  -------------
        Net deferred tax assets. . . . . . . . . .         20,868          14,015
        Valuation allowance. . . . . . . . . . . .        (20,868)              -
                                                    --------------  -------------
Net deferred tax assets. . . . . . . . . . . . . .  $           -   $      14,015
                                                    ==============  =============

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)

At December 28, 2002 and December 27, 2003, the Company had net operating loss carryforward for tax purposes of $16,967 and $5,413, respectively. These loss carryforwards will expire from 2008 through 2018 if not utilized. Although realization is not assured due to historical taxable income and the probability of future taxable income, management believes it is more likely than not that all of the deferred tax asset will be realized. Accordingly the Company's valuation allowance was fully released in 2003.

14.  EMPLOYEE  BENEFITS

     401(k) Plan. The Company maintains a defined contribution plan whereby substantially all employees who have been employed for at least six consecutive months are eligible to participate. Contributions are made by the Company as a percentage of employee contributions. In addition, discretionary contributions may be made at the direction of the Company's Board of Directors. Total Company contributions were approximately $220, $214 and $235 for fiscal years 2001, 2002 and 2003, respectively.

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

     Certain of the Company's lease agreements contain provisions for scheduled rent increases or provide for occupancy periods during which no rent payment is required. For financial statement purposes, rent expense is recorded based on the total rentals due over the entire lease term and charged to rent expense on a straight-line basis. The difference between the actual cash rentals paid and rent expenses recorded for financial statement purposes is recorded as a deferred rent obligation. At the end of fiscal years 2002 and 2003, deferred rent obligations aggregated approximately $4.6 million and $4.7 million, respectively.

     Rent expense for all locations, net of lease and sublease income, is as follows. For the purposes of this table, base rent expense includes common area maintenance costs. Common area maintenance costs were approximately 21%, 21% and 22% of base rent expense for fiscal years 2001, 2002 and 2003, respectively.

                        EYE CARE CENTERS OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollar amounts in thousands unless indicated otherwise)


                              DECEMBER 29,    DECEMBER 28,    DECEMBER 27,
                                 2001            2002            2003
                            --------------  --------------  --------------

Base rent expense. . . . .  $      38,666   $      40,364   $      41,483
Rent as a percent of sales            266             436             478
Lease and sublease income.         (4,259)         (4,435)         (3,326)
                            --------------  --------------  --------------

Rent expense, net. . . . .  $      34,673   $      36,365   $      38,635
                            ==============  ==============  ==============

     Future minimum lease payments, excluding common area maintenance costs, net of future minimum lease and sublease income under irrevocable operating leases for the next five years and beyond are as follows:


                                         OPERATING   LEASE AND    OPERATING
                                           RENTAL    SUBLEASE       LEASE,
                                          PAYMENTS    INCOME         NET
                                         ----------  -----------  ----------

2004. . . . . . . . . . . . . . . . . .  $   31,941  $   (1,749)  $   30,192
2005. . . . . . . . . . . . . . . . . .      28,846        (914)      27,932
2006. . . . . . . . . . . . . . . . . .      24,720        (624)      24,096
2007. . . . . . . . . . . . . . . . . .      21,035        (414)      20,621
2008. . . . . . . . . . . . . . . . . .      18,210        (225)      17,985
Beyond 2008 . . . . . . . . . . . . . .      34,946        (232)      34,714
                                         ----------  -----------  ----------

Total minimum lease payments/(receipts)  $  159,698  $   (4,158)  $  155,540
                                         ==========  ===========  ==========

16.  COMMITMENTS  AND  CONTINGENCIES

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or consolidated results of operations.


                                                                     SCHEDULE II

                        EYE CARE CENTERS OF AMERICA, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
            (Dollar amounts in thousands unless indicated otherwise)
                                                                                 ADDITIONS
                                                                        --------------------------
                                                                         CHARGED TO     CHARGED TO
                                                         BALANCE AT       CREDITED       CREDITED    DEDUCTIONS      BALANCE
                                                        BEGINNING OF      FROM COST     FROM OTHER     FROM         AT CLOSE
                                                           PERIOD        AND EXPENSES    ACCOUNTS     RESERVE       OF PERIOD
                                                          -------------  -------------  -----------  ------------  ----------

Allowance for doubtful accounts of
   current receivables:
      Year ended December 29, 2001 . . . . . . . . . . .  $       3,937  $         919  $         -  $         -   $    4,856
      Year ended December 28, 2002 . . . . . . . . . . .          4,856              -            -         (565)       4,291
      Year ended December 27, 2003 . . . . . . . . . . .          4,291              -            -         (315)       3,976

Inventory obsolescence reserves:
      Year ended December 29, 2001 . . . . . . . . . . .          1,004             95            -            -        1,099
      Year ended December 28, 2002 . . . . . . . . . . .          1,099              -            -         (422)         677
      Year ended December 27, 2003 . . . . . . . . . . .  $         677  $           -  $         -  $       (81)  $      596