Form 10-Q
period 2004-03-27
EYE CARE CENTERS OF AMERICA INC
filed 2004-05-11
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark  One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2004.

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

           Class                                   Outstanding at May 11, 2004
           -----                                  -----------------------------
   Common  Stock,  $.01  par  value                      7,397,689  shares

================================================================================



                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX

                                                                            PAGE
                                                                          NUMBER
                                                                         -------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at December 27, 2003
                       and March 27, 2004 (Unaudited)                        2

            Condensed Consolidated Statements of Income for the
                       Thirteen Weeks Ended March 29, 2003 (Unaudited)
                       and March 27, 2004 (Unaudited)                        3

            Condensed Consolidated Statements of Cash Flows for the
                       Thirteen Weeks Ended March 29, 2003 (Unaudited)
                       and March 27, 2004 (Unaudited)                        4

            Notes to Condensed Consolidated Financial Statements          5-12

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        13-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20

Item 4.  Controls and Procedures                                            20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   22


                          PART I. FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
                        EYE CARE CENTERS OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                           DECEMBER 27,    MARCH 27,
                                              2003           2004
                                         --------------  -----------
ASSETS. . . . . . . . . . . .              . . . . .     (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents. . . . . .  $       3,809   $   13,331
   Accounts and notes receivable, net .         11,117       12,991
   Inventory. . . . . . . . . . . . . .         25,120       27,728
   Deferred income taxes, net . . . . .            570          570
   Prepaid expenses and other . . . . .          3,696        3,201
                                         --------------  -----------
Total current assets. . . . . . . . . .         44,312       57,821
PROPERTY & EQUIPMENT, net . . . . . . .         51,715       51,365
INTANGIBLE ASSETS . . . . . . . . . . .        107,423      107,423
OTHER ASSETS. . . . . . . . . . . . . .          8,631        8,070
DEFERRED INCOME TAXES, net. . . . . . .         13,445       13,033
                                         --------------  -----------
Total assets. . . . . . . . . . . . . .  $     225,526   $  237,712
                                         ==============  ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . .  $      21,360   $   24,971
   Current maturities of long-term debt         18,980       20,257
   Deferred revenue . . . . . . . . . .          5,743        5,916
   Accrued payroll expense. . . . . . .          5,429        6,587
   Accrued interest . . . . . . . . . .          3,213        5,775
   Other accrued expenses . . . . . . .          8,334       13,414
                                         --------------  -----------
Total current liabilities . . . . . . .         63,059       76,920
LONG TERM DEBT, less current maturities        219,845      208,779
DEFERRED RENT . . . . . . . . . . . . .          4,719        4,690
DEFERRED GAIN . . . . . . . . . . . . .          1,532        1,473
                                         --------------  -----------
Total liabilities . . . . . . . . . . .        289,155      291,862
                                         --------------  -----------
SHAREHOLDERS' DEFICIT:
   Common stock . . . . . . . . . . . .             74           74
   Preferred stock. . . . . . . . . . .         62,169       64,190
   Additional paid-in capital . . . . .         28,259       26,146
   Accumulated deficit. . . . . . . . .       (154,131)    (144,560)
                                         --------------  -----------
Total shareholders' deficit . . . . . . .      (63,629)     (54,150)
                                         --------------  -----------
                                         $     225,526   $  237,712
                                         ==============  ===========

            See Notes to Condensed Consolidated Financial Statements


                         EYE CARE CENTERS OF AMERICA, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (dollars in thousands)


                                                              THIRTEEN WEEKS
                                                                   ENDED
                                                       ---------------------------
                                                            MARCH 29,    MARCH 27,
                                                              2003          2004
                                                         -------------  ----------
  . . . . . . . . . . . . . . . . . . . .                 (Unaudited)  (Unaudited)
NET REVENUES:
   Optical sales . . . . . . . . . . . . . . . . . .        $  101,315  $  111,141
   Management fee. . . . . . . . . . . . . . . . . .             1,026         962
                                                      ----------------  ----------
Total net revenues . . . . . . . . . . . . . . . . .           102,341     112,103

OPERATING COSTS AND EXPENSES:
   Cost of goods sold. . . . . . . . . . . . . . . .            30,259      33,068
   Selling, general and administrative expenses. . .            55,912      59,576
   Amortization of noncompete and other intangibles.                55           -
                                                      ----------------  ----------
Total operating costs and expenses . . . . . . . . .            86,226      92,644
                                                      ----------------  ----------
INCOME FROM OPERATIONS . . . . . . . . . . . . . . .            16,115      19,459
INTEREST EXPENSE, NET. . . . . . . . . . . . . . . .             5,321       4,865
INCOME TAX EXPENSE . . . . . . . . . . . . . . . . .               434       5,023
                                                      ----------------  ----------
NET INCOME . . . . . . . . . . . . . . . . . . . . .        $  10,360   $    9,571
                                                      ================  ==========

            See Notes to Condensed Consolidated Financial Statements


                                 EYE CARE CENTERS OF AMERICA, INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollars in thousands)
                                                                               THIRTEEN WEEKS
                                                                                    ENDED
                                                                      ----------------------------
                                                                            MARCH 29,     MARCH 27,
                                                                               2003         2004
                                                                           -----------  -----------
  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  . (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income . . . . . . . . . . . . . . . . . . . . . . . . .      $    10,360   $    9,571
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization.. . . . . . . . . . . . .            4,422        3,994
             Amortization of debt issue costs. . . . . . . . . . . .              498          441
             Deferred liabilities and other. . . . . . . . . . . . .             (834)         490
        Increase in operating assets and liabilities . . . . . . . .            2,939        8,534
                                                                      ----------------  -----------
Net cash provided by operating activities. . . . . . . . . . . . . .           17,385       23,030
                                                                      ----------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment, net. . . . . . . . .           (3,255)      (3,637)
                                                                      ----------------  -----------
Net cash used in investing activities. . . . . . . . . . . . . . . .           (3,255)      (3,637)
                                                                      ----------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on debt and capital leases. . . . . . . . . . . . .           (5,226)      (9,801)
        Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .              (28)         (70)
                                                                      ----------------  -----------
Net cash used in financing activities. . . . . . . . . . . . . . . .           (5,254)      (9,871)
                                                                      ----------------  -----------
NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . .            8,876        9,522
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . .            3,450        3,809
                                                                      ----------------  -----------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . .      $    12,326   $   13,331
                                                                      ================  ===========

            See Notes to Condensed Consolidated Financial Statements

                        EYE CARE CENTERS OF AMERICA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS  OF  PRESENTATION

     The condensed consolidated financial statements include all of our accounts, our wholly owned subsidiaries' accounts and certain private optometrists' accounts for whom we perform management services (the "ODs"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation.

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet for the year ended December 27, 2003 was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week period March 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2005 ("fiscal 2004"). For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 27, 2003 ("fiscal 2003").

2.  CRITICAL  ACCOUNTING  POLICIES

     Critical accounting policies are those that require us to make assumptions that are difficult or complex about matters that are uncertain and may change in subsequent periods, resulting in changes to reported results.

     The majority of these accounting policies do not require us to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical. We have discussed these critical accounting policies with the audit committee of the Board of Directors.

- Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $3.2 million at March 27, 2004.

- Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out
(FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $1.0 million at March 27, 2004.

- Intangible assets represent approximately 45% of our assets and consist of the amounts by which the purchase price exceeds the market value of acquired net assets ("goodwill"), management agreements and noncompete agreements. Goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us.

- Valuation allowances for deferred tax assets reduce deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable due to taxable losses. Although realization is not assured due to historical taxable income and the probability of future taxable income, we believe it is more likely than not that all of the deferred tax asset will be realized.

- We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers' stop loss insurance policy to cover individual claims in excess of $150,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $1.4 million, which is included in other accrued expenses, as of March 27, 2004 is adequate to cover future benefit payments for claims that occurred prior to March 27, 2004.

3.  RELATED  PARTY  TRANSACTIONS

     In connection with the recapitalization of the company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998. Pursuant to the management agreement, in addition to one time fees that were payable to THL Advisors at the time of the recapitalization, THL Advisors is entitled to receive (i) management and other consulting services fees of $500,000 per year, payable quarterly in advance,
(ii) one percent (1.0%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition, (iii) reimbursement of out-of-pocket expenses and (iv) indemnification for certain liabilities incurred in connection with the provision of services under the management agreement. For each of the thirteen week periods ended March 29, 2003 and March 27, 2004, we paid THL Advisors aggregate fees and expenses of approximately $125,000, related to the management agreement. The management agreement continues unless and until terminated by mutual consent of the parties in writing, for so long as THL Advisors provides management and other consulting services to us.

     During fiscal 1998, Bernard W. Andrews, one of our directors and who was our Chief Executive Officer at the time, purchased $1.0 million of our common stock, which was paid for by the delivery by Mr. Andrews of a promissory note payable to us with and original purchase amount of $1.0 million. Mr. Andrews' promissory note is accruing interest at a fixed annual rate of 9.0% and is secured by 96,061 shares of our common stock held by Bernard W. Andrews Revocable Trust U/A. As of December 27, 2004, the accrued interest amount of Mr. Andrews' promissory note was $456,500.

4.  INCOME  TAXES

     We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

5.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION (DOLLARS IN THOUSANDS)




                                        THIRTEEN        THIRTEEN
                                       WEEKS ENDED     WEEKS ENDED
                                         MARCH 29,       MARCH 27,
                                           2003            2004
                                       -------------  ------------
   . . . . . . . . . . . .              (UNAUDITED)    (UNAUDITED)

Cash paid for interest. . . . . . . .  $         706  $      1,868
Dividends accrued on preferred stock.  $       1,779  $      2,021
Cash paid for taxes . . . . . . . . .  $         419  $         60

6.  NEW  ACCOUNTING  PRONOUNCEMENTS

     On April 30, 2002, SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was approved by the FASB. As a result, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion 30. We adopted the statement on December 29, 2002. While the adoption of SFAS 145 resulted in the reclassification of extraordinary gain to ordinary gain, the adoption of SFAS 145 did not have a significant impact on our results of operations or financial position.

     In December 2002, SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued by the FASB. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the statement on December 29, 2002 and continue to account for stock-based employee compensation under the intrinsic value method. As all options are granted at fair market value, there is no compensation expense recorded for option grants. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma calculations include only the effects of 2002 and 2003 grants as all grants previous to 2002 were exercised or cancelled. As such, the impacts are not necessarily indicative of the effects on reported net income of future years. Our pro forma net income for the thirteen weeks ended March 29, 2003 and March 27, 2004 are as follows:


                                                        THIRTEEN
                                                       WEEKS ENDED
                                               -------------------------
                                                MARCH 29,      MARCH 27,
                                                  2003           2004
                                               -------------  ----------
   . . . . . . . . . . . . . . . .              (UNAUDITED)  (UNAUDITED)
Net income. . . . . . . . . . . . . . . . . .  $      10,360  $    9,571
Fair value based method compensation expense.             37          40
                                               -------------  ----------
Pro forma net income. . . . . . . . . . . . .  $      10,323  $    9,531
                                               =============  ==========

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). As a result, a variable interest entity is to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The interpretation also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. On December 24, 2003, the FASB issued a revision to FIN 46, Revised Interpretation 46 ("FIN 46R"). FIN 46R codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions and supercedes FIN 46 to include (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider (a) whether an entity is a variable interest entity or (b) which party is the primary beneficiary of a variable interest entity, and (4) revising Appendix B of FIN 46 to provide additional guidance on what constitutes a variable interest. We adopted FIN 46R on December 27, 2003 and the adoption did not have a significant impact on our results of operations or financial position.

7.  SUBSEQUENT  EVENT

     On May 7, 2004, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "SEC") for an initial public offering of Income Units, where each Income Unit will represent a share of our newly issued class A common stock and a newly issued senior subordinated note. The transactions contemplated by this Registration Statement are subject to SEC approval and we can provide no assurance that these transactions will be completed. A copy of the Registration Statement is publicly available at http://www.sec.gov.

8.  CONDENSED  CONSOLIDATING  INFORMATION  (UNAUDITED)

     The $100.0 million in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $30.0 million in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the "Notes") were issued by us and are guaranteed by all of our subsidiaries but are not guaranteed by ODs. The subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents (i) our financial position, results of operations and cash flows, as parent, as if we accounted for our subsidiaries using the equity method, (ii) the subsidiaries, and (iii) ODs. There were no transactions between the subsidiaries during any of the periods presented. Separate financial statements of the subsidiaries are not presented herein as we do not believe that such statements would be material to investors.


                                        CONSOLIDATING BALANCE SHEET
                                             DECEMBER 27, 2003

                                                       Guarantor                              Consolidated
                                         Parent       Subsidiaries    ODs       Eliminations    Company
                                         -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents. . . . . .  $       67   $       3,501   $   241   $           -   $   3,809
   Accounts and notes receivable. . . .     166,924          48,875     2,847        (207,529)     11,117
   Inventory. . . . . . . . . . . . . .           -          22,941     2,179               -      25,120
   Deferred income taxes, net . . . . .         570               -         -               -         570
   Prepaid expenses and other . . . . .           -           3,648        48               -       3,696
                                         -----------  --------------  --------  --------------  ----------
Total current assets. . . . . . . . . .     167,561          78,965     5,315        (207,529)     44,312
Property and equipment. . . . . . . . .           -          51,715         -               -      51,715
Intangibles . . . . . . . . . . . . . .         166         107,195        87             (25)    107,423
Other assets. . . . . . . . . . . . . .       6,414           2,217         -               -       8,631
Deferred income taxes, net. . . . . . .      13,445               -         -               -      13,445
Investment in subsidiaries. . . . . . .      (6,952)              -         -           6,952           -
                                         -----------  --------------  --------  --------------  ----------
Total Assets. . . . . . . . . . . . . .  $  180,634   $     240,092   $ 5,402   $    (200,602)  $ 225,526
                                         ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable . . . . . . . . . .  $      341   $     221,829   $ 6,719   $    (207,529)  $  21,360
   Current portion of long-term debt. .      18,750             230         -               -      18,980
   Deferred revenue . . . . . . . . . .         512           4,785       446               -       5,743
   Accrued payroll expense. . . . . . .           -           5,027       402               -       5,429
   Accrued interest . . . . . . . . . .       3,213               -         -               -       3,213
   Other accrued expenses . . . . . . .         246           6,889     1,199               -       8,334
                                         -----------  --------------  --------  --------------  ----------
Total current liabilities . . . . . . .      23,062         238,760     8,766        (207,529)     63,059
Long-term debt, less current maturities     217,789           2,056         -               -     219,845
Deferred rent . . . . . . . . . . . . .           -           4,570       149               -       4,719
Deferred gain . . . . . . . . . . . . .       1,213             319         -               -       1,532
                                         -----------  --------------  --------  --------------  ----------
Total liabilities . . . . . . . . . . .     242,064         245,705     8,915        (207,529)    289,155
                                         -----------  --------------  --------  --------------  ----------
Shareholders' deficit:
   Common stock . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock. . . . . . . . . . .      62,169               -         -               -      62,169
   Additional paid-in capital . . . . .      30,458              25    (2,199)            (25)     28,259
   Accumulated deficit. . . . . . . . .    (154,131)         (5,638)   (1,314)          6,952    (154,131)
                                         -----------  --------------  --------  --------------  ----------
Total shareholders' deficit . . . . . . .   (61,430)         (5,613)   (3,513)          6,927     (63,629)
                                         -----------  --------------  --------  --------------  ----------
                                         $  180,634   $     240,092   $ 5,402   $    (200,602)  $ 225,526
                                         ===========  ==============  ========  ==============  ==========


                                     CONDENSED CONSOLIDATING INCOME STATEMENT
                                    FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2003


                                                                   Guarantor                          Consolidated
                                                     Parent      Subsidiaries    ODs      Eliminations    Company
                                                     ----------  --------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . . . .  $   49,237  $      31,377   $20,701  $           -   $101,315
   Management fees. . . . . . . . . . . . . . . . .         217          6,928         -         (6,119)     1,026
   Equity earnings in subsidiaries. . . . . . . . .      11,833              -         -        (11,833)         -
                                                     ----------  --------------  -------  --------------  --------
Total net revenues. . . . . . . . . . . . . . . . .      61,287         38,305    20,701        (17,952)   102,341
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . . . .      15,643         10,420     4,196              -     30,259
   Selling, general and administrative expenses . .      29,695         17,280    15,056         (6,119)    55,912
   Amortization of noncompete and other intangibles           -             55         -              -         55
                                                     ----------  --------------  -------  --------------  --------
Total operating costs and expenses. . . . . . . . .      45,338         27,755    19,252         (6,119)    86,226
                                                     ----------  --------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . . . .      15,949         10,550     1,449        (11,833)    16,115
Interest expense, net . . . . . . . . . . . . . . .       5,155            164         2              -      5,321
Income tax expense. . . . . . . . . . . . . . . . .         434           (579)      579              -        434
                                                     ----------  --------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . . . .  $   10,360  $      10,965   $   868  $     (11,833)  $ 10,360
                                                     ==========  ==============  =======  ==============  ========



                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2003

                                                                          Guarantor                           Consolidated
                                                            Parent       Subsidiaries    ODs     Eliminations    Company
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   10,360   $      10,965   $ 868   $     (11,833)  $ 10,360
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . .       2,649           1,773       -               -      4,422
   Amortization of debt issue costs. . . . . . . . . . . .         498               -       -               -        498
   Deferred liabilities and other. . . . . . . . . . . . .        (633)             82    (283)              -       (834)
   Equity earnings in subsidiaries . . . . . . . . . . . .     (11,833)              -       -          11,833          -
   Increase/(decrease) in operating assets and liabilities      14,427         (10,887)   (601)              -      2,939
                                                            -----------  --------------  ------  --------------  ---------
Net cash provided by (used in) operating activities. . . .      15,468           1,933     (16)              -     17,385
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . .      (2,864)           (391)      -               -     (3,255)
                                                            -----------  --------------  ------  --------------  ---------
Net cash used in investing activities. . . . . . . . . . .      (2,864)           (391)      -               -     (3,255)
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases . . . . . . . . . .      (5,202)            (24)      -               -     (5,226)
   Payments for financing fees . . . . . . . . . . . . . .         (28)              -       -               -        (28)
                                                            -----------  --------------  ------  --------------  ---------
Net cash used in financing activities. . . . . . . . . . .      (5,230)            (24)      -               -     (5,254)
                                                            -----------  --------------  ------  --------------  ---------
Net Increase/(decrease) in cash and cash equivalents . . .       7,374           1,518     (16)              -      8,876
Cash and cash equivalents at beginning of period . . . . .         554           2,532     364               -      3,450
                                                            -----------  --------------  ------  --------------  ---------
Cash and cash equivalents at end of period . . . . . . . .  $    7,928   $       4,050   $ 348   $           -   $ 12,326
                                                            ===========  ==============  ======  ==============  =========


                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                                  MARCH 27, 2004

                                                              Guarantor                              Consolidated
                                                Parent       Subsidiaries    ODs       Eliminations    Company
                                                -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . .  $      125   $      12,807   $   399   $           -   $  13,331
   Accounts and notes receivable . . . . . . .     155,739          50,697     4,396        (197,841)     12,991
   Inventory . . . . . . . . . . . . . . . . .           -          25,463     2,265               -      27,728
   Deferred income taxes . . . . . . . . . . .         570               -         -               -         570
   Prepaid expenses and other. . . . . . . . .           -           3,154        47               -       3,201
                                                -----------  --------------  --------  --------------  ----------
Total current assets . . . . . . . . . . . . .     156,434          92,121     7,107        (197,841)     57,821

Property and equipment . . . . . . . . . . . .           -          51,299        66               -      51,365
Intangibles. . . . . . . . . . . . . . . . . .         166         107,195        87             (25)    107,423
Other assets . . . . . . . . . . . . . . . . .       6,415           1,655         -               -       8,070
Deferred income taxes. . . . . . . . . . . . .      13,033               -         -               -      13,033
Investment in subsidiaries . . . . . . . . . .       7,345          (7,345)        -               -           -
                                                -----------  --------------  --------  --------------   --------
Total assets . . . . . . . . . . . . . . . . .  $  183,393   $     252,270   $ 7,260   $    (205,211)  $ 237,712
                                                ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Accounts payable. . . . . . . . . . . . . .  $      162   $     213,890   $ 8,760   $    (197,841)  $  24,971
   Current portion of long-term debt . . . . .      20,000             257         -               -      20,257
   Deferred revenue. . . . . . . . . . . . . .          33           5,424       459               -       5,916
   Accrued payroll expense . . . . . . . . . .           -           6,246       341               -       6,587
   Accrued interest. . . . . . . . . . . . . .       5,775               -         -               -       5,775
   Other accrued expenses. . . . . . . . . . .          24          12,437       953               -      13,414
                                                -----------  --------------  --------  --------------  ----------
Total current liabilities. . . . . . . . . . .      25,994         238,254    10,513        (197,841)     76,920
Long-term debt, less current maturities. . . .     206,801           1,978         -               -     208,779
Deferred rent. . . . . . . . . . . . . . . . .           -           4,533       157               -       4,690
Deferred gain. . . . . . . . . . . . . . . . .       1,213             260         -               -       1,473
                                                -----------  --------------  --------  --------------  ----------
Total liabilities. . . . . . . . . . . . . . .     234,008         245,025    10,670        (197,841)    291,862
Shareholders' equity/(deficit)
   Common stock. . . . . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock . . . . . . . . . . . . . .      64,190               -         -               -      64,190
   Additional paid-in capital. . . . . . . . .      29,681          (1,016)   (2,494)            (25)     26,146
  Accumulated equity/(deficit) . . . . . . . .    (144,560)          8,261      (916)         (7,345)   (144,560)
                                                -----------  --------------  --------  --------------  ----------
Total shareholders' equity/(deficit) . . . . . .   (50,615)          7,245    (3,410)         (7,370)    (54,150)
                                                -----------  --------------  --------  --------------  ----------
                                                $  183,393   $     252,270   $ 7,260   $    (205,211)  $ 237,712
                                                ===========  ==============  ========  ==============  ==========


                                    CONDENSED CONSOLIDATING INCOME STATEMENT
                                   FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2004

                                                                Guarantor                           Consolidated
                                                 Parent       Subsidiaries   ODs        Eliminations    Company
                                                 -----------  -------------  ---------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $     (214)  $      88,306  $ 23,049   $           -   $111,141
   Management fees. . . . . . . . . . . . . . .          75           7,641         -          (6,754)       962
   Equity earnings in subsidiaries. . . . . . .      14,297               -         -         (14,297)         -
                                                 -----------  -------------  ---------  -------------- ---------
Total net revenues. . . . . . . . . . . . . . .      14,158          95,947    23,049         (21,051)   112,103
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .       1,017          27,680     4,371               -     33,068
   Selling, general and administrative expenses      (1,070)         49,886    17,514          (6,754)    59,576
                                                 -----------  -------------  ---------  --------------  --------
Total operating costs and expenses. . . . . . .         (53)         77,566    21,885          (6,754)    92,644
                                                 -----------  -------------  ---------  --------------  --------
Income from operations. . . . . . . . . . . . .      14,211          18,381     1,164         (14,297)    19,459
Interest expense, net . . . . . . . . . . . . .       4,243             620         2               -      4,865
Income tax expense. . . . . . . . . . . . . . .         397           3,862       764               -      5,023
                                                 -----------  -------------  ---------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . .  $    9,571   $      13,899  $    398   $     (14,297)  $  9,571
                                                 ===========  =============  =========  ==============  ========



                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2004

                                                                           Guarantor                          Consolidated
                                                            Parent       Subsidiaries    ODs     Eliminations    Company
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $    9,571   $      13,899   $ 398   $     (14,297)  $  9,571
Adjustments to reconcile net income to net
   Cash provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . .           -           3,994       -               -      3,994
   Amortization of debt issue costs. . . . . . . . . . . .          13             428       -               -        441
   Deferred liabilities and other. . . . . . . . . . . . .         (67)            536      21               -        490
   Equity earnings in subsidiaries . . . . . . . . . . . .     (14,297)          1,917       -          12,380          -
   Increase/(decrease) in operating assets and liabilities      14,588          (5,863)   (191)              -      8,534
                                                            -----------  --------------  ------  --------------  ---------
Net cash provided by operating activities. . . . . . . . .       9,808          14,911     228          (1,917)    23,030
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . .           -          (3,637)      -               -     (3,637)
                                                            -----------  --------------  ------  --------------  ---------
Net cash used in investing activities. . . . . . . . . . .           -          (3,637)      -               -     (3,637)
                                                            -----------  --------------  ------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases . . . . . . . . . .      (9,750)            (51)      -               -     (9,801)
   Other . . . . . . . . . . . . . . . . . . . . . . . . .           -               -     (70)              -        (70)
                                                            -----------  --------------  ------  --------------  ---------
Net cash used in financing activities. . . . . . . . . . .      (9,750)            (51)    (70)              -     (9,871)
                                                            -----------  --------------  ------  --------------  ---------
Net increase in cash and cash equivalents. . . . . . . . .          58          11,223     158          (1,917)     9,522
Cash and cash equivalents at beginning of period . . . . .          67           3,501     241               -      3,809
                                                            -----------  --------------  ------  --------------  ---------
Cash and cash equivalents at end of period . . . . . . . .  $      125   $      14,724   $ 399   $      (1,917)  $ 13,331
                                                            ===========  ==============  ======  ==============  =========

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are the third largest optical retail chain as measured by net revenues and the largest company focused solely on the optical retail sector in the United States. We currently operate 374 stores in 33 states, including 310 directly-owned optical stores and 64 stores owned by an optometrist's professional entity and managed by us under management agreements. We operate in the $16.3 billion optical retail market. We believe that key drivers of our performance include (i) maximizing our store profitability, (ii) increasing transactions by offering both convenience and value to our customers, (iii) capitalizing on the continued role of managed vision care, and (iv) actively managing our store base in targeted markets.

     We have focused on improving operating efficiencies and growing sales by offering convenience and value to our customers. During the first quarter of fiscal 2004, we continued to focus on our value retail promotion of two complete pairs of single vision eyewear for $99. Optical sales increased 9.7% and comparable transaction volume increased 3.1% when compared to the first quarter of fiscal 2003. We believe these increases were largely the result of increased promotional activity and overall improvement in the optical market.

     We believe that optical retail sales through funded managed vision care programs will continue to increase over the next several years. We have made a strategic decision to pursue funded managed vision care relationships in order to help our retail business grow. Our net revenues derived from funded managed care plans grew at the rate of 2.0% during the first quarter of fiscal 2004 as compared to the first quarter of fiscal 2003. Discount managed care programs will play a less significant role in our sales as our value retail offer becomes more developed throughout our stores. Discount insurance programs consist of relationships where the customer receives a pre-agreed upon discount on eye care products and often our value promotion prices are lower than these discount prices.

     While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally require less promotional spending and advertising support by us. We believe that the increased volume resulting from managed vision care relationships also compensates for the lower average ticket price per transaction. During the first quarter of fiscal 2004, approximately 30.0% of our optical revenues were derived from managed vision care programs which is approximately the percentage of penetration that we expect managed vision care revenues to normalize at as our transition to funded programs develops and our retail value offer displaces discount managed vision care plans. We believe that the role of managed vision care will continue to benefit us and other large optical retail chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

RESULTS  OF  OPERATIONS

     The following table sets forth the percentage relationship to net revenues of certain income statement data. The period-to-period comparison of financial results is not necessarily indicative of future results.


                                                                THIRTEEN
                                                               WEEKS ENDED
                                                     ------------------------------
                                                      MARCH 29,           MARCH 27,
                                                        2003                2004
                                                     ------------        ----------
STATEMENT OF INCOME DATA:
NET REVENUES:
   Optical sales. . . . . . . . . . . . . . . .         99.0 %              99.1 %
   Management fee . . . . . . . . . . . . . . .          1.0           .     0.9
                                                     --------             --------
Total net revenues. . . . . . . . . . . . . . .        100.0           .   100.0

OPERATING COSTS AND EXPENSES:
   Cost of goods sold . . . . . . . . . . . . .         29.9 *              29.8  *
   Selling, general and administrative expenses         55.2 *              53.6  *
   Amortization of intangibles. . . . . . . . .          0.1           .     0.0
                                                     --------             --------
Total operating costs and expenses. . . . . . .         84.3           .    82.6
                                                     --------             --------
INCOME FROM OPERATIONS. . . . . . . . . . . . .         15.7           .    17.4
INTEREST EXPENSE, NET . . . . . . . . . . . . .          5.2           .     4.3
INCOME TAX EXPENSE. . . . . . . . . . . . . . .          0.4           .     4.5
                                                     --------             --------
NET INCOME. . . . . . . . . . . . . . . . . . .         10.1 %               8.5  %
                                                     ========             ========

*  Percentages based on optical sales only

     The following is a discussion of certain factors affecting our results of operations from the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2004 and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

THE THIRTEEN WEEKS ENDED MARCH 27, 2004 COMPARED TO THE THIRTEEN WEEKS ENDED MARCH 29, 2003.

Net Revenues. The increase in net revenues to $112.1 million for the thirteen weeks ended March 27, 2004 from $102.3 million for the thirteen weeks ended March 29, 2003 was largely the result of the addition of ten new stores, nine of which were in the Atlanta market, during the last three quarters of fiscal 2003 and a comparable store sales increase of 4.9% compared to the first quarter of fiscal 2003. Transaction volume increased by 3.1% compared to the first quarter of fiscal 2003 and average ticket prices increased by 2.1% compared to the first quarter of fiscal 2003. The increase in comparable store sales and transaction volume was the result of an overall improvement in the retail optical market and an increase in promotional activity in the first quarter of fiscal 2004. The increase in average ticket prices was largely the result of the increase in the sales mix of branded product which has a higher price point than non-branded frames. Funded managed vision care sales increased by 2.0% compared to the first quarter of fiscal 2003. Total managed vision care sales decreased by 5.2% compared to the first quarter of fiscal 2003. The total managed vision care sales decline was primarily due to the discontinuation of our participation in discount, affinity and medicaid plans and the shift of managed care participants to our retail value promotion. In addition, we opened three stores in the first quarter of fiscal 2004.

Gross Profit. Gross profit increased to $78.1 million for the thirteen weeks ended March 27, 2004 from $71.1 million for the thirteen weeks ended March 29, 2003, primarily as a result of an increase in the sales of higher margin products. Gross profit as a percentage of optical sales increased to 70.2% for the thirteen weeks ended March 27, 2004 as compared to 70.1% for the thirteen weeks ended March 29, 2003. This relatively flat trend was largely due to increased efficiencies in our lab processes which offset the increase in mix of branded frames which have a higher acquisition cost than non-branded frames.

Selling General & Administrative Expenses (SG&A). SG&A increased to $59.6 million for the thirteen weeks ended March 27, 2004 from $55.9 million for the thirteen weeks ended March 29, 2003 which is consistent with the increase in sales. SG&A, as a percentage of optical sales, decreased to 53.6% for the thirteen weeks ended March 27, 2004 from 55.2% for the thirteen weeks ended March 29, 2003. This percentage decrease was primarily due to increased sales from more effective advertising promotions with advertising declining as a percentage of sales despite a minor increase in expenditures. We also achieved economies of scale in occupancy expense as the expense remained flat compared to the first quarter of fiscal 2003 while sales improved.

Amortization Expense. No amortization expense occurred for the thirteen weeks ended March 27, 2004 as compared to $0.1 million for the thirteen weeks ended
March  29,  2003.  Our  intangible  balances  have  been  fully  amortized.

Net Interest Expense. Net interest expense decreased to $4.9 million for the thirteen weeks ended March 27, 2004 from $5.3 million for the thirteen weeks ended March 29, 2003. This decrease was primarily due to lower outstanding debt balances as compared to the first quarter of fiscal 2003.

Income Tax Expense. Income tax expense increased to $5.0 million for the thirteen weeks ended March 27, 2004 from a $0.4 million expense for the thirteen weeks ended March 29, 2003, due to the utilization of our net operating loss deduction in the first quarter of fiscal 2004. During the first quarter of fiscal 2003, our net operating loss fully offset taxable income and in the first quarter of 2004 our remaining net operating loss balance was utilized.

Net Income. Net income decreased to $9.6 million for the thirteen weeks ended March 27, 2004 from $10.4 million for the thirteen weeks ended March 29, 2003 primarily as a result of the increase in income tax expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Our capital requirements are driven principally by our obligations to service debt and to fund the following costs:

-     Construction  of  new  stores
-     Repositioning  of  existing  stores

-     Purchasing  inventory  and  equipment
-     Leasehold  improvements

     The amount of capital available to us will affect our ability to service our debt obligations and to continue to grow our business through expanding the number of stores and increasing comparable store sales.

SOURCES  OF  CAPITAL

     Our principal sources of capital are from cash on hand, cash flows from operating activities and funding from our credit facility. Cash flows from operating activities provided net cash of $23.0 million for the thirteen weeks ended March 27, 2004 and $17.4 million for the thirteen weeks ended March 29, 2003. As of March 27, 2004 we had $13.3 million of cash available to meet our obligations.

     Payments on debt have been our principal financing activity. Cash flows from financing activities used net cash of $9.9 million for the thirteen weeks ended March 27, 2004 compared to $5.3 million for the thirteen weeks ended March 29, 2003.

     Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was a deficit of $19.1 million for the thirteen weeks ended March 27, 2004. Our level of working capital has remained relatively consistent from March 29, 2003.

     Capital expenditures were $3.6 million for the thirteen weeks ended March 27, 2004 compared to $3.3 million for the thirteen weeks ended March 29, 2003. Capital expenditures for all of 2004 are projected to be approximately $11.0 million. Of the planned 2004 capital expenditures, approximately $3.4 million is related to commitments to new stores and approximately $7.6 million is expected to be for maintenance of existing facilities and systems.

LONG-TERM  DEBT

     CREDIT FACILITY. Our existing credit facility consists of (i) a $55.0 million term loan facility (the "Term Loan A"); (ii) a $62.0 million term loan facility (the "Term Loan B"); and (iii) a $25.0 million revolving credit facility (the "Revolver" and together with the Term Loan A and Term Loan B, the "Facilities").

     Borrowings under the Facilities accrue interest, at our option, at the Base Rate or the LIBOR rate, plus the applicable margin. The Base Rate is a floating rate equal to the higher of the overnight Federal Funds Rate plus 1/2% or the Fleet prime rate. The margins applicable to the Base Rate and LIBOR for each of the Facilities are set forth in the following table.



FACILITY    BASE RATE MARGIN     LIBOR MARGIN
------------    -----------------    -------------
Term Loan A.                3.25%            4.25%
------------    -----------------    -------------
Term Loan B.                3.75%            4.75%
------------    -----------------    -------------
Revolver . .                3.50%            4.50%
------------    -----------------    -------------

     In connection with the borrowings made under the Facilities, we incurred approximately $4.8 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the Facilities. The unamortized amount of debt issuance costs as of March 27, 2004 related to the Facilities was $3.2 million.

     At March 27, 2004, we had $129.8 million in notes payable outstanding evidenced by the Exchange Notes, $35.0 million and $62.0 million in term loans outstanding under the Term Loan A and Term Loan B, respectively, and $2.2 million in capital lease and equipment obligations. We had $22.8 million of our revolving credit facility available to finance working capital requirements and general corporate purposes as of March 27, 2004.

     The Facilities are collateralized by all of our tangible and intangible assets, including the stock of our subsidiaries. In addition, we must meet certain financial covenants including minimum EBITDA, interest coverage, leverage ratio and capital expenditures. As of March 27, 2004, we were in compliance with all of our financial covenants.

     NOTES. In 1998, we issued $100.0 million aggregate principal amount of our 9 1/8% Senior Subordinated Notes due 2008 (the "Fixed Rate Notes") and $50.0 million aggregate principal amount of our Floating Interest Rate Subordinated Term Securities due 2008 (the "Floating Rate Notes" and, together with the Fixed Rate Notes, the "Notes"). We used a portion of the initial borrowings under the Facilities to redeem $20.0 million of the Floating Rate Notes. Interest on the Notes is payable semiannually on May 1 and November 1 of each year until maturity. Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum. The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR plus 3.98%. The Fixed Rate Notes and Floating Rate Notes are not entitled to the benefit of any mandatory sinking fund.


     The Notes are guaranteed on a senior subordinated basis by all of our subsidiaries. The Notes and related guarantees:

-    are  general  unsecured  obligations  of  ours  and  our  guarantors;
- are subordinated in right of payment to all current and future senior indebtedness including indebtedness under the Facilities; and
- rank pari passu in right of payment with any of our future senior subordinated indebtedness or of our guarantors and senior in right of payment with any of our future subordinated obligations or our guarantors.

     We may redeem the Notes, at our option, in whole at any time or in part from time to time. The redemption prices for the Fixed Rate Notes are set forth below for the 12-month periods beginning May 1 of the year set forth below, plus in each case, accrued interest to the date of redemption:



YEAR. . . . .     . . .  REDEMPTION PRICE
-------------------      -----------------

2004. . . . . . . .               103.042%
2005. . . . . . . .               101.521%
2006 and thereafter               100.000%

     Beginning on May 1, 2003, the Floating Rate Notes became redeemable at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption.

     The indenture governing the Notes contains certain covenants that, among other things, limit our and each of our guarantors' ability to:

-     incur  additional  indebtedness;
-     pay dividends or make other distributions in respect of its capital stock;
-     purchase  equity  interests  or  subordinated  indebtedness;
-     create  certain  liens;
-     enter  into  certain  transactions  with  affiliates;
-     consummate  certain  asset  sales;  and
-     merge  or  consolidate.

     PREFERRED STOCK. In 1998, we issued 300,000 shares of a new series of preferred stock (the "Preferred Stock"), par value $.01 per share. Dividends on shares of the Preferred Stock are cumulative from the date of issue (whether or not declared) and are payable when and as may be declared from time to time by our Board of Directors. Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded annually. The Preferred Stock will be redeemable at our option, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets.

     CONTRACTUAL OBLIGATIONS. We are committed to make cash payments in the future on the following types of agreements:

-     Long  term  debt;  and
-     Operating  leases  for  stores  and  office  facilities.

The following table reflects a summary of our contractual obligations as of March 27, 2004:



                                                               Payments due by period
                                                              -----------------------         More
                                                Total   Less than 1    1 to 3    3 to 5      than 5
   . . . . . . . . . . .                                 .  Year        Years     Years       Years
                                               ---------  -------  ------------  --------  --------

Long Term Debt. . . . . . . . .                 $226,800  $20,000       $35,000   $171,800  $     -
Capital Lease Obligations . . .                    2,236      257           581      1,039      359
Operating Leases. . . . . . . .                  157,816   32,189        53,821     40,335   31,471
Purchase Obligations. . . . . .                        -        -             -         -         -
                                                 -------  -------  ------------  --------  --------
Total future principal payments
   on contractual obligations .                 $386,852  $52,446       $89,402   $213,174  $31,830
                                                 =======  =======  ============   ======== ========


     We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.

     FUTURE CAPITAL RESOURCES. Based upon current operations, anticipated cost savings and future growth, we believe that our cash flow from operations, together with borrowings currently available under the Revolver, are adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve (12) months. Our ability to satisfy our financial covenants under the Facilities, to meet our debt service obligations and to reduce our debt will depend on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. In the event we do not satisfy our financial covenants set forth in the Facilities, we may attempt to renegotiate the terms of the

Facilities with our lenders for further amendments to, or waivers of, the financial covenants of the Facilities. We believe that our ability to repay the Term Loan A and Term Loan B and amounts outstanding under the Revolver at maturity will likely require additional financing. We cannot assume that additional financing will be available to us. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

INFLATION

     The impact of inflation on our operations has not been significant to date. While we do not believe our business is highly sensitive to inflation, there can be no assurance that a high rate of inflation would not have an adverse impact on our operations.

SEASONALITY  AND  QUARTERLY  RESULTS

     Our sales fluctuate seasonally. Historically, our highest sales and earnings occur in the first and third fiscal quarters; however, the opening of new stores may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.

FORWARD-LOOKING  STATEMENTS

     Certain statements contained herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the risk and other factors set forth under "Risk Factors" in our Annual Report on Form 10-K for fiscal 2003 as well as the following: general economic and business conditions; industry trends; the loss of major customers, suppliers or managed vision care contracts; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital. SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING OUR PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) OUR ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE OUR WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR OUR OBLIGATIONS;
(III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS; (IV) INDUSTRY SALES GROWTH; (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES; (VI) DEMOGRAPHIC TRENDS; (VII) OUR MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS; (VIII) OUR ABILITY TO OBTAIN ADDITIONAL

FINANCING TO REPAY OUR CREDIT FACILITY OR NOTES AT MATURITY AND (IX) THE CONTINUED MEDICAL INDUSTRY EFFORTS TO REDUCE MEDICAL COSTS AND THIRD PARTY REIMBURSEMENTS.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the first quarter of fiscal 2004. For further discussion, refer to our annual report on Form 10-K for the year ended December 27, 2003.

     Our primary market risk exposure is interest rate risk. As of March 27, 2004, $127.0 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates with specific vulnerability to changes in LIBOR. For every two hundred basis point change in the average interest rate under our $127.0 million in long-term borrowings, our annual interest expense would change by approximately $2.5 million.

     In the event of an adverse change in interest rates, we could take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM  4.     CONTROLS  AND  PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 27, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the thirteen weeks ended March 27, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate, that we have deemed to be material to our business or our financial condition that have arisen during the first quarter of fiscal 2004. For further discussion, refer to our annual report on Form 10-K for the year ended December 27, 2003.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


(a)  The  following  documents  are  filed  as  part  of  this  report.



3.1  Restated Articles of Incorporation of Eye Care Centers of America, Inc. (a)

3.2  Statement  of  Resolution  of the Board of Directors of Eye Care Centers of
     America,  Inc.  designating  a  series  of  Preferred  Stock.  (a)
3.3  Amended  and  Restated  By-laws  of  Eye  Care Centers of America, Inc. (a)
4.1  Indenture,  dated  as of April 24, 1998, among Eye Care Centers of America,
     Inc.,  the  Guarantors named therein and United States Trust Company of New
     York,  as  Trustee  for  the  9 1/8% Senior Subordinated Notes Due 2008 and
     Floating  Interest  Rate  Subordinated  Term  Securities.  (c)
4.2  Form  of  Fixed  Rate  Exchange  Note.  (b)
4.3  Form  of  Floating  Rate  Exchange  Note.  (b)
4.4  Form  of  Guarantee.  (b)
4.5  Registration  Rights  Agreement, dated  April 24,  1998,  between  Eye Care
     Centers of America, Inc., the subsidiaries of the Company named as guarantors therein, BT Alex. Brown Incorporated and Merrill Lynch, Pierce,
     Fenner  &  Smith  Incorporated.  (a)
31.1 Certification  of  Chief  Executive  Officer  (d)
31.2 Certification  of  Chief  Financial  Officer  (d)
32.1 Certification  pursuant  to  18 U.S.C. Section 1350, as adopted pursuant to section  906  of  the  Sarbanes-Oxley  Act  of  2002  (d)

__________

(a) Incorporated by reference from the Registration Statement on Form S-4 (File No. 333 - 56551).

(b) Previously provided with, and incorporated by reference from, our Quarterly Report on Form 10-Q for the quarter ended September 29, 2001.

(c) Previously provided with, and incorporated by reference from, our Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

(d)  Filed  herewith

(B) We filed a report on Form 8-K dated May 6, 2004 under Item 5. Other Events that reported we filed a registration statement on Form S-1 dated May 6, 2004 in respect of our initial public offering of Income Units and Senior Subordinated Notes.



                                   SIGNATURE
                        EYE CARE CENTERS OF AMERICA, INC.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: May 11, 2004
/s/  Alan E. Wiley
----------------------------------------------------
Alan E. Wiley
Executive Vice President and Chief Financial Officer