Form 10-Q
period 2004-06-26
EYE CARE CENTERS OF AMERICA INC
filed 2004-08-10
CIK 759896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark  One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2004.

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

           Class                                Outstanding at August 10, 2004
           -----                                  -----------------------------
   Common  Stock,  $.01  par  value                      7,397,689  shares

================================================================================




                        EYE CARE CENTERS OF AMERICA, INC.

                                      INDEX

                                                                            PAGE
                                                                            NUMBER
                                                                            ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

            Condensed Consolidated Balance Sheets at December 27, 2003
                       and June 26, 2004 (Unaudited) . . . . . . . . . . .       2

            Condensed Consolidated Statements of Operations for the
                       Thirteen Weeks and Twenty-Six Weeks Ended June 28,
                       2003 (Unaudited) and June 26, 2004 (Unaudited). . .       3

            Condensed Consolidated Statements of Cash Flows for the
                       Twenty-Six Weeks Ended June 28, 2003 (Unaudited)
                       and June 26, 2004 (Unaudited) . . . . . . . . . . .       4

            Notes to Condensed Consolidated Financial Statements . . . . .    5-12

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . . .   13-20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . .      21

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .      21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .      21

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .      22


                          PART I. FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS
                        EYE CARE CENTERS OF AMERICA, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                          DECEMBER 27,    JUNE 26,
                                               2003        2004
                                         --------------  ----------
ASSETS. . . . . . . . . . . . . . . . .                 (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents. . . . . .  $       3,809   $   5,551
   Accounts and notes receivable, net .         11,117      12,319
   Inventory. . . . . . . . . . . . . .         25,120      28,117
   Deferred income taxes, net . . . . .            570         570
   Prepaid expenses and other . . . . .          3,696       2,605
                                         --------------  ----------
Total current assets. . . . . . . . . .         44,312      49,162
PROPERTY & EQUIPMENT, net . . . . . . .         51,715      49,739
INTANGIBLE ASSETS . . . . . . . . . . .        107,423     107,423
OTHER ASSETS. . . . . . . . . . . . . .          8,631       7,217
DEFERRED INCOME TAXES, net. . . . . . .         13,445      13,488
                                         --------------  ----------
Total assets. . . . . . . . . . . . . .  $     225,526   $ 227,029
                                         ==============  ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . .  $      21,360   $  24,222
   Current maturities of long-term debt         18,980      20,281
   Deferred revenue . . . . . . . . . .          5,743       5,634
   Accrued payroll expense. . . . . . .          5,429       5,218
   Accrued interest . . . . . . . . . .          3,213       2,741
   Other accrued expenses . . . . . . .          8,334      11,409
                                         --------------  ----------
Total current liabilities . . . . . . .         63,059      69,505
LONG TERM DEBT, less current maturities        219,845     204,574
DEFERRED RENT . . . . . . . . . . . . .          4,719       4,626
DEFERRED GAIN . . . . . . . . . . . . .          1,532       1,415
                                         --------------  ----------
Total liabilities . . . . . . . . . . .        289,155     280,120
                                         --------------  ----------
SHAREHOLDERS' DEFICIT:
   Common stock . . . . . . . . . . . .             74          74
   Preferred stock. . . . . . . . . . .         62,169      66,276
   Additional paid-in capital . . . . .         28,259      23,387
   Accumulated deficit. . . . . . . . .       (154,131)   (142,828)
                                         --------------  ----------
Total shareholders' deficit . . . . . . .      (63,629)    (53,091)
                                         --------------  ----------
                                         $     225,526   $ 227,029
                                         ==============  ==========

See Notes to Condensed Consolidated Financial Statements.


                                       EYE CARE CENTERS OF AMERICA, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (dollars in thousands)


                                                          THIRTEEN WEEKS                 TWENTY-SIX WEEKS
                                                               ENDED                            ENDED
                                                  ------------------------------  -----------------------------
                                                    JUNE 28,            JUNE 26,          JUNE 28,     JUNE 26,
                                                      2003                2004              2003         2004
                                                  ----------------  ------------------  ------------  ---------
  . . . . . . . . . . . . . . . . . .              (Unaudited)       (Unaudited)        (Unaudited)  (Unaudited)
REVENUES:
   Optical sales . . . . . . . . . . . . . . . .  $         88,857  $           93,297  $    190,172  $ 204,438
   Management fees . . . . . . . . . . . . . . .               804                 798         1,830      1,760
                                                  ----------------  ------------------  ------------  ---------
Net revenues . . . . . . . . . . . . . . . . . .            89,661              94,095       192,002    206,198

OPERATING COSTS AND EXPENSES:
   Cost of goods sold. . . . . . . . . . . . . .            28,045              30,351        58,304     63,419
   Selling, general and administrative expenses.            53,614              56,667       109,526    116,243
   Amortization of intangibles . . . . . . . . .                55                   -           110          -
                                                  ----------------  ------------------  ------------  ---------
Total operating costs and expenses . . . . . . .            81,714              87,018       167,940    179,662
                                                  ----------------  ------------------  ------------  ---------
INCOME FROM OPERATIONS . . . . . . . . . . . . .             7,947               7,077        24,062     26,536
INTEREST EXPENSE, NET. . . . . . . . . . . . . .             4,919               4,837        10,240      9,702
INCOME TAX EXPENSE . . . . . . . . . . . . . . .             2,123                 508         2,557      5,531
                                                  ----------------  ------------------  ------------  ---------
NET INCOME . . . . . . . . . . . . . . . . . . .  $            905  $            1,732  $     11,265  $  11,303
                                                  ================  ==================  ============  =========


See Notes to Condensed Consolidated Financial Statements.


                                  EYE CARE CENTERS OF AMERICA, INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (dollars in thousands)


                                                                      TWENTY-SIX WEEKS
                                                                      ENDED
                                                                      ------------------------------
                                                                                 JUNE 28,    JUNE 26,
                                                                                   2003        2004
                                                                               ----------  ----------
  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (Unaudited)  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income . . . . . . . . . . . . . . . . . . . . . . . . .  $          11,265   $  11,303
        Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation and amortization . . . . . . . . . . . . .              8,739       7,960
             Amortization of debt issue costs. . . . . . . . . . . .                996       1,004
             Deferred liabilities and other. . . . . . . . . . . . .             (1,265)       (397)
        Increase in operating assets and liabilities . . . . . . . .             (6,237)      3,034
                                                                      ------------------  ----------
Net cash provided by operating activities. . . . . . . . . . . . . .             13,498      22,850
                                                                      ------------------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment, net. . . . . . . . .             (6,034)     (5,949)
                                                                      ------------------  ----------
Net cash used in investing activities. . . . . . . . . . . . . . . .             (6,034)     (5,949)
                                                                      ------------------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Payments on debt and capital leases. . . . . . . . . . . . .             (5,143)    (13,995)
        Distribution to affiliated OD. . . . . . . . . . . . . . . .                  -        (720)
        Payments to affect IPO . . . . . . . . . . . . . . . . . . .                  -        (498)
                                                                      ------------------  ----------
Net cash used in financing activities. . . . . . . . . . . . . . . .             (5,143)    (15,213)
                                                                      ------------------  ----------
NET INCREASE IN CASH . . . . . . . . . . . . . . . . . . . . . . . .              2,321       1,742
CASH AND CASH EQUIVALENTS, beginning of period . . . . . . . . . . .              3,450       3,809
                                                                      ------------------  ----------
CASH AND CASH EQUIVALENTS, end of period . . . . . . . . . . . . . .  $           5,771   $   5,551
                                                                      ==================  ==========

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

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The condensed consolidated balance sheet for the year ended December 27, 2003 was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week and twenty-six week periods ended June 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2005 ("fiscal 2004"). For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 27, 2003 ("fiscal 2003").

     We account for stock-based employee compensation under the intrinsic value method. As all options are granted at fair market value, there is no compensation expense recorded for option grants. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The pro forma calculations include only the effects of 2002 and 2003 grants as all grants previous to 2002 were exercised or cancelled. As such, the impacts are not necessarily indicative of the effects on reported net income of future years. Our pro forma net income for the thirteen weeks and twenty-six weeks ended June 28, 2003 and June 26, 2004 are as follows (dollars in thousands):


                                                        THIRTEEN
                                                      WEEKS ENDED
                                               ------------------------
                                                JUNE 28,       JUNE 26,
                                                  2003          2004
                                               -------------  ---------
   . . . . . . . . . . . .                     (UNAUDITED)  (UNAUDITED)
Net income. . . . . . . . . . . . . . . . . .  $         905  $   1,732
Fair value based method compensation expense.             38         56
                                               -------------  ---------
Pro forma net income. . . . . . . . . . . . .  $         867  $   1,676
                                               =============  =========


                                                      TWENTY-SIX
                                                      WEEKS ENDED
                                               ------------------------
                                                JUNE 28,       JUNE 26,
                                                  2003          2004
                                               -------------  ---------
   . . . . . . . . . . . .                     (UNAUDITED)  (UNAUDITED)
Net income. . . . . . . . . . . . . . . . . .  $      11,265  $  11,303
Fair value based method compensation expense.             75         96
                                               -------------  ---------
Pro forma net income. . . . . . . . . . . . .  $      11,190  $  11,207
                                               =============  =========

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

- Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $3.2 million and $4.7 million at June 26, 2004 and June 28, 2003, respectively.

- Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out
(FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $0.6 million and $0.7 million at June 26, 2004 and June 28, 2003, respectively.

- Intangible assets represent approximately 47% of our assets and consist of the amounts by which the purchase price exceeds the market value of acquired net assets ("goodwill"), management agreements and noncompete agreements. Goodwill must be tested for impairment at least annually using a "two-step" approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us.

- We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances for deferred tax assets are used to reduce deferred tax assets when it is deemed probable that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable due to lack of taxable income. Although realization is not assured due to our lack of historical taxable income and the unpredictability of future taxable income, we believe that it is probable that all of our deferred tax asset will be realized.

- We began maintaining our own self-insurance group health plan in June of fiscal 2003. The plan provides medical benefits for participating employees. We have an employers' stop loss insurance policy to cover individual claims in excess of $150,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $2.1 million, which is included in other accrued expenses, as of June 26, 2004 is adequate to cover future benefit payments for claims that occurred prior to June 26, 2004.

3.  RELATED  PARTY  TRANSACTIONS

     In connection with the recapitalization of the company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998. Pursuant to the management agreement, in addition to one time fees that were payable to THL Advisors at the time of the recapitalization, THL Advisors is entitled to receive (i) management and other consulting services fees of $500,000 per year, payable quarterly in advance,
(ii) one percent (1.0%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition, (iii) reimbursement of out-of-pocket expenses and (iv) indemnification for certain liabilities incurred in connection with the provision of services under the management agreement. For each of the twenty-six week periods ended June 28, 2003 and June 26, 2004, we paid THL Advisors aggregate fees and expenses of approximately $250,000, related to the management agreement. The management agreement continues unless and until terminated by mutual consent of the parties in writing, for so long as THL Advisors provides management and other consulting services to us.

     During fiscal 1998, Bernard W. Andrews, one of our directors and who was our Chief Executive Officer at the time, purchased $1.0 million of our common stock, which was paid for by the delivery by Mr. Andrews of a promissory note payable to us with an original purchase amount of $1.0 million. Mr. Andrews' promissory note is accruing interest at a fixed annual rate of 9.0% and is secured by 96,061 shares of our common stock held by Bernard W. Andrews Revocable Trust U/A. As of June 26, 2004, the accrued interest amount of Mr. Andrews' promissory note was $568,605.

4.  SUPPLEMENTAL  DISCLOSURE  OF  CASH  FLOW  INFORMATION (DOLLARS IN THOUSANDS)


                                              TWENTY-SIX
                                              WEEKS ENDED
                                       ------------------------
                                        JUNE 28,       JUNE 26,
                                          2003          2004
                                       -------------  ---------
   . . . . . . . . . . . .             (UNAUDITED)  (UNAUDITED)

Cash paid for interest. . . . . . . .  $       7,637  $   9,290
Dividends accrued on preferred stock.  $       2,201  $   4,107
Cash paid for taxes . . . . . . . . .  $       1,422  $     757

5.  REGISTRATION  STATEMENT

     On May 7, 2004, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "SEC") for an initial public offering of Income Units, where each Income Unit will represent a share of our newly issued class A common stock and a newly issued senior subordinated note. The transactions contemplated by this Registration Statement are subject to SEC approval and we can provide no assurance that these transactions will be completed. In connection with the preparation of the Registration Statement we incurred and capitalized $0.5 million of offering costs in other assets. A copy of the Registration Statement is publicly available at http://www.sec.gov.

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
                                         ===========  ==============  ========  ==============  ==========


                                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2003


                                                                Guarantor                          Consolidated
                                                  Parent      Subsidiaries    ODs      Eliminations    Company
                                                  ----------  --------------  -------  --------------  --------
Revenues:
   Optical sales . . . . . . . . . . . . . . . .  $   62,185  $      89,510   $38,477  $           -   $190,172
   Management fees . . . . . . . . . . . . . . .         330         12,569         -        (11,069)     1,830
   Equity earnings in subsidiaries . . . . . . .      17,292              -         -        (17,292)         -
                                                  ----------  --------------  -------  --------------  --------
Total net revenues . . . . . . . . . . . . . . .      79,807        102,079    38,477        (28,361)   192,002
Operating costs and expenses:
   Cost of goods sold. . . . . . . . . . . . . .      20,482         30,155     7,667              -     58,304
   Selling, general and administrative expenses.      38,230         53,717    28,648        (11,069)   109,526
   Amortization of intangibles. . . . . . .                -            110         -              -        110
                                                  ----------  --------------  -------  --------------  --------
Total operating costs and expenses . . . . . . .      58,712         83,982    36,315        (11,069)   167,940
                                                  ----------  --------------  -------  --------------  --------
Income from operations . . . . . . . . . . . . .      21,095         18,097     2,162        (17,292)    24,062
Interest expense, net. . . . . . . . . . . . . .       8,119          2,117         4              -     10,240
Income tax expense/(benefit) . . . . . . . . . .       1,711            (70)      916              -      2,557
                                                  ----------  --------------  -------  --------------  --------
Net income . . . . . . . . . . . . . . . . . . .  $   11,265  $      16,050   $ 1,242  $     (17,292)  $ 11,265
                                                  ==========  ==============  =======  ==============  ========


                               CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  FOR THE THIRTEEN WEEKS ENDED JUNE 28, 2003

                                                              Guarantor                          Consolidated
                                                 Parent      Subsidiaries   ODs      Eliminations    Company
                                                 ----------  -------------  -------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $   12,948  $      58,133  $17,776  $           -   $ 88,857
   Management fees. . . . . . . . . . . . . . .         113          5,641        -         (4,950)       804
   Equity earnings in subsidiaries. . . . . . .       5,459              -        -         (5,459)         -
                                                 ----------  -------------  -------  --------------  --------
Total net revenues. . . . . . . . . . . . . . .      18,520         63,774   17,776        (10,409)    89,661
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .       4,839         19,735    3,471              -     28,045
   Selling, general and administrative expenses       8,535         36,437   13,592         (4,950)    53,614
   Noncompete and other intangibles . . . . . .           -             55        -              -         55
                                                 ----------  -------------  -------  --------------  --------
Total operating costs and expenses. . . . . . .      13,374         56,227   17,063         (4,950)    81,714
                                                 ----------  -------------  -------  --------------  --------
Income from operations. . . . . . . . . . . . .       5,146          7,547      713         (5,459)     7,947
Interest expense, net . . . . . . . . . . . . .       2,964          1,953        2              -      4,919
Income tax expense. . . . . . . . . . . . . . .       1,277            509      337              -      2,123
                                                 ----------  -------------  -------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . .  $      905  $       5,085  $   374  $      (5,459)  $    905
                                                 ==========  =============  =======  ==============  ========


                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2003


                                                                          Guarantor    Consolidated
                                                            Parent       Subsidiaries    ODs       Eliminations    Company
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   11,265   $      16,050   $ 1,242   $     (17,292)  $ 11,265
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . .       3,485           5,254         -               -      8,739
   Amortization of debt issue costs. . . . . . . . . . . .         663             333         -               -        996
   Deferred liabilities and other. . . . . . . . . . . . .      (4,874)          3,912      (303)              -     (1,265)
   Equity earnings in subsidiaries . . . . . . . . . . . .     (17,689)            397         -          17,292          -
   Increase/(decrease) in operating assets and liabilities      13,465         (18,448)   (1,254)              -     (6,237)
                                                            -----------  --------------  --------  --------------  ---------
Net cash provided by (used in) operating activities. . . .       6,315           7,498      (315)              -     13,498
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . .      (3,046)         (2,988)        -               -     (6,034)
                                                            -----------  --------------  --------  --------------  ---------
Net cash used in investing activities. . . . . . . . . . .      (3,046)         (2,988)        -               -     (6,034)
                                                            -----------  --------------  --------  --------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases . . . . . . . . . .      (5,081)            (62)        -               -     (5,143)

Net cash used in financing activities. . . . . . . . . . .      (5,081)            (62)        -               -     (5,143)
                                                            -----------  --------------  --------  --------------  ---------
Net Increase/(decrease) in cash and cash equivalents . . .      (1,812)          4,448      (315)              -      2,321
Cash and cash equivalents at beginning of period . . . . .         554           2,532       364               -      3,450
                                                            -----------  --------------  --------  --------------  ---------
Cash and cash equivalents at end of period . . . . . . . .  $   (1,258)  $       6,980   $    49   $           -   $  5,771
                                                            ===========  ==============  ========  ==============  =========


                                      CONDENSED CONSOLIDATING BALANCE SHEET
                                                  JUNE 26, 2004

                                                              Guarantor                              Consolidated
                                                Parent       Subsidiaries    ODs       Eliminations    Company
                                                -----------  --------------  --------  --------------  ----------
ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . .  $       24   $       5,251   $   276   $           -   $   5,551
   Accounts and notes receivable . . . . . . .     143,446          52,717     4,163        (188,007)     12,319
   Inventory . . . . . . . . . . . . . . . . .           -          26,025     2,092               -      28,117
   Deferred income taxes . . . . . . . . . . .         570               -         -               -         570
   Prepaid expenses and other. . . . . . . . .           -           2,557        48               -       2,605
                                                -----------  --------------  --------  --------------  ----------
Total current assets . . . . . . . . . . . . .     144,040          86,550     6,579        (188,007)     49,162

Property and equipment . . . . . . . . . . . .           -          49,673        66               -      49,739
Intangibles. . . . . . . . . . . . . . . . . .         166         107,195        87             (25)    107,423
Other assets . . . . . . . . . . . . . . . . .       6,493             724         -               -       7,217
Deferred income taxes. . . . . . . . . . . . .      13,033             455         -               -      13,488
Investment in subsidiaries . . . . . . . . . .      14,060         (14,060)        -
                                                -----------  --------------  -------- --------------   ----------
Total assets . . . . . . . . . . . . . . . . .  $  177,792   $     244,597   $ 6,732   $    (202,092)  $ 227,029
                                                ===========  ==============  ========  ==============  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY/(DEFICIT)
Current liabilities:
   Accounts payable. . . . . . . . . . . . . .  $      148   $     204,072   $ 8,009   $    (188,007)  $  24,222
   Current portion of long-term debt . . . . .      20,000             281         -               -      20,281
   Deferred revenue. . . . . . . . . . . . . .           -           5,179       455               -       5,634
   Accrued payroll expense . . . . . . . . . .           -           4,926       292               -       5,218
   Accrued interest. . . . . . . . . . . . . .       2,743              (2)        -               -       2,741
   Other accrued expenses. . . . . . . . . . .         (26)         10,637       798               -      11,409
                                                -----------  --------------  --------  --------------  ----------
Total current liabilities. . . . . . . . . . .      22,865         225,093     9,554        (188,007)     69,505
Long-term debt, less current maturities. . . .     202,597           1,977         -               -     204,574
Deferred rent. . . . . . . . . . . . . . . . .           -           4,465       161               -       4,626
Deferred gain. . . . . . . . . . . . . . . . .       1,213             202         -               -       1,415
                                                -----------  --------------  --------  --------------  ----------
Total liabilities. . . . . . . . . . . . . . .     226,675         231,737     9,715        (188,007)    280,120
Shareholders' equity/(deficit)
   Common stock. . . . . . . . . . . . . . . .          74               -         -               -          74
   Preferred stock . . . . . . . . . . . . . .      66,276               -         -               -      66,276
   Additional paid-in capital. . . . . . . . .      27,595          (1,039)   (3,144)            (25)     23,387
  Accumulated equity/(deficit) . . . . . . . .    (142,828)         13,899       161         (14,060)   (142,828)
                                                -----------  --------------  --------  --------------  ----------
Total shareholders' equity/(deficit) . . . . . .   (48,883)         12,860    (2,983)        (14,085)    (53,091)
                                                -----------  --------------  --------  --------------  ----------
                                                $  177,792   $     244,597   $ 6,732   $    (202,092)  $ 227,029
                                                ===========  ==============  ========  ==============  ==========


                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                  FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2004


                                                               Guarantor                            Consolidated
                                                 Parent       Subsidiaries   ODs        Eliminations    Company
                                                 -----------  -------------  ---------  --------------  --------
Revenues:
   Optical sales. . . . . . . . . . . . . . . .  $     (960)  $     163,661  $ 41,737   $           -   $204,438
   Management fees. . . . . . . . . . . . . . .         125          13,637         -         (12,002)     1,760
   Equity earnings in subsidiaries. . . . . . .      21,013               -   (21,013)              -
                                                 -----------  -------------  ---------  -------------- ---------
Total net revenues. . . . . . . . . . . . . . .      20,178         177,298    41,737         (33,015)   206,198
Operating costs and expenses:
   Cost of goods sold . . . . . . . . . . . . .       1,932          53,133     8,354               -     63,419
   Selling, general and administrative expenses      (1,837)         98,195    31,887         (12,002)   116,243
                                                 -----------  -------------  ---------  --------------  --------
Total operating costs and expenses. . . . . . .          95         151,328    40,241         (12,002)   179,662
                                                 -----------  -------------  ---------  --------------  --------
Income from operations. . . . . . . . . . . . .      20,083          25,970     1,496         (21,013)    26,536
Interest expense, net . . . . . . . . . . . . .       8,385           1,313         4               -      9,702
Income tax expense. . . . . . . . . . . . . . .         395           5,119        17               -      5,531
                                                 -----------  -------------  ---------  --------------  --------
Net income. . . . . . . . . . . . . . . . . . .  $   11,303   $      19,538  $  1,475   $     (21,013)  $ 11,303
                                                 ===========  =============  =========  ==============  ========


                                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   FOR THE THIRTEEN WEEKS ENDED JUNE 26, 2004

                                                                Guarantor                           Consolidated
                                                  Parent       Subsidiaries   ODs       Eliminations    Company
                                                  -----------  -------------  --------  --------------  --------
Revenues:
   Optical sales . . . . . . . . . . . . . . . .  $     (746)  $      75,355  $18,688   $           -   $ 93,297
   Management fees . . . . . . . . . . . . . . .          50           5,996        -          (5,248)       798
   Equity earnings in subsidiaries . . . . . . .       6,716               -        -          (6,716)         -
                                                  -----------  -------------  --------  --------------  --------
Total net revenues . . . . . . . . . . . . . . .       6,020          81,351   18,688         (11,964)    94,095
Operating costs and expenses:
   Cost of goods sold. . . . . . . . . . . . . .         915          25,453    3,983               -     30,351
   Selling, general and administrative expenses.        (767)         48,309   14,373          (5,248)    56,667
                                                  -----------  -------------  --------  --------------  --------
Total operating costs and expenses . . . . . . .         148          73,762   18,356          (5,248)    87,018
                                                  -----------  -------------  --------  --------------  --------
Income from operations . . . . . . . . . . . . .       5,872           7,589      332          (6,716)     7,077
Interest expense, net. . . . . . . . . . . . . .       4,142             693        2               -      4,837
Income tax expense/(benefit) . . . . . . . . . .          (2)          1,257     (747)              -        508
                                                  -----------  -------------  --------  --------------  --------
Net income . . . . . . . . . . . . . . . . . . .  $    1,732   $       5,639  $ 1,077   $      (6,716)  $  1,732
                                                  ===========  =============  ========  ==============  ========


                                      CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                       FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2004

                                                                          Guarantor                           Consolidated
                                                            Parent       Subsidiaries    ODs      Eliminations   Company
                                                            -----------  --------------  -------  -------------  ---------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . . . .  $   11,303   $      19,538   $1,475   $           -  $ 32,316
Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Depreciation and amortization . . . . . . . . . . . . .           -           7,960        -               -     7,960
   Amortization of debt issue costs. . . . . . . . . . . .          25             979        -               -     1,004
   Deferred liabilities and other. . . . . . . . . . . . .        (100)           (372)      21               -      (451)
   Equity earnings in subsidiaries . . . . . . . . . . . .     (21,013)              -        -               -   (21,013)
   Increase/(decrease) in operating assets and liabilities      23,708         (19,933)    (741)              -     3,034
                                                            -----------  --------------  -------  -------------  ---------
Net cash provided by operating activities. . . . . . . . .      13,923           8,172      755               -    22,850
                                                            -----------  --------------  -------  -------------  ---------
Cash flows from investing activities:
   Acquisition of property and equipment . . . . . . . . .           -          (5,895)       -               -    (5,895)
                                                            -----------  --------------  -------  -------------  ---------
Net cash used in investing activities. . . . . . . . . . .           -          (5,895)       -               -    (5,895)
                                                            -----------  --------------  -------  -------------  ---------
Cash flows from financing activities:
   Payments on debt and capital leases . . . . . . . . . .     (13,966)            (29)       -               -   (13,995)
   Distributions to affiliated OD. . . . . . . . . . . . .           -               -     (720)              -      (720)
   Payments to affect IPO. . . . . . . . . . . . . . . . .           -            (498)       -               -      (498)
                                                            -----------  --------------  -------  -------------  ---------
Net cash used in financing activities. . . . . . . . . . .     (13,966)           (527)    (720)              -   (15,213)
                                                            -----------  --------------  -------  -------------  ---------
Net increase in cash and cash equivalents. . . . . . . . .         (43)          1,750       35               -     1,742
Cash and cash equivalents at beginning of period . . . . .          67           3,501      241               -     3,809
                                                            -----------  --------------  -------  -------------  ---------
Cash and cash equivalents at end of period . . . . . . . .  $       24   $       5,251   $  276   $           -  $  5,551
                                                            ===========  ==============  =======  =============  =========

ITEM  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     We are the third largest optical retail chain as measured by net revenues and the largest company focused solely on the optical retail sector in the United States. We currently operate 377 stores in 33 states, including 313 directly-owned optical stores and 64 stores owned by an optometrist's professional entity and managed by us under management agreements. We operate in the $16.3 billion optical retail market. We believe that key drivers of our performance include (i) maximizing our store profitability, (ii) increasing transactions by offering both convenience and value to our customers, (iii) capitalizing on the continued role of managed vision care, and (iv) actively managing our store base in targeted markets.

     We have focused on improving operating efficiencies and growing sales by offering convenience and value to our customers. During the first two quarters of fiscal 2004, we continued to focus on our value retail promotion of two complete pairs of single vision eyewear for $99. Optical sales increased 7.5% and comparable transaction volume increased 1.4% when compared to the first two quarters of fiscal 2003. We believe these increases were largely the result of increased promotional activity and overall improvement in the optical market.

     Our net revenues derived from managed care plans decreased by 4.2% during the first two quarters of fiscal 2004 as compared to the first two quarters of fiscal 2003. We believe that optical retail sales through funded managed vision care programs will increase over the next several years. We have made a strategic decision to pursue funded managed vision care relationships in order to help our retail business grow. Discount managed care programs will play a less significant role in our sales as our value retail offer becomes more developed throughout our stores. Discount insurance programs consist of relationships where the customer receives a pre-agreed upon discount on eye care products and often our value promotion prices are lower than these discount prices.

     While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally require less promotional spending and advertising support. We believe that the increased volume resulting from managed vision care relationships also compensates for the lower average ticket price per transaction. During the first two quarters of fiscal 2004, approximately 29.3% of our optical revenues were derived from managed vision care programs; however, we expect that the percent of penetration will normalize at 30.0% as our transition to funded programs continues and our retail value offer displaces discount managed vision care plans. We believe that the role of managed vision care will continue to benefit us and other large optical retail chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

RESULTS  OF  OPERATIONS


     The following table sets forth the percentage relationship to net revenues of certain income statement data. The period-to-period comparison of financial results is not necessarily indicative of future results.

                                                           THIRTEEN                            TWENTY-SIX
                                                          WEEKS ENDED                          WEEKS ENDED
                                                    ------------------------            -------------------------
                                                    JUNE 28,         JUNE 26,           JUNE 28,         JUNE 26,
                                                      2003             2004               2003             2004
                                                    -------------------------           -------------------------
STATEMENT OF INCOME DATA:
NET REVENUES:
   Optical sales                                        99.1    %       99.2    %          99.0    %       99.1   %
   Management fee                                        0.9             0.8                1.0             0.9
                                                 ------------       ---------       ------------       ---------
Total net revenues                                     100.0           100.0              100.0           100.0

OPERATING COSTS AND EXPENSES:
   Cost of goods sold                                   31.6     *      32.5     *         30.7     *      31.0   *
   Selling, general and administrative expenses         60.3     *      60.7     *         57.6     *      56.9   *
   Amortization of intangibles                           0.1             0.0                0.1             0.0
                                                 ------------       ---------       ------------       ---------
Total operating costs and expenses                      91.1            92.5               87.5            87.1
                                                 ------------       ---------       ------------       ---------
INCOME FROM OPERATIONS                                   8.9             7.5               12.5            12.9
INTEREST EXPENSE, NET                                    5.5             5.2                5.3             4.7
INCOME TAX EXPENSE                                       2.4             0.5                1.3             2.7
                                                 ------------       ---------       ------------       ---------
NET INCOME                                               1.0     %       1.8    %           5.9     %       5.5   %
                                                 ============       =========       ============       =========

*  Percentages based on optical sales only

     The following is a discussion of certain factors affecting our results of operations from the first two quarters of fiscal 2004 as compared to the first two quarters of fiscal 2003 and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

THE THIRTEEN WEEKS ENDED JUNE 26, 2004 COMPARED TO THE THIRTEEN WEEKS ENDED JUNE 28, 2003.

Net Revenues. The increase in net revenues to $94.1 million for the thirteen weeks ended June 26, 2004 from $89.7 million for the thirteen weeks ended June 28, 2003 was largely the result of the addition of nine new stores since the end of the second quarter of fiscal 2003, seven of which were in the Atlanta market, and a comparable store sales increase of 0.2% compared to the second quarter of fiscal 2003. Transaction volume decreased by 0.5% compared to the second quarter of fiscal 2003 and average ticket prices increased by 0.7% compared to the second quarter of fiscal 2003. The relatively flat trend in comparable store sales and transaction volume was mostly due to the weak consumer demand for optical products in the second quarter of fiscal 2004. The increase in average ticket prices was largely the result of the increase in the sales mix of branded product which has a higher price point than non-branded frames. Total managed vision care sales decreased by 0.2% compared to the second quarter of fiscal 2003. The total managed vision care sales decline was primarily due to the discontinuation of our participation in discount, affinity and medicaid plans and the shift of managed care participants to our retail value promotion. In addition, we opened three stores in the second quarter of fiscal 2004.

Gross Profit. Gross profit increased to $63.7 million for the thirteen weeks ended June 26, 2004 from $61.6 million for the thirteen weeks ended June 28, 2003. This increase was primarily the result of the increase in store base and an increase in sales of higher margin products. Gross profit as a percentage of optical sales decreased to 67.5% for the thirteen weeks ended June 26, 2004 as compared to 68.4% for the thirteen weeks ended June 28, 2003. This decrease was largely due to higher expenditures in our lab manufacturing processes.

Selling General & Administrative Expenses (SG&A). SG&A increased to $56.7 million for the thirteen weeks ended June 26, 2004 from $53.6 million for the thirteen weeks ended June 28, 2003 which is consistent with the increase in sales. SG&A, as a percentage of optical sales, increased to 60.7% for the thirteen weeks ended June 26, 2004 from 60.3% for the thirteen weeks ended June 28, 2003. This percentage increase was primarily due to increased advertising promotions and retail payroll expenditures. This was offset by economies of scale achieved in overhead expenses and the leveraging of depreciation expense.

Amortization Expense. No amortization expense occurred for the thirteen weeks ended June 26, 2004 as compared to $0.1 million for the thirteen weeks ended June 28, 2003. Our intangible balances have been fully amortized.

Net Interest Expense. Net interest expense decreased to $4.8 million for the thirteen weeks ended June 26, 2004 from $4.9 million for the thirteen weeks ended June 28, 2003. This decrease was primarily due to lower outstanding debt balances as compared to the second quarter of fiscal 2003.

Income Tax Expense. Income tax expense decreased to $0.5 million for the thirteen weeks ended June 26, 2004 from a $2.1 million expense for the thirteen weeks ended June 28, 2003. This decrease was largely the result of a decrease in deferred income tax expense and taxable income compared to the second quarter of fiscal 2003.

Net Income. Net income increased to $1.7 million for the thirteen weeks ended June 26, 2004 from $0.9 million for the thirteen weeks ended June 28, 2003 primarily as a result of the decrease in income tax expense.

THE TWENTY-SIX WEEKS ENDED JUNE 26, 2004 COMPARED TO THE TWENTY-SIX WEEKS ENDED JUNE 28, 2003.

Net Revenues. The increase in net revenues to $206.2 million for the twenty-six weeks ended June 26, 2004 from $192.0 million for the twenty-six weeks ended June 28, 2003 was largely the result of the addition of nine new stores since the end of the second quarter of fiscal 2003, seven of which were in the Atlanta market, during the last two quarters of fiscal 2003 and the first two quarters of fiscal 2004 and a comparable store sales increase of 2.7% compared to the first twenty six weeks of fiscal 2003. Transaction volume increased by 1.4% compared to the first two quarters of fiscal 2003 and average ticket prices increased by 1.4% compared to the first two quarters of fiscal 2003. The increase in comparable store sales and transaction volume was the result of an overall improvement in the retail optical market and an increase in promotional activity in the first two quarters of fiscal 2004. The increase in average ticket prices was largely the result of the increase in the sales mix of branded product which has a higher price point than non-branded frames. Funded managed vision care sales increased by 1.0% compared to the first two quarters of fiscal 2003. Total managed vision care sales decreased by

4.2% compared to the first two quarters of fiscal 2003. The total managed vision care sales decline was primarily due to the discontinuation of our participation in discount, affinity and medicaid plans and the shift of managed care participants to our retail value promotion. In addition, we opened six stores in the first two quarters of fiscal 2004.

Gross Profit. Gross profit increased to $142.8 million for the twenty-six weeks ended June 26, 2004 from $133.7 million for the twenty-six weeks ended June 28, 2003, primarily as a result of an increase in sales. Gross profit as a percentage of optical sales decreased to 69.0% for the twenty-six weeks ended June 26, 2004 as compared to 69.3% for the twenty-six weeks ended June 28, 2003. This decrease was largely due to an increase in mix of branded frames which have a higher acquisition cost than non-branded frames as well as higher expenditures in our lab manufacturing processes.

Selling General & Administrative Expenses (SG&A). SG&A increased to $116.2 million for the twenty-six weeks ended June 26, 2004 from $109.5 million for the twenty-six weeks ended June 28, 2003 which is consistent with the increase in sales. SG&A, as a percentage of optical sales, decreased to 56.9% for the twenty-six weeks ended June 26, 2004 from 57.6% for the twenty-six weeks ended June 28, 2003. This percentage decrease was primarily due to economies of scale achieved in overhead expenses and the leveraging of depreciation expense.

Amortization Expense. No amortization expense occurred for the twenty-six weeks ended June 26, 2004 as compared to $0.1 million for the twenty-six weeks ended June 28, 2003. Our intangible balances have been fully amortized.

Net Interest Expense. Net interest expense decreased to $9.7 million for the twenty-six weeks ended June 26, 2004 from $10.2 million for the twenty-six weeks ended June 28, 2003. This decrease was primarily due to lower outstanding debt balances as compared to the first two quarters of fiscal 2003.

Income Tax Expense. Income tax expense increased to $5.5 million for the twenty-six weeks ended June 26, 2004 from a $2.6 million expense for the twenty-six weeks ended June 28, 2003. This increase was primarily due to the utilization of our net operating loss deduction in the first quarter of fiscal 2004. During the first quarter of fiscal 2003, our net operating loss fully offset taxable income.

Net Income. Net income remained flat at $11.3 million for the twenty-six weeks ended June 26, 2004 and June 28, 2003, respectively.

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

SOURCES  OF  CAPITAL

     Our principal sources of capital are from cash on hand, cash flows from operating activities and funding from our credit facility. Cash flows from operating activities provided net cash of $22.9 million for the twenty-six weeks ended June 26, 2004 and $13.5 million for the twenty-six weeks ended June 28, 2003. As of June 26, 2004 we had $5.6 million of cash available to meet our obligations.

     Payments on debt have been our principal financing activity. Cash flows from financing activities used net cash of $15.2 million for the twenty-six weeks ended June 26, 2004 compared to $5.1 million for the twenty-six weeks ended June 28, 2003.

     Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was a deficit of $20.3 million for the twenty-six weeks ended June 26, 2004. Our level of working capital has remained relatively consistent from June 28, 2003.

     Capital expenditures were $5.9 million for the twenty-six weeks ended June 26, 2004 compared to $6.0 million for the twenty-six weeks ended June 28, 2003. Capital expenditures for all of fiscal 2004 are projected to be approximately $11.0 million. Of the planned fiscal 2004 capital expenditures, approximately $3.4 million is related to commitments to new stores and approximately $7.6 million is expected to be for maintenance of existing facilities and systems.

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



 FACILITY .  BASE RATE MARGIN   LIBOR MARGIN
-----------  -----------------  -------------
Term Loan A              3.25%          4.25%
-----------  -----------------  -------------
Term Loan B              3.75%          4.75%
-----------  -----------------  -------------
Revolver. .              3.50%          4.50%
-----------  -----------------  -------------

     In connection with the borrowings made under the Facilities, we incurred approximately $4.8 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the Facilities. The unamortized amount of debt issuance costs as of June 26, 2004 related to the Facilities was $2.9 million.

     At June 26, 2004, we had $129.8 million in notes payable outstanding evidenced by the Notes (as defined below), $29.0 million and $59.8 million in term loans outstanding under the Term Loan A and Term Loan B, respectively, $4.0 million outstanding under the revolving credit facility and $2.3 million in capital lease and equipment obligations. We had $18.8 million of our revolving credit facility available to finance working capital requirements and general corporate purposes as of June 26, 2004.

     The Facilities are collateralized by all of our tangible and intangible assets, including the stock of our subsidiaries. In addition, we must meet certain financial covenants including minimum EBITDA, interest coverage, leverage ratio and capital expenditures. As of June 26, 2004, we were in compliance with all of our financial covenants.

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

     The following table reflects a summary of our contractual obligations as of June 26, 2004:



                                                 Payments due by period (dollars in thousands)
                                              -------------------------------------------------
                                                  Total   Less than   1 to     3 to   More than
                                                             1 yr.   3 yrs     5 yrs    5 yrs

Long Term Debt. . . . . . . . .  $               222,597  $20,000  $28,951  $  173,646  $     -
Capital Lease Obligations . . .                    2,258      281      630       1,039      308
Operating Leases. . . . . . . .                  154,009   31,937   52,942      39,353   29,777
Purchase Obligations. . . . . .                        -        -        -           -        -
                                 -----------------------  -------  -------  ----------  -------
Total future principal payments
   on contractual obligations .  $               378,864  $52,218  $82,523  $  214,038  $30,085
                                 =======================  =======  =======  ==========  =======


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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the first two quarters of fiscal 2004. For further discussion, refer to our annual report on Form 10-K for the year ended December 27, 2003.

     Our primary market risk exposure is interest rate risk. As of June 26, 2004, $122.6 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates with specific vulnerability to changes in LIBOR. For every two hundred basis point change in the average interest rate under our $122.6 million in long-term borrowings, our annual interest expense would change by approximately $2.5 million.

     In the event of an adverse change in interest rates, we could take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions. Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM  4.     CONTROLS  AND  PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 26, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the twenty-six weeks ended June 26, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

     We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate, that we have deemed to be material to our business or our financial condition that have arisen during the second quarter of fiscal 2004. For further discussion, refer to our annual report on Form 10-K for the year ended December 27, 2003.

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




Date: August 10, 2004
/s/  Alan E. Wiley
----------------------------------------------------
Alan E. Wiley
Executive Vice President and Chief Financial Officer