Form 10-Q
period 2004-09-25
EYE CARE CENTERS OF AMERICA INC
filed 2004-11-09
CIK 759896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2004.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 33 - 70572

EYE CARE CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

TEXAS	74-2337775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 9, 2004
Common Stock, $.01 par value	7,397,689 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 27, 2003 and September 25, 2004 (Unaudited)	3

Condensed Consolidated Statements of Operations for the Thirteen Weeks and Thirty-Nine Weeks Ended September 27, 2003 (Unaudited) and September 25, 2004 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 27, 2003 (Unaudited) and September 25, 2004 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22-23

Item 4. Controls and Procedures	23

Part II - Other Information	23

Item 1. Legal Proceedings	23

Item 6. Exhibits	24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 27, 2003	September 25, 2004
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,809	$3,485
Accounts and notes receivable, net	11,117	11,281
Inventory	25,120	25,990
Deferred income taxes, net	570	570
Prepaid expenses and other	3,696	2,493
Total current assets	44,312	43,819

PROPERTY & EQUIPMENT, net	51,715	48,465
GOODWILL	107,423	107,423
OTHER ASSETS	8,631	6,202
DEFERRED INCOME TAXES, net	13,445	13,149
Total assets	$225,526	$219,058
LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$21,360	$18,783
Current maturities of long-term debt	18,980	19,604
Deferred revenue	5,743	5,510
Accrued payroll expense	5,429	5,378
Accrued interest	3,213	4,905
Other accrued expenses	8,334	8,875
Total current liabilities	63,059	63,055
LONG TERM DEBT, less current maturities	219,845	200,378
DEFERRED RENT	4,719	4,615
DEFERRED GAIN	1,532	1,356
Total liabilities	289,155	269,404
SHAREHOLDERS’ DEFICIT:
Common stock	74	74
Preferred stock	62,169	68,430
Additional paid-in capital	28,259	21,131
Accumulated deficit	(154,131)	(139,981)
Total shareholders’ deficit	(63,629)	(50,346)
	$225,526	$219,058

See Notes to Condensed Consolidated Financial Statements.

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES:
Optical sales	$95,510	$97,978	$285,682	$302,416
Management fees	786	692	2,616	2,452
Net revenues	96,296	98,670	288,298	304,868

OPERATING COSTS AND EXPENSES:
Cost of goods sold	29,895	31,457	88,199	94,876
Selling, general and administrative expenses	57,179	58,503	166,705	174,746
Amortization of intangibles	55	—	165	—
Total operating costs and expenses	87,129	89,960	255,069	269,622

INCOME FROM OPERATIONS	9,167	8,710	33,229	35,246

INTEREST EXPENSE, NET	5,261	4,721	15,501	14,423

INCOME TAX EXPENSE	2,717	1,141	5,274	6,672

NET INCOME	$1,189	$2,848	$12,454	$14,151

See Notes to Condensed Consolidated Financial Statements.

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirty-Nine Weeks Ended
	September 27, 2003	September 25, 2004
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,454	$14,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,978	12,046
Amortization of debt issue costs	1,506	1,505
Deferred liabilities and other	(1,413)	(230)
Increase in operating assets and liabilities	510	1,185
Net cash provided by operating activities	26,035	28,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(8,032)	(8,783)
Note receivable issued	(1,000)	—
Other	24	—
Net cash used in investing activities	(9,008)	(8,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(12,965)	(18,880)
Distribution to affiliated OD	—	(800)
Payments to affect IPO	—	(518)
Net cash used in financing activities	(12,965)	(20,198)

NET INCREASE/(DECREASE) IN CASH	4,062	(324)
CASH AND CASH EQUIVALENTS, beginning of period	3,450	3,809
CASH AND CASH EQUIVALENTS, end of period	$7,512	$3,485

See Notes to Condensed Consolidated Financial Statements.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The condensed consolidated financial statements include all of our accounts, our wholly owned subsidiaries’ accounts and certain private optometrists’ accounts for whom we perform management services  (the “ODs”).  All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed consolidated balance sheet for the year ended December 27, 2003 was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  We believe that all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature.  Operating results for the thirteen week and thirty-nine week periods ended September 25, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ended January 1, 2005 (“fiscal 2004”).  For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 27, 2003 (“fiscal 2003”).

We account for stock-based employee compensation under the intrinsic value method.  As all options are granted at fair market value, there is no compensation expense recorded for option grants.  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The pro forma calculations include only the effects of 2002, 2003 and 2004 grants as all grants previous to 2002 were exercised or cancelled.  As such, the impacts are not necessarily indicative of the effects on reported net income of future years.  Our pro forma net income for the thirteen weeks and thirty-nine weeks ended September 27, 2003 and September 25, 2004 are as follows (dollars in thousands):

	Thirteen Weeks Ended
	September 27, 2003	September 25, 2004
	(Unaudited)	(Unaudited)
Net income	$1,189	$2,848
Fair value based method compensation expense	36	54
Pro forma net income	$1,153	$2,794

	Thirty-Nine Weeks Ended
	September 27, 2003	September 25, 2004
	(Unaudited)	(Unaudited)
Net income	$12,454	$14,151
Fair value based method compensation expense	111	151
Pro forma net income	$12,343	$14,000

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

•                  Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables.  Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors.  This estimate is based on the historical ratio of collections to billings.  Our allowance for doubtful accounts was $3.2 million and $4.7 million at September 25, 2004 and September 27, 2003, respectively.

•                  Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market.  Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method.  Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable.  Our inventory reserve was $0.9 million and $1.0 million at September 25, 2004 and September 27, 2003, respectively.

•                  Goodwill represents approximately 49% of our assets and consists of the amounts by which the purchase price exceeds the market value of acquired net assets.  Goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values.  This fair value estimation requires significant judgment by us.

•                  We record income taxes under SFAS No. 109 using the liability method.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Valuation allowances for deferred tax assets are used to reduce deferred tax assets when it is deemed probable that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable due to lack of taxable income.  Although realization is not assured due to our lack of historical taxable income and the unpredictability of future taxable income, we believe that it is probable that all of our deferred tax asset will be realized.

•                  We began maintaining our own self-insurance group health plan in June of fiscal 2003.  The plan provides medical benefits for participating employees.  We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee.  The amount charged to health insurance expense is based on estimates obtained from an actuarial firm.  We believe the accrued liability of approximately $2.4 million, which is included in other accrued expenses, as of September 25, 2004 is adequate to cover future benefit payments for claims that occurred prior to September 25, 2004.

3.  New Accounting Pronouncements

On October 13, 2004, the FASB concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments at fair value, would be effective for public companies for interim or annual periods beginning after June 15, 2005.  Retroactive application of the requirements of Statement 123 to the beginning of the fiscal year would be permitted, but not required.  The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.  The FASB’s current plan is to issue a final statement on or around December 15, 2004.  We do not expect the adoption of Statement 123R to have a material impact on our financial position or results of operations.

4.  Related Party Transactions

In connection with the recapitalization of the company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998.  Pursuant to the management agreement, in addition to one time fees that were payable to THL Advisors at the time of the recapitalization, THL Advisors is entitled to receive (i) management and other consulting services fees of $500,000 per year, payable quarterly in advance, (ii) one percent (1.0%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition, (iii) reimbursement of out-of-pocket expenses and (iv) indemnification for certain liabilities incurred in connection with the provision of services under the management agreement.  For each of the thirty-nine week periods ended September 27, 2003 and September 25, 2004, we paid THL Advisors aggregate fees and expenses of approximately $375,000, related to the management agreement.  The management agreement continues unless and until terminated by mutual consent of the parties in writing, for so long as THL Advisors provides management and other consulting services to us.

During fiscal 1998, Bernard W. Andrews, one of our directors and who was our Chief Executive Officer at the time, purchased $1.0 million of our common stock, which was paid for by the delivery by Mr. Andrews of a promissory note payable to us with an original purchase amount of $1.0 million.  Mr. Andrews’ promissory note is accruing interest at a fixed annual rate of 9.0% and is secured by 96,061 shares of our common stock held by Bernard W. Andrews Revocable Trust U/A.  As of September 25, 2004, the accrued interest amount of Mr. Andrews’ promissory note was $591,103.

5.  Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	Thirty-Nine Weeks Ended
	September 27, 2003	September 25, 2004
	(Unaudited)	(Unaudited)
Cash paid for interest	$9,374	$11,484
Dividends accrued on preferred stock	$5,510	$6,261
Cash paid for taxes	$3,549	$6,107

6.  Registration Statement

On May 7, 2004, we filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) for an initial public offering of Income Units, where each Income Unit will represent a share of our newly issued class A common stock and a newly issued senior subordinated note.  The transactions contemplated by this Registration Statement are subject to SEC approval and we can provide no assurance that these transactions will be completed.  In the third quarter of 2004, we expensed $0.5 million of offering costs that had been previously capitalized in other assets.  A copy of the Registration Statement is publicly available at http://www.sec.gov.

7.  Condensed Consolidating Information (Unaudited) (dollars in thousands)

The $100.0 million in principal amount of 9 1/8% Senior Subordinated Notes due 2008 and $30.0 million in principal amount of Floating Interest Rate Subordinated Term Securities due 2008 (collectively, the “Notes”) were issued by us and are guaranteed by all of our subsidiaries but are not guaranteed by ODs. The subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.  The following condensed consolidating financial information presents (i) our financial position, results of operations and cash flows, as parent, as if we accounted for our subsidiaries using the equity method, (ii) the subsidiaries, and (iii) ODs.  There were no transactions between the subsidiaries during any of the periods presented.  Separate financial statements of the subsidiaries are not presented herein as we do not believe that such statements would be material to investors.

Condensed Consolidating Balance Sheet

December 27, 2003

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$67	$3,501	$241	$—	$3,809
Accounts and notes receivable	166,924	48,875	2,847	(207,529)	11,117
Inventory	—	22,941	2,179	—	25,120
Deferred income taxes, net	570	—	—	—	570
Prepaid expenses and other	—	3,648	48	—	3,696
Total current assets	167,561	78,965	5,315	(207,529)	44,312

Property and equipment	—	51,715	—	—	51,715
Goodwill	166	107,195	87	(25)	107,423
Other assets	6,414	2,217	—	—	8,631
Deferred income taxes, net	13,445	—	—	—	13,445
Investment in subsidiaries	(6,952)	—	—	6,952	—
Total Assets	$180,634	$240,092	$5,402	$(200,602)	$225,526

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$341	$221,829	$6,719	$(207,529)	$21,360
Current portion of long-term debt	18,750	230	—	—	18,980
Deferred revenue	512	4,785	446	—	5,743
Accrued payroll expense	—	5,027	402	—	5,429
Accrued interest	3,213	—	—	—	3,213
Other accrued expenses	246	6,889	1,199	—	8,334
Total current liabilities	23,062	238,760	8,766	(207,529)	63,059

Long-term debt, less current maturities	217,789	2,056	—	—	219,845
Deferred rent	—	4,570	149	—	4,719
Deferred gain	1,213	319	—	—	1,532
Total liabilities	242,064	245,705	8,915	(207,529)	289,155
Shareholders’ deficit:
Common stock	74	—	—	—	74
Preferred stock	62,169	—	—	—	62,169
Additional paid-in capital	30,458	25	(2,199)	(25)	28,259
Accumulated deficit	(154,131)	(5,638)	(1,314)	6,952	(154,131)
Total shareholders’ deficit	(61,430)	(5,613)	(3,513)	6,927	(63,629)
	$180,634	$240,092	$5,402	$(200,602)	$225,526

Condensed Consolidating Statement of Operations

For the Thirty-Nine Weeks Ended September 27, 2003

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$63,429	$164,994	$57,259	$—	$285,682
Management fees	405	18,635	—	(16,424)	2,616
Equity earnings in subsidiaries	20,216	—	—	(20,216)	—
Total net revenues	84,050	183,629	57,259	(36,640)	288,298
Operating costs and expenses:
Cost of goods sold	21,330	55,406	11,463	—	88,199
Selling, general and administrative expenses	37,975	102,321	42,833	(16,424)	166,705
Amortization of intangibles	—	165	—	—	165
Total operating costs and expenses	59,305	157,892	54,296	(16,424)	255,069
Income from operations	24,745	25,737	2,963	(20,216)	33,229
Interest expense, net	9,549	5,946	6	—	15,501
Income tax expense	2,742	1,241	1,291	—	5,274
Net income	$12,454	$18,550	$1,666	$(20,216)	$12,454

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 27, 2003

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$1,244	$75,484	$18,782	$—	$95,510
Management fees	75	6,066	—	(5,355)	786
Equity earnings in subsidiaries	2,924	—	—	(2,924)	—
Total net revenues	4,243	81,550	18,782	(8,279)	96,296
Operating costs and expenses:
Cost of goods sold	848	25,251	3,796	—	29,895
Selling, general and administrative expenses	(255)	48,604	14,185	(5,355)	57,179
Noncompete and other intangibles	—	55	—	—	55
Total operating costs and expenses	593	73,910	17,981	(5,355)	87,129
Income from operations	3,650	7,640	801	(2,924)	9,167
Interest expense, net	1,430	3,829	2	—	5,261
Income tax expense	1,031	1,311	375	—	2,717
Net income	$1,189	$2,500	$424	$(2,924)	$1,189

Condensed Consolidating Statement of Cash Flows

For the Thirty-Nine Weeks Ended September 27, 2003

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$12,454	$18,550	$1,666	$(20,216)	$12,454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,485	9,493	—	—	12,978
Amortization of debt issue costs	675	831	—	—	1,506
Deferred liabilities and other	(6,147)	5,037	(303)	—	(1,413)
Equity earnings in subsidiaries	(20,613)	397	—	20,216	—
Increase/(decrease) in operating assets and liabilities	25,568	(23,588)	(1,470)	—	510
Net cash provided by (used in) operating activities	15,422	10,720	(107)	—	26,035
Cash flows from investing activities:
Acquisition of property and equipment	(3,046)	(4,986)	—	—	(8,032)
Note receivable issued	—	(1,000)	—	—	(1,000)
Other	—	24	—	—	24
Net cash used in investing activities	(3,046)	(5,962)	—	—	(9,008)
Cash flows from financing activities:
Payments on debt and capital leases	(12,871)	(89)	(5)	—	(12,965)
Net cash used in financing activities	(12,871)	(89)	(5)	—	(12,965)
Net Increase/(decrease) in cash and cash equivalents	(495)	4,669	(112)	—	4,062
Cash and cash equivalents at beginning of period	554	2,532	364	—	3,450
Cash and cash equivalents at end of period	$59	$7,201	$252	$—	$7,512

Condensed Consolidating Balance Sheet

September 25, 2004

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$76	$3,359	$50	$—	$3,485
Accounts and notes receivable	132,076	13,770	43,171	(177,736)	11,281
Inventory	—	24,095	1,895	—	25,990
Deferred income taxes	570	—	—	—	570
Prepaid expenses and other	—	2,448	45	—	2,493
Total current assets	132,722	43,672	45,161	(177,736)	43,819

Property and equipment	—	48,399	66	—	48,465
Goodwill	166	107,195	87	(25)	107,423
Other assets	6,415	(213)	—	—	6,202
Deferred income taxes	12,694	455	—	—	13,149
Investment in subsidiaries	19,750		—	(19,750)
Total assets	$171,747	$199,508	$45,314	$(197,511)	$219,058

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$148	$151,014	$45,357	$(177,736)	$18,783
Current portion of long-term debt	19,301	303	—	—	19,604
Deferred revenue	—	5,060	450	—	5,510
Accrued payroll expense	—	5,033	345	—	5,378
Accrued interest	4,907	(2)	—	—	4,905
Other accrued expenses	(6,269)	14,348	796	—	8,875
Total current liabilities	18,087	175,756	46,948	(177,736)	63,055

Long-term debt, less current maturities	198,483	1,895	—	—	200,378
Deferred rent	—	4,456	159	—	4,615
Deferred gain	1,212	144	—	—	1,356
Total liabilities	217,782	182,251	47,107	(177,736)	269,404
Shareholders’ equity/(deficit)
Common stock	74	—	—	—	74
Preferred stock	68,430	—	—	—	68,430
Additional paid-in capital	25,442	(1,062)	(3,224)	(25)	21,131
Accumulated equity/(deficit)	(139,981)	18,319	1,431	(19,750)	(139,981)
Total shareholders’ equity/(deficit)	(46,035)	17,257	(1,793)	(19,775)	(50,346)
	$171,747	$199,508	$45,314	$(197,511)	$219,058

Condensed Consolidating Statement of Operations

For the Thirty-Nine Weeks Ended September 25, 2004

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$(495)	$239,398	$63,513	$—	$302,416
Management fees	125	20,510	—	(18,183)	2,452
Equity earnings in subsidiaries	26,703		—	(26,703)	—
Total net revenues	26,333	259,908	63,513	(44,886)	304,868
Operating costs and expenses:
Cost of goods sold	2,833	79,615	12,428	—	94,876
Selling, general and administrative expenses	(2,623)	147,235	48,317	(18,183)	174,746
Total operating costs and expenses	210	226,850	60,745	(18,183)	269,622
Income from operations	26,123	33,058	2,768	(26,703)	35,246
Interest expense, net	12,515	1,902	6	—	14,423
Income tax expense/(benefit)	(543)	7,198	17	—	6,672
Net income	$14,151	$23,958	$2,745	$(26,703)	$14,151

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 25, 2004

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$465	$75,737	$21,776	$—	$97,978
Management fees	—	6,873	—	(6,181)	692
Equity earnings in subsidiaries	5,690	—	—	(5,690)	—
Total net revenues	6,155	82,610	21,776	(11,871)	98,670
Operating costs and expenses:
Cost of goods sold	901	26,482	4,074	—	31,457
Selling, general and administrative expenses	(786)	49,040	16,430	(6,181)	58,503
Total operating costs and expenses	115	75,522	20,504	(6,181)	89,960
Income from operations	6,040	7,088	1,272	(5,690)	8,710
Interest expense, net	4,130	589	2	—	4,721
Income tax expense/(benefit)	(938)	2,079	—	—	1,141
Net income	$2,848	$4,420	$1,270	$(5,690)	$2,848

Condensed Consolidating Statement of Cash Flows

For the Thirty-Nine Weeks Ended September 25, 2004

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$14,151	$23,958	$2,745	$(26,703)	$14,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	12,046	—	—	12,046
Amortization of debt issue costs	37	1,468	—	—	1,505
Deferred liabilities and other	239	(483)	14	—	(230)
Equity earnings in subsidiaries	(26,703)	—	—	(26,703)	—
Increase/(decrease) in operating assets and liabilities	31,076	(27,741)	(2,150)	—	1,185
Net cash provided by operating activities	18,800	9,248	609	—	28,657
Cash flows from investing activities:
Acquisition of property and equipment	—	(8,783)	—	—	(8,783)
Net cash used in investing activities	—	(8,783)	—	—	(8,783)
Cash flows from financing activities:
Payments on debt and capital leases	(18,791)	(89)	—	—	(18,880)
Distributions to affiliated OD	—	—	(800)	—	(800)
Payments to affect IPO	—	(518)	—	—	(518)
Net cash used in financing activities	(18,791)	(607)	(800)	—	(20,198)
Net increase/(decrease) in cash and cash equivalents	9	(142)	(191)	—	(324)
Cash and cash equivalents at beginning of period	67	3,501	241	—	3,809
Cash and cash equivalents at end of period	$76	$3,359	$50	$—	$3,485

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

We are the second largest optical retail chain as measured by net revenues and the largest company focused solely on the optical retail sector in the United States.  We currently operate 377 stores in 33 states, including 313 directly-owned optical stores and 64 stores owned by an optometrist’s professional entity and managed by us under management agreements.  We operate in the $16.3 billion optical retail market.  We believe that key drivers of our performance include (i) maximizing our store profitability, (ii) increasing transactions by offering both convenience and value to our customers, (iii) capitalizing on the continued role of managed vision care, and (iv) actively managing our store base in targeted markets.

We have focused on growing sales by offering convenience and value to our customers.  During the first three quarters of fiscal 2004, we continued to focus on our value retail promotion of two complete pairs of single vision eyewear for $99.  Optical sales increased 5.9% and comparable transaction volume increased 1.2% when compared to the first three quarters of fiscal 2003.  We believe these increases were largely the result of increased promotional activity and overall improvement in the optical market.

Our net revenues derived from managed care plans decreased by 2.5% during the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003.  We believe that optical retail sales through funded managed vision care programs will be constant over the next several years.  We have made a strategic decision to pursue funded managed vision care relationships in order to help our retail business grow.  Discount managed care programs will play a less significant role in our sales as our value retail offer becomes more developed throughout our stores.  Discount insurance programs consist of relationships where the customer receives a pre-agreed upon discount on eye care products and often our value promotion prices are lower than these discount prices.

While the average ticket price on products purchased under managed vision care reimbursement plans is typically lower, managed vision care transactions generally require less promotional spending and advertising support.  We believe that the increased volume resulting from managed vision care relationships also compensates for the lower average ticket price per transaction.  During the first three quarters of fiscal 2004, approximately 29.5% of our optical revenues were derived from managed vision care programs; we expect that the percent of penetration will normalize at 30.0% as our transition to funded programs continues and our retail value offer displaces discount managed vision care plans.  We believe that the role of managed vision care will continue to benefit us and other large optical retail chains with strong local market shares, broad geographic coverage and sophisticated information management and billing systems.

Results of Operations (unaudited)

The following table sets forth the percentage relationship to net revenues of certain income statement data.  The period-to-period comparison of financial results is not necessarily indicative of future results.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2003	September 25, 2004	September 27, 2003	September 25, 2004
Statement of Income Data:
NET REVENUES:
Optical sales	99.2%	99.3%	99.1%	99.2%
Management fees	0.8%	0.7%	0.9%	0.8%
Total net revenues	100.0%	100.0%	100.0%	100.0%

OPERATING COSTS AND EXPENSES:
Cost of goods sold	*31.3%	*32.1%	*30.9%	*31.4%
Selling, general and administrative expenses	*59.9%	*59.7%	*58.4%	*57.8%
Amortization of intangibles	0.1%	0.0%	0.1%	0.0%

Total operating costs and expenses	90.5%	91.2%	88.5%	88.4%

INCOME FROM OPERATIONS	9.5%	8.8%	11.5%	11.6%

INTEREST EXPENSE, NET	5.5%	4.7%	5.4%	4.8%

INCOME TAX EXPENSE	2.8%	1.2%	1.8%	2.2%

NET INCOME	1.2%	2.9%	4.3%	4.6%

*  Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations from the first three quarters of fiscal 2004 as compared to the first three quarters of fiscal 2003 and our liquidity and capital resources.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

The Thirteen Weeks Ended September 25, 2004 Compared to the Thirteen Weeks Ended September 27, 2003.

Net Revenues.  Net revenues increased to $98.7 million for the thirteen weeks ended September 25, 2004 from $96.3 million for the thirteen weeks ended September 27, 2003.  This was largely the result of the addition of seven new stores, five of which were in the Atlanta market, and a comparable store sales increase of 1.1% compared to the third quarter of fiscal 2003.  Transaction volume increased by 0.8% over the third quarter of fiscal 2003 and average ticket prices increased by 0.4% compared to the third quarter of fiscal 2003.  The trend in comparable store sales and transactions was due to a weaker back-to-school where tax rebates received in the third quarter of fiscal 2003 were absent in 2004.  Severe hurricane activity affected the Southeastern United States affecting comparable same store sales in the period. The slight increase in average ticket prices was largely the result of the increase in the sales mix of branded product which has a higher price point than non-branded frames.  Total managed vision care sales increased by 1.2% compared to the third quarter of fiscal 2003 was primarily due to participation in new funded managed care contracts sold by strategic partners in the third quarter of fiscal 2004.

Gross Profit.  Gross profit increased to $66.5 million for the thirteen weeks ended September 25, 2004 from $65.6 million for the thirteen weeks ended September 27, 2003.  This increase was primarily the result of the increase in store base.  Gross profit as a percentage of optical sales decreased to 67.9% for the thirteen weeks ended September 25, 2004 as compared to 68.7% for the thirteen weeks ended September 27, 2003.  This decrease was largely due to higher penetration of kids lenses and higher lab manufacturing costs.

Selling General & Administrative Expenses (SG&A).  SG&A increased to $58.5 million for the thirteen weeks ended September 25, 2004 from $57.2 million for the thirteen weeks ended September 27, 2003 which is consistent with the increase in sales.  SG&A, as a percentage of optical sales, decreased to 59.7% for the thirteen weeks ended September 25, 2004 from 59.9% for the thirteen weeks ended September 27, 2003.  This percentage decrease was primarily due to increased sales from more cost effective advertising promotions.  We also achieved economies of scale in overhead expense as the expense decreased compared to the third quarter of fiscal 2003 while sales improved.

Amortization Expense.  No amortization expense occurred for the thirteen weeks ended September 25, 2004 as compared to $0.1 million for the thirteen weeks ended September 27, 2003.  Our amortizable intangible balances have been fully amortized.

Net Interest Expense.  Net interest expense decreased to $4.7 million for the thirteen weeks ended September 25, 2004 from $5.3 million for the thirteen weeks ended September 27, 2003.  This decrease was primarily due to lower outstanding debt balances as compared to the third quarter of fiscal 2003.

Income Tax Expense.  Income tax expense decreased to $1.1 million for the thirteen weeks ended September 25, 2004 from $2.7 million for the thirteen weeks ended September 27, 2003.  This decrease was largely the result of unusually high income tax expense in the third quarter of fiscal 2003.

Net Income.  Net income increased to $2.8 million for the thirteen weeks ended September 25, 2004 from $1.2 million for the thirteen weeks ended September 27, 2003.

The Thirty-nine Weeks Ended September 25, 2004 Compared to the Thirty-nine Weeks Ended September 27, 2003.

Net Revenues.  The increase in net revenues to $304.9 million for the thirty-nine weeks ended September 25, 2004 from $288.3 million for the thirty-nine weeks ended September 27, 2003 was largely the result of the addition of seven new stores since the end of the third quarter of fiscal 2003, five of which were in the Atlanta market, and a comparable store sales increase of 2.1% compared to the first thirty-nine weeks of fiscal 2003.  Transaction volume increased by 1.2% compared to the first three quarters of fiscal 2003 and average ticket prices increased by 1.1% compared to the first three quarters of fiscal 2003.  The increase in comparable store sales and transaction volume was mostly the result of an overall improvement in the retail optical market and an increase in promotional activity in the first three quarters of fiscal 2004.  The increase in average ticket prices was largely the result of the increase in the sales mix of branded product which has a higher price point than non-branded frames.  Total managed vision care sales decreased by 2.5% compared to the first three quarters of fiscal 2003.  The total managed vision care sales decline was primarily due to the discontinuation of our participation in discount, affinity and Medicaid plans and the shift of managed care participants to our retail value promotion.  This decline through the first three quarters of fiscal 2004 was slightly offset by participation in new funded managed care contracts sold by strategic partners in the third quarter of fiscal 2004.  In addition, we opened six new stores in the first three quarters of fiscal 2004.

Gross Profit.  Gross profit increased to $207.5 million for the thirty-nine weeks ended September 25, 2004 from $197.5 million for the thirty-nine weeks ended September 27, 2003, primarily as a result of an increase in store base.  Gross profit as a percentage of optical sales decreased to 68.6% for the thirty-nine weeks ended September 25, 2004 as compared to 69.1% for the thirty-nine weeks ended September 27, 2003.  This decrease was largely due to an increase in the mix of branded frames which have a higher acquisition cost than non-branded frames and a mix shift in kids lens sales as well as higher lab manufacturing costs.

Selling General & Administrative Expenses (SG&A).  SG&A increased to $174.7 million for the thirty-nine weeks ended September 25, 2004 from $166.7 million for the thirty-nine weeks ended September 27, 2003 which is consistent with the increase in sales.  SG&A, as a percentage of optical sales, decreased to 57.8% for the thirty-nine weeks ended September 25, 2004 from 58.4% for the thirty-nine weeks ended September 27, 2003.  This percentage decrease was primarily due to the leveraging of depreciation expense and economies of scale achieved in overhead expense as overhead expense decreased compared to the first three quarters of fiscal 2003 while sales improved.

Amortization Expense.  No amortization expense occurred for the thirty-nine weeks ended September 25, 2004 as compared to $0.2 million for the thirty-nine weeks ended September 27, 2003.  Our amortizable intangible balances have been fully amortized.

Net Interest Expense.  Net interest expense decreased to $14.4 million for the thirty-nine weeks ended September 25, 2004 from $15.5 million for the thirty-nine weeks ended September 27, 2003.  This decrease was primarily due to lower outstanding debt balances as compared to the first three quarters of fiscal 2003.

Income Tax Expense.  Income tax expense increased to $6.7 million for the thirty-nine weeks ended September 25, 2004 from $5.3 million for the thirty-nine weeks ended September 27, 2003.  This increase was primarily due to an increase in earnings before taxes.

Net Income.  Net income increased to $14.2 million for the thirty-nine weeks ended September 25, 2004 from $12.5 million for the thirty-nine weeks ended September 27, 2003.

Liquidity and Capital Resources

Our capital requirements are driven principally by our obligations to service debt and to fund the following costs:

•                  Construction of new stores

•                  Repositioning of existing stores

•                  Purchasing inventory and equipment

•                  Leasehold improvements

The amount of capital available to us will affect our ability to service our debt obligations and to continue to grow our business through expanding the number of stores and increasing comparable store sales.

Sources of Capital

Our principal sources of capital are from cash on hand, cash flows from operating activities and funding from our credit facility.  Cash flows from operating activities provided net cash of $28.6 million for the thirty-nine weeks ended September 25, 2004 and $26.0 million for the thirty-nine weeks ended September 27, 2003. As of September 25, 2004 we had $3.5 million of cash available to meet our obligations.

Payments on debt have been our principal financing activity.  Cash flows from financing activities used net cash of $20.2 million for the thirty-nine weeks ended September 25, 2004 compared to $13.0 million for the thirty-nine weeks ended September 27, 2003.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was a deficit of $19.2 million for the thirty-nine weeks ended September 25, 2004.  Our level of working capital has remained relatively consistent from September 27, 2003.

Capital expenditures were $8.7 million for the thirty-nine weeks ended September 25, 2004 compared to $8.0 million for the thirty-nine weeks ended September 27, 2003.  Capital expenditures for all of fiscal 2004 are projected to be approximately $11.0 million.  Of the planned fiscal 2004 capital expenditures, approximately $3.4 million is related to commitments to new stores and approximately $7.6 million is expected to be for maintenance of existing facilities and systems.

Long-Term Debt

Credit Facility.  Our existing credit facility consists of (i) a $55.0 million term loan facility (the “Term Loan A”); (ii) a $62.0 million term loan facility (the “Term Loan B”); and (iii) a $25.0 million revolving credit facility (the “Revolver” and together with the Term Loan A and Term Loan B, the “Facilities”).

Borrowings under the Facilities accrue interest, at our option, at the Base Rate or the LIBOR rate, plus the applicable margin. The Base Rate is a floating rate equal to the higher of the overnight Federal Funds Rate plus ½ % or the Fleet prime rate. The margins applicable to the Base Rate and LIBOR for each of the Facilities are set forth in the following table:

Facility	Base Rate Margin	LIBOR Margin
Term Loan A	3.25%	4.25%
Term Loan B	3.75%	4.75%
Revolver	3.50%	4.50%

In connection with the borrowings made under the Facilities, we incurred approximately $4.8 million in debt issuance costs.  These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the Facilities. The unamortized amount of debt issuance costs as of September 25, 2004 related to the Facilities was $2.6 million.

At September 25, 2004, we had $129.8 million in notes payable outstanding evidenced by the Notes (as defined below), $24.2 million and $59.8 million in term loans outstanding under the

Term Loan A and Term Loan B, respectively, $4.0 million outstanding under the revolving credit facility and $2.2 million in capital lease and equipment obligations.  We had $18.8 million of our revolving credit facility available to finance working capital requirements and general corporate purposes as of September 25, 2004.

The Facilities are collateralized by all of our tangible and intangible assets, including the stock of our subsidiaries.  In addition, we must meet certain financial covenants including minimum EBITDA, interest coverage, leverage ratio and capital expenditures.  As of September 25, 2004, we were in compliance with all of our financial covenants.

Notes.  In 1998, we issued $100.0 million aggregate principal amount of our 9 1/8% Senior Subordinated Notes due 2008 (the “Fixed Rate Notes”) and $50.0 million aggregate principal amount of our Floating Interest Rate Subordinated Term Securities due 2008 (the “Floating Rate Notes” and, together with the Fixed Rate Notes, the “Notes”).  We used a portion of the initial borrowings under the Facilities to redeem $20.0 million of the Floating Rate Notes.  Interest on the Notes is payable semiannually on May 1 and November 1 of each year until maturity.  Interest on the Fixed Rate Notes accrues at the rate of 9 1/8% per annum.  The Floating Rate Notes bear interest at a rate per annum, reset semiannually, and equal to LIBOR plus 3.98%.  The Fixed Rate Notes and Floating Rate Notes are not entitled to the benefit of any mandatory sinking fund.

The Notes are guaranteed on a senior subordinated basis by all of our subsidiaries.  The Notes and related guarantees:

•                  are general unsecured obligations of ours and our guarantors;

•                  are subordinated in right of payment to all current and future senior indebtedness including indebtedness under the Facilities; and

•                  rank pari passu in right of payment with any of our future senior subordinated indebtedness or of our guarantors and senior in right of payment with any of our future subordinated obligations or our guarantors.

We may redeem the Notes, at our option, in whole at any time or in part from time to time.  The redemption prices for the Fixed Rate Notes are set forth below for the 12-month periods beginning May 1 of the year set forth below, plus in each case, accrued interest to the date of redemption:

YEAR	REDEMPTION PRICE

2004	103.042%
2005	101.521%
2006 and thereafter	100.000%

Beginning on May 1, 2003, the Floating Rate Notes became redeemable at 100% of the principal amount thereof plus accrued and unpaid interest to the date of redemption.

The indenture governing the Notes contains certain covenants that, among other things, limit our and each of our guarantors’ ability to:

•                  incur additional indebtedness;

•                  pay dividends or make other distributions in respect of its capital stock;

•                  purchase equity interests or subordinated indebtedness;

•                  create certain liens;

•                  enter into certain transactions with affiliates;

•                  consummate certain asset sales; and

•                  merge or consolidate.

Preferred Stock.  In 1998, we issued 300,000 shares of a new series of preferred stock (the “Preferred Stock”), par value $.01 per share. Dividends on shares of the Preferred Stock are cumulative from the date of issue (whether or not declared) and are payable when and as may be declared from time to time by our Board of Directors.  Such dividends accrue on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount to be compounded annually.  The Preferred Stock will be redeemable at our option, in whole or in part, at $100 per share plus (i) the per share dividend rate and (ii) all accumulated and unpaid dividends, if any, to the date of redemption, upon occurrence of an offering of equity securities, a change of control or certain sales of assets.

Contractual Obligations.  We are committed to make cash payments in the future on the following types of agreements:

•                  Long term debt; and

•                  Operating leases for stores and office facilities.

The following table reflects a summary of our contractual obligations as of September 25, 2004:

	Payments due by period (dollars in thousands)
	Total	Less than 1 yr	1 to 3 yrs	3 to 5 yrs	More than 5 yrs

Long Term Debt	$217,784	$19,301	$54,525	$143,958	$—
Capital Lease Obligations	2,198	303	806	1,002	87
Operating Leases	148,596	31,828	52,835	38,383	25,550
Purchase Obligations	—	—	—	—	—
Total future principal payments on contractual obligations	$368,578	$51,432	$108,166	$183,343	$25,637

We have no off-balance sheet debt or unrecorded obligations and have not guaranteed the debt of any other party.

Adjusted EBITDA Reconciliation.  We present a discussion of Adjusted EBITDA because certain covenants in our Notes and Facilities contain ratios which are based on this measure.  Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income, in each case, as determined in accordance with GAAP as an indicator of our operating performance or cash flow as a measure of liquidity.  Additionally, Adjusted EBITDA presented may not be comparable to similarly titled measures reported by other companies.  The following table sets forth a reconciliation of Net Income to Adjusted EBITDA for each of the fiscal periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	Sept. 27, 2003	Sept. 25, 2004	Sept. 27, 2003	Sept. 25, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Reconciliation of Adjusted EBITDA to Net Income:
Net Income	$1,189	$2,848	$12,454	$14,151
Reconciling items:
Depreciation and amortization	4,239	4,086	12,978	12,046
Interest expense	5,261	4,721	15,501	14,423
Income tax expense	2,717	1,141	5,274	6,672

EBITDA	13,406	12,796	46,207	47,292
Reconciling items:
Expensing of payments to affect IPO	—	518	—	518
Thomas H. Lee Partners, L.P. management fees	173	124	375	370
Adjusted EBITDA	$13,579	$13,438	$46,582	$48,180

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

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements other than statements of historical facts included in this report regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct.  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those contemplated or projected, forecasted, estimated or budgeted in or expressed or implied by such forward-looking statements.  Such factors include, among others, the risk and other factors set forth under “Risk Factors” in our Annual Report on Form 10-K for fiscal 2003 as well as the following: general economic and business conditions; industry trends; the loss of major customers, suppliers or managed vision care contracts; cost and availability of raw materials; changes in business strategy or development plans; availability and quality of management; and availability, terms and deployment of capital.  SPECIAL ATTENTION SHOULD BE PAID TO THE FACT THAT CERTAIN STATEMENTS CONTAINED HEREIN ARE FORWARD-LOOKING INCLUDING, BUT NOT LIMITED TO, STATEMENTS RELATING TO (I) OUR ABILITY TO EXECUTE OUR BUSINESS STRATEGY (INCLUDING, WITHOUT LIMITATION, WITH RESPECT TO NEW STORE OPENINGS AND INCREASING OUR PARTICIPATION IN MANAGED VISION CARE PROGRAMS), (II) OUR ABILITY TO OBTAIN SUFFICIENT RESOURCES TO FINANCE OUR WORKING CAPITAL AND CAPITAL EXPENDITURE NEEDS AND PROVIDE FOR OUR OBLIGATIONS; (III) THE CONTINUING SHIFT IN THE OPTICAL RETAIL INDUSTRY OF MARKET SHARE FROM INDEPENDENT PRACTITIONERS AND SMALL REGIONAL CHAINS TO LARGER OPTICAL RETAIL CHAINS; (IV) INDUSTRY SALES GROWTH; (V) IMPACT OF REFRACTIVE SURGERY AND OTHER CORRECTIVE VISION TECHNIQUES; (VI) DEMOGRAPHIC TRENDS; (VII) OUR MANAGEMENT ARRANGEMENTS WITH PROFESSIONAL CORPORATIONS; (VIII) OUR ABILITY TO OBTAIN ADDITIONAL FINANCING TO REPAY OUR CREDIT FACILITY OR NOTES AT MATURITY AND (IX) THE CONTINUED MEDICAL INDUSTRY EFFORTS TO REDUCE MEDICAL COSTS AND THIRD PARTY REIMBURSEMENTS.

ITEM 3.                                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks.  Market risk is the potential loss arising from adverse changes in market prices and rates.  We do not enter into derivative or other financial instruments for trading or speculative purposes.  There have been no material changes in our market risk during the first three quarters of fiscal 2004.  For further discussion, refer to our annual report on Form 10-K for the year ended December 27, 2003.

Our primary market risk exposure is interest rate risk.  As of September 25, 2004, $117.8 million of our long-term debt bore interest at variable rates.  Accordingly, our net income is affected by changes in interest rates with specific vulnerability to changes in LIBOR.  For every two hundred basis point change in the average interest rate under our $117.8 million in long-term borrowings, our annual interest expense would change by approximately $2.4 million.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure.  However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.  Further, this analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 4.                                  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 25, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the thirty-nine weeks ended September 25, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business.  There have been no such pending matters, individually or in the aggregate, that we have deemed to be material to our business or our financial condition that have arisen during the third quarter of fiscal 2004.  For further discussion, refer to our annual report on Form 10-K for the year ended December 27, 2003.

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

Date: November 09, 2004

/s/ Alan E. Wiley

Alan E. Wiley
Executive Vice President and Chief Financial Officer