Form 10-Q
period 2005-10-01
EYE CARE CENTERS OF AMERICA INC
filed 2005-11-14
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2005.

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

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 14, 2005
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

		Page Number
Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at January 1, 2005 and October 1, 2005 (Unaudited)	2

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended September 25, 2004 (Unaudited) and October 1, 2005 (Unaudited), for the Thirty-Nine Weeks Ended September 25, 2004 (Unaudited), for the Fifty-Nine Days Ended March 1, 2005 (Unaudited), and for the Two Hundred Fourteen Days Ended October 1, 2005 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 25, 2004 (Unaudited), for the Fifty-Nine Days Ended March 1, 2005 (Unaudited), and for the Two Hundred Fourteen Days Ended October 1, 2005 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5-16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

Part II - Other Information

Item 1.	Legal Proceedings	30

Item 5.	Other Information	30-31

Item 6.	Exhibits and Reports on Form 8-K	32

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Note 2.

	Predecessor	Company
	January 1, 2005	October 1, 2005
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,098	$13,169
Accounts and notes receivable, net	10,455	9,239
Inventory	28,558	28,885
Deferred income taxes, net	2,313	4,839
Prepaid expenses and other	7,552	9,600

Total current assets	51,976	65,732
PROPERTY & EQUIPMENT, net	46,440	45,896
GOODWILL	107,423	379,704
OTHER ASSETS	5,945	19,833
DEFERRED INCOME TAXES, net	13,765	17,357

Total assets	$225,549	$528,522

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$21,991	$20,420
Current maturities of long-term debt	19,628	1,630
Deferred revenue	5,198	4,542
Accrued payroll expense	5,874	6,635
Accrued interest	1,914	4,027
Other accrued expenses	8,422	10,098

Total current liabilities	63,027	47,352
LONG TERM DEBT, less current maturities	204,285	314,718
DEFERRED RENT	4,614	540
DEFERRED GAIN	1,296	1,121

Total liabilities	273,222	363,731

SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock	74	—
Preferred stock	70,825	—
Additional paid-in capital	18,713	158,447
Retained earnings (deficit)	(137,285)	6,344

Total shareholders’ equity (deficit)	(47,673)	164,791

	$225,549	$528,522

See Notes to Condensed Consolidated Financial Statements.

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Note 2.

	Predecessor	Company	Predecessor		Company
	Thirteen Weeks Ended Sept. 25, 2004	Thirteen Weeks Ended Oct. 1, 2005	Thirty-Nine Weeks Ended Sept. 25, 2004	Fifty-Nine Days Ended March 1, 2005	Two Hundred Fourteen Days Ended Oct. 1, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$97,978	$100,183	$302,416	$74,839	$237,268
Management fee	692	858	2,452	560	1,998

Total net revenues	98,670	101,041	304,868	75,399	239,266
OPERATING COSTS AND EXPENSES:
Cost of goods sold	31,457	30,205	94,876	22,648	72,173
Selling, general and administrative expenses	58,503	59,622	174,746	42,226	137,736
Transaction expenses	—	—	—	15,642	—

Total operating costs and expenses	89,960	89,827	269,622	80,516	209,909

INCOME (LOSS) FROM OPERATIONS	8,710	11,214	35,246	(5,117)	29,357

INTEREST EXPENSE, NET	4,721	8,603	14,423	3,433	18,634

INCOME (LOSS) BEFORE INCOME TAXES	3,989	2,611	20,823	(8,550)	10,723

INCOME TAX EXPENSE (BENEFIT)	1,141	1,044	6,672	(1,676)	4,289

NET INCOME (LOSS)	2,848	1,567	14,151	(6,874)	6,434

LESS PREFERRED STOCK DIVIDENDS	2,154	—	6,261	1,493	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$694	$1,567	$7,890	$(8,367)	$6,434

See Notes to Condensed Consolidated Financial Statements.

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Note 2.

	Predecessor		Company
	Thirty-Nine Weeks Ended September 25, 2004	Fifty-Nine Days Ended March 1, 2005	Two Hundred Fourteen Days Ended October 1, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,151	$(6,874)	$6,434
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,046	2,683	8,338
Amortization of debt issue costs	1,505	309	1,406
Deferred liabilities and other	(230)	(1,713)	3,095
Deferred financing costs write-off	—	3,534	—
Increase in operating assets and liabilities	1,185	3,771	5,553

Net cash provided by operating activities	28,657	1,710	24,826

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(8,783)	(1,850)	(8,766)

Net cash used in investing activities	(8,783)	(1,850)	(8,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(18,880)	(213,872)	(8,551)
Payments for refinancing fees	—	(16,925)	(879)
Retirement of treasury stock	—	1,668	—
Retirement of preferred stock	—	(72,318)	—
Common stock buyback	—	(168,116)	—
Common stock sale, net	—	158,521	—
Proceeds from issuance of debt	—	314,712	—
Distribution to affiliated OD	(800)	—	—
Payments to affect IPO	(518)	—	—
Dividend to parent	—	—	(90)

Net cash provided by (used in) in financing activities	(20,198)	3,670	(9,520)

NET INCREASE IN CASH	(324)	3,530	6,540
CASH AND CASH EQUIVALENTS, beginning of period	3,809	3,098	6,629

CASH AND CASH EQUIVALENTS, end of period	$3,485	$6,628	$13,169

See Notes to Condensed Consolidated Financial Statements.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Condensed Consolidated Financial Statements of Eye Care Centers of America, Inc. which is referred to as the “Company”, “we”, “our” and “us” include all of our accounts, our wholly owned subsidiaries’ accounts and certain private optometrists’ accounts for whom we perform management services (the “ODs”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Balance Sheet for the year ended January 1, 2005 was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week period ended October 1, 2005, the fifty-nine day period ended March 1, 2005 and the two hundred and fourteen day period ended October 1, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2005 (“fiscal 2005”). For further information, refer to the consolidated financial statements and footnotes thereto included in our Registration Statement on Form S-4 for the year ended January 1, 2005 (“fiscal 2004”).

2. Merger Agreement

On December 2, 2004, we entered into a definitive merger agreement pursuant to which Thomas H. Lee Partners agreed to sell all of its equity interests in us to ECCA Holdings Corporation (“ECCA Holdings”), a company controlled by Moulin Global Eyecare Holdings Limited, which we refer to as Moulin, and Golden Gate Capital, which we refer to as Golden Gate (“the Acquisition”). Upon consummation of the agreement on March 1, 2005, we became a wholly owned subsidiary of ECCA Holdings, which was in turn owned 56.5% by Moulin, 42.5% by Golden Gate and 1% by our management. In connection with the Acquisition, we issued $152 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due February 15, 2015, which we refer to as the Initial Notes, and entered into a $190 million senior credit facility, which we refer to as the New Credit Facility. The net proceeds from the Initial Notes together with borrowings under the New Credit Facility and a $172.7 million equity contribution from Moulin and Golden Gate were used to finance the Acquisition, including the permanent repayment of our old credit facility and the retirement of our 9 1/8% Senior Subordinated Notes due 2008 and our Floating Interest Rate Subordinated Term Securities due 2008, which together we refer to as the Retired Notes. We also entered into a long-term supply agreement with Moulin. All of these transactions together are collectively referred to as the transactions; prior to the transactions the company is referred to as the “Predecessor” and subsequent to the transactions the company is referred to as the “Company”.

As a result of the Acquisition, we incurred approximately $15.6 million of non-recurring expenses. These expenses consisted of professional fees incurred by the selling shareholders, premium paid to retire the Retired Notes and the write off of previously capitalized loan fees related to the Retired Notes and old credit facility.

The Acquisition was accounted for using the push-down method of accounting. Accordingly, a portion of the purchase price was preliminarily allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price, $379.7 million, included in goodwill. The preliminary allocation is pending final valuation of our assets.

3. Critical Accounting Policies

Critical accounting policies are those that require us to make assumptions that are difficult or complex about matters that are uncertain and may change in subsequent periods, resulting in changes to reported results.

The majority of our accounting policies do not require us to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical. We have discussed these critical accounting policies with the audit committee of the Board of Directors.

•	Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $3.2 million and $3.4 million at January 1, 2005 and October 1, 2005, respectively.

•	Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $0.7 million and $1.5 million at January 1, 2005 and October 1, 2005, respectively.

•	Goodwill represents approximately 72% of our assets and consists of the amount by which the purchase price exceeds the market value of acquired net assets. Goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us.

•	Valuation allowances for deferred tax assets reduce deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable due to taxable losses. Although realization is not assured due to historical taxable income and the probability of future taxable income, we believe it is more likely than not that all of the deferred tax asset will be realized.

•	We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $0.7 million, which is included in other accrued expenses, as of October 1, 2005 is adequate to cover future benefit payments for claims that occurred prior to October 1, 2005.

4. Related Party Transactions

In connection with the recapitalization of the Company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998. Pursuant to the management agreement, in addition to one time fees that were payable to THL Advisors at the time of the recapitalization, THL Advisors was entitled to receive (i) management and other consulting services fees of $500,000 per year, payable quarterly in advance, (ii) one percent (1.0%) of the gross purchase price for acquisitions for its participation in the negotiation and consummation of any such acquisition, (iii) reimbursement of out-of-pocket expenses and (iv) indemnification for certain liabilities incurred in connection with the provision of services under the management agreement. For each of the thirty-nine week periods ended September 25, 2004 and October 1, 2005, we paid THL Advisors aggregate fees and expenses of approximately $375,000 and $75,000, respectively, related to the management agreement. The management agreement was terminated in conjunction with the Acquisition.

During fiscal 1998, Bernard W. Andrews, one of our former directors and who was our Chief Executive Officer at the time, purchased $1.0 million of our common stock, which was paid for by the delivery by Mr. Andrews of a promissory note payable to us with an original principal amount of $1.0 million. Mr. Andrews’ promissory note accrued interest at a fixed annual rate of 9.0% and was secured by 96,061 shares of our common stock held by Bernard W. Andrews Revocable Trust U/A. The promissory note plus all accrued interest was paid in full in conjunction with the Acquisition.

In connection with the Acquisition, we became a party to an advisory agreement with ECCA Holdings and an entity affiliated with Golden Gate, and a separate advisory agreement with ECCA Holdings and Moulin. Pursuant to each advisory agreement, Golden Gate, on the one hand, and Moulin, on the other hand, will be compensated for the financial, investment banking, management advisory and other services performed for future financial, investment banking, management advisory and other services they perform on our behalf. Each advisory agreement has a term of 10 years following the date on which the transactions are consummated, but will terminate on the date on which Golden Gate or Moulin, as the case may be, ceases to be a direct or indirect holder of equity interests of ECCA Holdings.

We prepaid $3.0 million to Golden Gate and $1.5 million to Moulin on the date of the Acquisition as compensation for advisory services to be rendered through the three-year period and 18-month period, respectively, immediately following the date of the Acquisition. Beginning 18 months after the consummation of the Acquisition, we will pay management fees of up to $500,000 per fiscal quarter to Moulin until the aggregate management fees paid to Moulin under its Advisory Agreement, including those paid upon consummation of the Acquisition, total $3.0 million, and thereafter we will pay management fees of up to $250,000 per fiscal quarter to each of Golden Gate and Moulin, subject to restrictions in (i) our new senior credit facility and (ii) the indenture governing the Exchange Notes. We have also agreed to reimburse each of Golden Gate and Moulin up to $125,000 annually for their out-of-pocket fees and expenses, including legal and accounting fees, incurred in connection with the provision of services to us, their ownership of equity securities of ECCA Holdings or the exercise of rights under the various agreements entered in connection with the Acquisition. In addition, we have agreed to pay certain additional transaction fees to each of them in the event we, ECCA Holdings or any of our subsidiaries completes any acquisition (whether by merger, consolidation, purchase of stock or assets or otherwise), debt or equity financing, sale of all or substantially all of our assets, change of control transaction or other similar transaction in an amount equal to 0.5% of the value of each such transaction.

5. Income Taxes

We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6. Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	Predecessor		Company
	Thirty-Nine Weeks Ended September 25, 2004	Fifty-Nine Days Ended March 1, 2005	Two Hundred Fourteen Days Ended October 1, 2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash paid for interest	$11,484	$5,213	$14,713
Dividends accrued on preferred stock	$6,261	$1,493	$—
Cash paid for taxes	$6,107	$8	$1,176

7. New Accounting Pronouncements

In December 2002, SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” was issued by the FASB. This statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the Statement on December 29, 2002 and continue to account for stock-based employee compensation under the intrinsic value method. As all options are granted at fair market value, there is no compensation expense recorded for option grants. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The pro forma calculations include only the effects of 2002, 2003 and 2004 grants as all grants previous to 2002 were exercised or cancelled. As such, the impacts are not necessarily indicative of the effects on reported net income of future years. No options were outstanding during the two hundred fourteen day period ended October 1, 2005 as all options were cancelled in connection with the Acquisition. Our pro forma net income for the thirty-nine weeks ended September 25, 2004 and for the fifty-nine day period ended March 1, 2005, respectively, is as follows:

	Predecessor
	Thirty-Nine Days Ended September 25, 2004	Fifty-Nine Days Ended March 1, 2005
	(Unaudited)	(Unaudited)
Net income/(loss)	$14,151	$(6,874)
Fair value based method compensation expense	151	21

Pro forma net income/(loss)	$14,000	$(6,895)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123(R) (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than the beginning of the first interim period beginning after December 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123(R) using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have an impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income above. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options) and there were no amounts recognized in prior periods for such excess tax deductions as there were no exercises of options.

On July 14, 2005, the Financial Accounting Standards Board (FASB) issued its Exposure Draft, Accounting for Uncertain Tax Positions, which is a proposed Interpretation to FASB Statement No. 109, Accounting for Income Taxes. This proposed Interpretation would require an enterprise to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on an audit based solely on the technical merits of the position. In evaluating whether the probable recognition threshold has been met, this proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The term probable is used in this proposed Interpretation consistent with its use in FASB Statement No. 5, Accounting for

Contingencies, to mean “the future event or events are likely to occur.” Individual tax positions that fail to meet the probable recognition threshold will generally result in either (a) a reduction in the deferred tax asset or an increase in a deferred tax liability or (b) an increase in a liability for income taxes payable or the reduction of an income tax refund receivable. The impact may also include both (a) and (b). The increase in the income tax liability would not be classified as a deferred tax liability unless it resulted from a taxable temporary difference created by a tax position that has met the probable recognition threshold. For enterprises that present classified statements of financial position, the income tax liability would be classified as current to the extent that a payment is anticipated within one year or the operating cycle, if longer. This proposed Interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition.

The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005 (early adoption is encouraged). The initial recognition of the effect of applying the proposed Interpretation would be a cumulative effect of a change in accounting principle.

8. Condensed Consolidating Information (Unaudited) (Dollars in Thousands)

The Exchange Notes were issued by us and are guaranteed by all of our subsidiaries but are not guaranteed by ODs. The subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents (i) our financial position, results of operations and cash flows, as parent, as if we accounted for our subsidiaries using the equity method, (ii) the subsidiaries, and (iii) ODs. There were no transactions between the subsidiaries during any of the periods presented. Separate financial statements of the subsidiaries are not presented herein as we do not believe that such statements would be material to investors.

Condensed Consolidating Balance Sheet

For the Year Ended January 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$2,582	$337	$179	$—	$3,098
Accounts and notes receivable, net	142,575	47,353	4,900	(184,373)	10,455
Inventory	—	26,663	1,895	—	28,558
Other assets	2,313	—	—	—	2,313
Deferred income taxes, net	—	7,507	45	—	7,552

Total current assets	147,470	81,860	7,019	(184,373)	51,976
Property and equipment, net	—	46,374	66	—	46,440
Goodwill	166	107,195	87	(25)	107,423
Other assets	6,415	(470)	—	—	5,945
Deferred income taxes, net	13,310	455	—	—	13,765
Investment in subsidiaries	15,973	—	—	(15,973)	—

Total Assets	$183,334	$235,414	$7,172	$(200,371)	$225,549

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12	$197,187	$9,165	$(184,373)	$21,991
Current maturities of long-term debt	19,301	327	—	—	19,628
Deferred revenue	—	4,748	450	—	5,198
Accrued payroll expense	—	5,514	360	—	5,874
Accrued interest	3,584	(1,670)	—	—	1,914
Other accrued expenses	69	7,595	758	—	8,422

Total current liabilities	22,966	213,701	10,733	(184,373)	63,027
Deferred income taxes	—	—	—	—	—
Long-term debt, less current maturities	202,495	1,790	—	—	204,285
Deferred rent	—	4,455	159	—	4,614
Deferred gain	1,213	83	—	—	1,296

Total liabilities	226,674	220,029	10,892	(184,373)	273,222

Shareholders’ equity (deficit):
Common stock	74	—	—	—	74
Preferred stock	70,825	—	—	—	70,825
Additional paid-in capital	23,046	(1,084)	(3,224)	(25)	18,713

Total shareholders’ equity (deficit)	(43,340)	15,385	(3,720)	(15,998)	(47,673)

	$183,334	$235,414	$7,172	$(200,371)	$225,549

Condensed Consolidating Statement of Operations For the Thirty-Nine Weeks Ended September 25, 2004

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$(495)	$239,398	$63,513	$—	$302,416
Management fees	125	20,510	—	(18,183)	2,452
Equity earnings in subsidiaries	26,703		—	(26,703)	—

Total net revenues	26,333	259,908	63,513	(44,886)	304,868
Operating costs and expenses:
Cost of goods sold	2,833	79,615	12,428	—	94,876
Selling, general and administrative expenses	(2,623)	147,235	48,317	(18,183)	174,746

Total operating costs and expenses	210	226,850	60,745	(18,183)	269,622

Income from operations	26,123	33,058	2,768	(26,703)	35,246
Interest expense, net	12,515	1,902	6	—	14,423
Income tax expense/(benefit)	(543)	7,198	17	—	6,672

Net income	$14,151	$23,958	$2,745	$(26,703)	$14,151

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 25, 2004

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$465	$75,737	$21,776	$—	$97,978
Management fees	—	6,873	—	(6,181)	692
Equity earnings in subsidiaries	5,690	—	—	(5,690)	—

Total net revenues	6,155	82,610	21,776	(11,871)	98,670
Operating costs and expenses:
Cost of goods sold	901	26,482	4,074	—	31,457
Selling, general and administrative expenses	(786)	49,040	16,430	(6,181)	58,503

Total operating costs and expenses	115	75,522	20,504	(6,181)	89,960

Income from operations	6,040	7,088	1,272	(5,690)	8,710
Interest expense, net	4,130	589	2	—	4,721
Income tax expense/(benefit)	(938)	2,079	—	—	1,141

Net income	$2,848	$4,420	$1,270	$(5,690)	$2,848

Condensed Consolidating Statement of Cash Flows For the Thirty-Nine Weeks Ended September 25, 2004

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$14,151	$23,958	$2,745	$(26,703)	$14,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	—	12,046	—	—	12,046
Amortization of debt issue costs	37	1,468	—	—	1,505
Deferred liabilities and other	239	(483)	14	—	(230)
Equity earnings in subsidiaries	(26,703)	—	—	26,703	—
Increase/(decrease) in operating assets and liabilities	31,076	(27,741)	(2,150)	—	1,185

Net cash provided by operating activities	18,800	9,248	609	—	28,657

Cash flows from investing activities:
Acquisition of property and equipment	—	(8,783)	—	—	(8,783)

Net cash used in investing activities	—	(8,783)	—	—	(8,783)

Cash flows from financing activities:
Payments on debt and capital leases	(18,791)	(89)	—	—	(18,880)
Distributions to affiliated OD	—	—	(800)	—	(800)
Payments to affect IPO	—	(518)	—	—	(518)

Net cash used in financing activities	(18,791)	(607)	(800)	—	(20,198)

Net increase/(decrease) in cash and cash equivalents	9	(142)	(191)	—	(324)
Cash and cash equivalents at beginning of period	67	3,501	241	—	3,809

Cash and cash equivalents at end of period	$76	$3,359	$50	$—	$3,485

Condensed Consolidating Balance Sheet

October 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$706	$12,147	$316	$—	$13,169
Accounts and notes receivable	175,778	50,205	3,641	(220,385)	9,239
Inventory	—	27,118	1,767	—	28,885
Deferred income taxes	3,336	1,503	—	—	4,839
Other assets	1,690	7,365	545	—	9,600

Total current assets	181,510	98,338	6,269	(220,385)	65,732
Property and equipment	—	45,830	66	—	45,896
Intangibles	277,993	101,649	87	(25)	379,704
Other assets	18,855	978	—	—	19,833
Deferred income taxes	17,357	—	—	—	17,357
Investment in subsidiaries	21,552	—	—	(21,552)	—

Total assets	$517,267	$246,795	$6,422	$(241,962)	$528,522

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$41,963	$190,018	$8,824	$(220,385)	$20,420
Current portion of long-term debt	1,238	392	—	—	1,630
Deferred revenue	—	4,074	468	—	4,542
Accrued payroll expense	—	6,275	360	—	6,635
Accrued interest	4,027	—	—	—	4,027
Other accrued expenses	2,832	5,695	1,571	—	10,098

Total current liabilities	50,060	206,454	11,223	(220,385)	47,352
Long-term debt, less current maturities	313,212	1,506	—	—	314,718
Deferred rent	—	393	147	—	540
Deferred gain	934	187	—	—	1,121

Total liabilities	364,206	208,540	11,370	(220,385)	363,731
Shareholders’ equity/(deficit)
Common stock	—				—
Additional paid-in capital	162,690	(994)	(3,224)	(25)	158,447
Accumulated equity/(deficit)	(9,629)	39,249	(1,724)	(21,552)	6,344

Total shareholders’ equity/(deficit)	153,061	38,255	(4,948)	(21,577)	164,791

	$517,267	$246,795	$6,422	$(241,962)	$528,522

Condensed Consolidating Statement of Operations For the Two Hundred Fourteen Days Ended October 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales		$188,099	$49,169		$237,268
Management fees		15,962		(13,964)	1,998
Equity earnings in subsidiaries	17,332			(17,332)	—

Total net revenues	17,332	204,061	49,169	(31,296)	239,266
Operating costs and expenses:
Cost of goods sold		62,684	9,489		72,173
Selling, general and administrative expenses	(7,648)	118,803	40,545	(13,964)	137,736

Total operating costs and expenses	(7,648)	181,487	50,034	(13,964)	209,909

Income from operations	24,980	22,574	(865)	(17,332)	29,357
Interest expense, net	15,301	3,333	—	—	18,634
Income tax expense	3,245	(412)	1,456	—	4,289

Net income	$6,434	$19,653	$(2,321)	$(17,332)	$6,434

Condensed Consolidating Statement of Operations

For the Fifty-Nine Days Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$57,670	$17,169	$—	$74,839
Management fees	—	5,328	—	(4,768)	560
Equity earnings in subsidiaries	4,220	—	—	(4,220)	—

Total net revenues	4,220	62,998	17,169	(8,988)	75,399
Operating costs and expenses:
Cost of goods sold	—	19,504	3,144	—	22,648
Selling, general and administrative expenses	102	33,961	12,931	(4,768)	42,226
Transaction expenses	15,642	—	—	—	15,642

Total operating costs and expenses	15,744	53,465	16,075	(4,768)	80,516

Income from operations	(11,524)	9,533	1,094	(4,220)	(5,117)
Interest expense, net	182	3,251	—	—	3,433
Income tax expense	(4,832)	3,156	—	—	(1,676)

Net income	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)

Condensed Consolidating Statement of Operations For the Thirteen Weeks October 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales		$72,957	$27,226		$100,183
Management fees		6,991		(6,133)	858
Equity earnings in subsidiaries	10,700			(10,700)	—

Total net revenues	10,700	79,948	27,226	(16,833)	101,041
Operating costs and expenses:
Cost of goods sold		24,876	5,329		30,205
Selling, general and administrative expenses	662	44,355	20,738	(6,133)	59,622

Total operating costs and expenses	662	69,231	26,067	(6,133)	89,827

Income from operations	10,038	10,717	1,159	(10,700)	11,214
Interest expense, net	8,600	3	—		8,603
Income tax expense	(129)	(283)	1,456		1,044

Net income	$1,567	$10,997	$(297)	$(10,700)	$1,567

Condensed Consolidating Statement of Cash Flows

For the Fifty Nine Days Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	2,683	—	—	2,683
Amortization of debt issue costs	8	301	—	—	309
Deferred liabilities and other	(1,904)	167	24	—	(1,713)
Deferred financing costs write-off	3,534				3,534
Equity earnings in subsidiaries	(4,220)	—	—	4,220	—
Increase/(decrease) in operating assets and liabilities	2,731	1,602	(562)	—	3,771

Net cash provided by operating activities	(6,725)	7,879	556	—	1,710

Cash flows from investing activities:
Acquisition of property and equipment	—	(1,850)	—	—	(1,850)

Net cash used in investing activities	—	(1,850)	—	—	(1,850)

Cash flows from financing activities:
Payments on debt and capital leases	(213,819)	(53)	—	—	(213,872)
Payments for refinancing fees	(16,925)	—	—	—	(16,925)
Retirement of treasury stock	1,668	—	—	—	1,668
Retirement of preferred stock	(72,318)	—	—	—	(72,318)
Common stock buyback	(168,116)	—	—	—	(168,116)
Common stock sale, net	158,521	—	—	—	158,521
Proceeds from issuance of debt	314,712	—	—	—	314,712

Net cash used in financing activities	3,723	(53)	—	—	3,670

Net increase in cash and cash equivalents	(3,002)	5,976	556	—	3,530
Cash and cash equivalents at beginning of period	2,582	337	179	—	3,098

Cash and cash equivalents at end of period	$(420)	$6,313	$735	$—	$6,628

Condensed Consolidating Statement of Cash Flows

For the Two Hundred Fourteen Days Ended October 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$6,434	$19,653	$(2,321)	$(17,332)	$6,434
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	8,338	—	—	8,338
Amortization of debt issue costs	858	548	—	—	1,406
Deferred liabilities and other	4,234	(1,121)	(18)	—	3,095
Equity earnings in subsidiaries	(1,359)	—	—	1,359	—
Increase/(decrease) in operating assets and liabilities	311	(12,651)	1,920	15,973	5,553

Net cash provided by operating activities	10,478	14,767	(419)	—	24,826

Cash flows from investing activities:
Acquisition of property and equipment	—	(8,766)	—	—	(8,766)

Net cash used in investing activities	—	(8,766)	—	—	(8,766)

Cash flows from financing activities:
Payments on debt and capital leases	(8,384)	(167)	—	—	(8,551)
Payments for refinancing fees	(879)	—	—	—	(879)
Dividend to parent	(90)	—	—	—	(90)

Net cash used in financing activities	(9,353)	(167)	—	—	(9,520)

Net increase in cash and cash equivalents	1,125	5,834	(419)	—	6,540
Cash and cash equivalents at beginning of period	(419)	6,313	735	—	6,629

Cash and cash equivalents at end of period	$706	$12,147	$316	$—	$13,169

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 380 stores in 36 states, including 316 directly-owned stores and 64 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 316 directly-owned stores, as well as the results of 51 of the 64 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 367 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 367 consolidated stores, as well as the professional fees of the optometrists at 180 of the stores. These 180 stores include 85 stores where the optometrist is our employee or an independent contractor, the 51 stores operated by an OD PC that are consolidated in our results and the 44 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

Our operating costs and expenses are comprised of costs of goods sold and selling, general and administrative expenses. Cost of goods sold primarily includes the cost of eyeglass frames, ophthalmic lenses, contact lenses, lab manufacturing costs and buying, warehousing, distribution, shipping and delivery costs. Selling, general and administrative expenses primarily include retail payroll, doctor payroll, occupancy, overhead, advertising and depreciation. Occupancy, overhead and depreciation are less variable relative to sales levels than other components of selling, general and administrative expenses.

In this management’s discussion and analysis we use the terms “gross profit,” “gross margin,” “comparable store sales,” “comparable transaction volume” and “average ticket price” to compare our period-over-period performance. Gross profit is defined as optical sales less cost of goods sold in a period. Gross margin is defined as gross profit as a percentage of optical sales in a period. Comparable store sales is calculated by comparing net revenues for a period to net revenues of the equivalent prior period for all stores open at least twelve months during such prior period. Comparable transaction volume is based on the number of comparable store sales in a period. Average ticket price is calculated by dividing comparable net revenues by comparable transaction volume in a period.

We believe that the key driver of our performance is our ability to grow revenue without increasing costs at the same rate by (i) increasing comparable transaction volume by offering value and convenience, (ii) actively managing our store base in targeted markets and (iii) pursuing fee-for-service funded managed vision care relationships. Our performance is also affected by general economic conditions and consumer confidence.

We primarily grow optical sales by offering value and convenience to our customers. Since fiscal 2001, we have focused on our value strategy, which includes a promotion of two complete pairs of single vision eyewear for $99. We believe our value strategy results in increased comparable transaction volume and also believe it encourages customers to purchase higher margin lenses, lens treatments and accessories, which increases average ticket price.

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expense related to opening new stores adversely affects our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we believe the opportunity exists to open an average of 10 to 15 new stores per year over the next two years in existing and new markets. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

We have made a strategic decision to pursue fee-for-service funded managed vision care plans. Our net revenues derived from fee-for-service funded managed care plans grew at a rate of 8.9% during the first three quarters of fiscal 2005 compared to the first three quarters of fiscal 2004. Fee-for-service funded managed vision care plans consist of insurance relationships where we receive set fees for services provided to participants of a plan as opposed to capitated funded managed vision care plans where we receive a set fee per plan participant to provide any and all services requested by participants of such plan. Under a fee-for-service funded managed vision care plan we benefit from participants’ utilization of the plan, whereas under a capitated funded managed vision care plan we bear risk related to the level at which participants utilize such plan. Substantially all of our current funded managed vision care plans are fee-for-service funded managed vision care plans. Our managed vision care plans also include discount managed vision care plans where participants receive a set discount on eye care products. We believe that participation in managed vision care plans will continue to benefit us and other large optical retail chains with strong local market shares, broad geographic coverage and sophisticated management information and billing systems. During the first three quarters of fiscal 2005, approximately 31.7% of our optical revenues were derived from managed vision care programs. We expect that optical revenues derived from managed vision care plans will continue to account for approximately 30% of our net revenues, but that the percentage attributable to fee-for-service funded managed vision care plans will increase as revenues from discount managed vision care plans decline. While the average ticket price on products purchased under managed vision care plans is typically slightly lower than a non-managed vision care sale, managed vision care plan transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. We believe that the increased volume resulting from managed vision care plans also compensates for the lower average ticket price.

Results of Operations

The following table sets forth the percentage relationship to net revenues of certain income statement data. In order to provide the most beneficial performance comparison, the period January 2, 2005 to March 1, 2005 of the Predecessor and the period March 2, 2005 to October 1, 2005 of the Company have been combined to represent a total thirty-nine week period. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2004	October 1, 2005	September 25, 2004	October 1, 2005
Statement of Income Data:
NET REVENUES:
Optical sales	99.3%	99.2%	99.2%	99.2%
Management fees	0.7%	0.8%	0.8%	0.8%

Total net revenues	100.0%	100.0%	100.0%	100.0%
OPERATING COSTS AND EXPENSES:
Cost of goods sold	32.1%*	30.1%*	31.4%*	30.4%*
SG&A	59.7%*	59.5%*	57.8%*	57.7%*
Transaction expenses	0.0%	0.0%	0.0%	5.0%
Total operating costs and expenses	91.2%	88.9%	88.4%	92.3%

INCOME FROM OPERATIONS	8.8%	11.1%	11.6%	7.7%
INTEREST EXPENSE, NET	4.7%	8.5%	4.7%	7.0%
INCOME TAX EXPENSE	1.2%	1.0%	2.2%	0.8%

NET INCOME (LOSS)	2.9%	1.6%	4.6%	(0.1)%

*	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

The Thirteen Weeks Ended October 1, 2005 Compared to the Thirteen Weeks Ended September 25, 2004.

Net Revenues. Net revenues increased to $101.0 million for the thirteen weeks ended October 1, 2005 from $98.7 million for the thirteen weeks ended September 25, 2004. The increase in revenues compared to the third quarter of fiscal 2004 was primarily driven by a 1.7% increase in comparable store sales. Comparable transactions decreased by 2.5% and average ticket increased by 4.3% compared to the third quarter of fiscal 2004. The increase in average ticket continues to be driven by a frame price increase that was implemented at the end of fiscal 2004 and an increase in the sale of premium lenses. Severe hurricane activity caused us to have two hundred more store closure days than in the third quarter of fiscal 2004. Total managed vision care sales increased by 3.9% compared to the third quarter of fiscal 2004. The growth in managed vision care resulted from the continued increase in business from our key existing partners. The growth is from both new and existing accounts which they administer. In addition, we opened two new stores in the third quarter of fiscal 2005.

Gross Profit. Gross profit increased to $70.0 million for the thirteen weeks ended October 1, 2005 from $66.5 million for the thirteen weeks ended September 25, 2004. Gross profit as a percentage of optical sales increased to 69.9% for the thirteen weeks ended October 1, 2005 as compared to 67.9% for the thirteen weeks ended September 25, 2004. This increase was largely the result of an increase in optical retail prices, an increase in the sales mix of higher margin premium lenses and the sale of lower cost frames purchased from China.

Selling General & Administrative Expenses (SG&A). SG&A increased to $59.6 million for the thirteen weeks ended October 1, 2005 from $58.5 million for the thirteen weeks ended September 25, 2004. SG&A, as a percentage of optical sales, decreased to 59.5% for the thirteen weeks ended October 1, 2005 from 59.7% for the thirteen weeks ended September 25, 2004. This percentage decrease was primarily due to increased sales from more cost effective advertising promotions. We also achieved economies of scale in payroll expense as the expense decreased as a percentage of optical sales compared to the third quarter of fiscal 2004 while sales improved.

Net Interest Expense. Net interest expense increased to $8.6 million for the thirteen weeks ended October 1, 2005 from $4.7 million for the thirteen weeks ended September 25, 2004. This increase was primarily due to larger outstanding debt balances as a result of the Acquisition and an increase in interest rates as compared to the third quarter of fiscal 2004.

Income Tax Expense. Income tax expense decreased to $1.0 million for the thirteen weeks ended October 1, 2005 from $1.1 million for the thirteen weeks ended September 25, 2004. The effective tax rate increased from 28.6% for the thirteen weeks ended September 25, 2004 to 40.0% for the thirteen weeks ended October 1, 2005. The 28.6% effective tax rate for the thirteen weeks ended September 25, 2004 was due to utilization of our net operating loss deduction while the effective tax rate for the thirteen weeks ended October 1, 2005 was affected by our transaction expenses and their tax deductibility.

Net Income. Net income decreased to $1.6 million for the thirteen weeks ended October 1, 2005 from $2.8 million for the thirteen weeks ended September 25, 2004. This was primarily as a result of the increased interest expense.

The Thirty-Nine Weeks Ended October 1, 2005 Compared to the Thirty-Nine Weeks Ended September 25, 2004.

Net Revenues. Net revenues increased to $314.7 million for the thirty-nine weeks ended October 1, 2005 from $304.9 million for the thirty-nine weeks ended September 25, 2004. The increase in revenues compared to the first thirty-nine weeks of fiscal 2004 was primarily driven by a 3.1% increase in comparable store sales. Comparable transactions decreased by 0.2% and average ticket increased by 3.3% compared to the first thirty-nine weeks of fiscal 2004. The increase in average ticket continues to be driven by a frame price increase that was implemented at the end of fiscal 2004 and an increase in the sale of premium lenses. Total managed vision care sales increased by 6.6% compared to the first thirty-nine weeks of fiscal 2004. The growth in managed vision care resulted from the continued increase in business from our key existing partners. The growth is from both new and existing accounts which they administer. In addition, we opened four new stores and closed two stores during the first three quarters of fiscal 2005.

Gross Profit. Gross profit increased to $217.3 million for the thirty-nine weeks ended October 1, 2005 from $207.5 million for the thirty-nine weeks ended September 25, 2004. Gross profit as a percentage of optical sales increased to 69.6% for the thirty-nine weeks ended October 1, 2005 as compared to 68.6% for the thirty-nine weeks ended September 25, 2004. This increase was largely the result of an increase in optical retail prices, an increase in the sales mix of higher margin premium lenses and the sale of lower cost frames purchased from China.

Selling General & Administrative Expenses (SG&A). SG&A increased to $180.0 million for the thirty-nine weeks ended October 1, 2005 from $174.7 million for the thirty-nine weeks ended September 25, 2004. SG&A, as a percentage of optical sales, decreased to 57.7% for the thirty-nine weeks ended October 1, 2005 from 57.8% for the thirty-nine weeks ended September 25, 2004. This percentage decrease was primarily due to the leveraging of depreciation expense and economies of scale achieved in overhead expense as overhead expense decreased as a percentage of optical sales compared to the first three quarters of fiscal 2004 while sales improved.

Net Interest Expense. Net interest expense increased to $22.1 million for the thirty-nine weeks ended October 1, 2005 from $14.4 million for the thirty-nine weeks ended September 25, 2004. This increase was primarily due to larger outstanding debt balances as a result of the Acquisition and an increase in interest rates as compared to the first thirty-nine weeks of fiscal 2004.

Income Tax Expense. Income tax expense decreased to $2.6 million for the thirty-nine weeks ended October 1, 2005 from $6.7 million for the thirty-nine weeks ended September 25, 2004. The effective tax rate for the thirty-nine weeks ended September 25, 2004 of 32.0% was due to utilization of our net operating loss deduction while the effective tax rate for the thirty-nine weeks ended October 1, 2005 was affected by our transaction expenses and their tax deductibility.

Net Income. Net loss was $0.4 million for the thirty-nine weeks ended October 1, 2005 compared to net income of $14.2 million for the thirty-nine weeks ended September 25, 2004. This was primarily as a result of the transaction expenses incurred with the Acquisition and the increase in interest expense.

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

Sources of Capital

Our short-term and long-term liquidity needs arise primarily from: (i) interest payments primarily related to our New Credit Facility and the Exchange Notes; (ii) capital expenditures, including those for opening new stores; and (iii) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures and working capital requirements principally from cash from operations. We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the cash necessary to fund our operations, interest expense, capital expenditures and working capital requirements. There are currently no restrictions on the ability of our subsidiaries to transfer funds to us.

Cash flows from operating activities provided net cash of $26.4 million for the thirty-nine weeks ended October 1, 2005 and $28.7 million for the thirty-nine weeks ended September 25, 2004. Our other sources of working capital are cash on hand and funding from our revolving credit facility. As of October 1, 2005 we had $13.2 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our new senior credit facility, excluding $2.9 million letters of credit outstanding.

Payments on debt and issuance of debt and equity transactions related to the Acquisition have been our principal financing activities. Cash flows used in financing activities were $5.8 million for the thirty-nine weeks ended October 1, 2005. Cash flows used in financing activities were $20.2 million for the thirty-nine weeks ended September 25, 2004. On May 2, 2005, the Company retired the remaining $8.3 million in Retired Notes, which included interest and premium.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $19.5 million as of October 1, 2005. Our working capital was a deficit of $11.1 million as of January 1, 2005.

Capital expenditures were $10.6 million for the thirty-nine weeks ended October 1, 2005 compared to $8.7 million for the thirty-nine weeks ended September 25, 2005. Capital expenditures for all of 2005 are projected to be approximately $12.2 million. Of the planned 2005 capital expenditures, approximately $2.8 million is related to commitments to new stores and approximately $9.4 million is expected to be for improvement of existing facilities and systems.

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the $25.0 million revolving credit facility portion of our new senior credit facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve months. Our ability to satisfy our financial covenants under our new senior credit facility, meet our debt service obligations and reduce our debt will be dependent on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our new senior credit facility and the notes at maturity will likely require additional financing, which may not be available to us on acceptable terms, if at all. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Long-Term Debt

Credit Facility

In December 2002, the Company entered into a credit agreement which provided for $117.0 million in term loans and $25.0 million in revolving credit facilities (the Old Credit Facility). In connection with the Acquisition, we entered into a new senior secured credit facility which consists of (i) the $165.0 million term loan facility (the Term Loan Facility); and (ii) the $25.0 million secured revolving credit facility (the Revolver and together with the Term Loan Facility, the New Credit Facility). The borrowings of the New Credit Facility together with the net proceeds from the offering of the Initial Notes and the equity investment of Moulin and Golden Gate were used to pay a cash portion of the purchase price of the Acquisition, to repay debt outstanding under the Old Credit Facility, to retire the Retired Notes, pay the related tender premium and accrued interest and to pay the related transaction fees and expenses. Thereafter, the New Credit Facility is available to finance working capital requirements and general corporate purposes.

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The term loan will be amortized quarterly beginning in the third quarter of fiscal 2005 and continue through the date of maturity in fiscal 2012 for the Term Loan Facility according to the following schedule:

Year	Amount (in millions)
2005	$0.83
2006	1.65
2007	1.65
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	153.86

$164.59

Interest. Our borrowings under the New Credit Facility bear interest at a floating rate, which can either be, at our option, a base rate or a Eurodollar rate, in each case plus an applicable margin. The base rate is defined as the higher of (i) the JPMorgan Chase Bank prime rate or (ii) the federal funds effective rate, plus one half percent (0.5%) per annum. The Eurodollar rate is defined as the rate for Eurodollar deposits for a period of one, two, three, six, nine or twelve months (as selected by us). The applicable margins are:

Facility	Base Rate Margin	Eurodollar Margin
Term Loan Facility	2.00%	3.00%
Revolver	1.75%	2.75%

Following delivery of our financial statements for our fiscal quarter ending October 1, 2005, the applicable margin for borrowings under the Revolver will be determined pursuant to a pricing grid based on the attainment of certain leverage ratios. The applicable margin for borrowings under the Term Loan Facility will not be subject to adjustment.

In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder at a rate equal to 0.50%. We will also pay customary letter of credit fees.

Security and guarantees. The New Credit Facility is secured by a valid first-priority perfected lien or pledge on (i) 100% of the capital stock of each of our present and future direct and indirect domestic subsidiaries, (ii) 65% of the capital stock of each of our future first-tier foreign subsidiaries, (iii) 100% of the capital stock of Eye Care Centers of America, Inc. and (iv) substantially all our present and future property and assets and those of each guarantor, subject to certain exceptions. Our obligations under the New Credit Facility are guaranteed by each of our existing and future direct and indirect domestic subsidiaries and ECCA Holdings.

Covenants. The New Credit Facility documentation contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facility, the negative covenants restrict our ability to do certain things, including but not limited to:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of our property or assets;

•	prepay, redeem or repurchase our debt (including the notes), or amend or modify the terms of certain material debt (including the notes) or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders; and

•	agree to restrictions on the ability of our subsidiaries to pay dividends and make distributions.

The following financial covenants are included:

•	maximum consolidated leverage ratio;

•	maximum capital expenditures; and

•	minimum rent-adjusted interest coverage ratio.

As of October 1, 2005, we were in compliance with all of our financial covenants.

Mandatory prepayment. We are required to make a mandatory annual prepayment of the Term Loan Facility in an amount equal to 75% of excess cash flows as defined in the New Credit Facility, which percentage we expect to be reduced upon our achieving certain consolidated leverage ratios. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

•	100% of the net cash proceeds of any property or asset sale or casualty, subject to certain exceptions and reinvestment rights;

•	100% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and

•	50% of the net cash proceeds from the issuance of additional equity interests, subject to certain exceptions.

Mandatory prepayments will be applied to the Term Loan Facility, first to the scheduled installments of the term loan occurring within the next 12 months in direct order of maturity, and second, ratably to the remaining installments of the term loan. We may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar loans.

In connection with the borrowings made under the New Credit Facility, we incurred approximately $8.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Credit Facility. The unamortized amount of debt issuance costs as of October 1, 2005 related to the New Credit Facility was $7.6 million.

Notes

On February 4, 2005, we issued $152.0 million aggregate principal amount of our 10 3/4% Senior Subordinated Notes (the “Initial Notes”) due 2015. The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the “Exchange Notes”). The registration statement was declared effective on September 26, 2005. The exchange period ended October 31, 2005. The Exchange Notes are the only notes of the Company which are currently outstanding.

The Exchange Notes:

•	are general unsecured, senior subordinated obligations of the Company;

•	are limited to an aggregate principal amount of $152.0 million, subject to our ability to issue additional notes;

•	mature on February 15, 2015;

•	will be issued in denominations of $1,000 and integral multiples of $1,000;

•	will be represented by one or more registered notes in global form, but in certain circumstances may be represented by notes in definitive form ;

•	are subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including the New Credit Facility;

•	rank equally in right of payment to any future Senior Subordinated Indebtedness of the Company;

•	are unconditionally guaranteed on a senior subordinated basis by each existing Subsidiary of the Company and any future Restricted Subsidiary of the Company that is not a Foreign Subsidiary;

•	are effectively subordinated to any future Indebtedness and other liabilities of Subsidiaries of the Company that are not guaranteeing the notes;

•	may default in the event there is a failure to make an interest or principal payment under the New Credit Facility.

Interest. Interest on the Exchange Notes compounds semi-annually and:

•	accrues at the rate of 10.75% per annum;

•	accrues from the date of original issuance or, if interest has already been paid, from the most recent interest payment date;

•	is payable in cash semi-annually in arrears on February 15 and August 15, commencing on August 15, 2005;

•	is payable to the holders of record on the February 1 and August 1 immediately preceding the related interest payment dates; and

•	is computed on the basis of a 360-day year comprised of twelve 30-day months.

Optional redemption. At any time prior to February 15, 2010, the Company may redeem all or part of the Exchange Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium as of the date of redemption, plus (iii) accrued and unpaid interest on the notes, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On and after February 15, 2010, the Company may redeem all or, from time to time, a part of the notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the notes, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

YEAR	REDEMPTION PRICE
2010	105.375%
2011	103.583%
2012	101.792%
2013 and thereafter	100.000%

Covenants. The Exchange Notes contain customary affirmative and negative covenants including but not limited to:

•	payment of securities

•	limitation on indebtedness;

•	limitation on restricted payments;

•	limitation on liens;

•	initial and future subsidiary guarantors;

•	change of control.

In connection with the borrowings made under the Initial Notes, we incurred approximately $10.3 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the notes. The unamortized amount of debt issuance costs as of October 1, 2005 related to the notes was $9.7 million.

In 1998, we issued 300,000 shares of a new series of preferred stock (the “Preferred Stock”), par value $.01 per share. Dividends on shares of the Preferred Stock were cumulative from the date of issue (whether or not declared). Such dividends accrued on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount compounded annually. In conjunction with the Acquisition, we redeemed all 300,000 shares of the Preferred Stock at $100 per share plus all accumulated and unpaid dividends.

Contractual Obligations. We are committed to make cash payments in the future on the following types of agreements:

•	Long term debt; and

•	Operating leases for stores and office facilities.

The following table reflects a summary of our contractual obligations as of October 1, 2005:

	Payments due by period (dollars in thousands)
	Total	Less than 1 yr	1 to 3 yrs	3 to 5 yrs	More than 5 yrs
Long Term Debt (1)	$314,437	$1,238	$3,300	$3,300	$306,599
Capital Lease Obligations	1,911	392	685	821	13
Operating Leases (2)	145,882	31,981	54,481	40,501	18,919
Interest on long-term debt obligations (3)	221,099	26,980	53,621	54,045	86,453

Total future principal payments on contractual obligations	$683,329	$60,591	$112,087	$98,667	$411,984

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $165.0 million of floating rate debt under our new senior credit facility. See “Description of new senior credit facility-Interest.” Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See “Description of new senior credit facility-Mandatory prepayment.”

(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.

(3)	Represents interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 6.5% annual interest on $165.0 million of floating rate debt under our new senior credit facility. The assumed 6.5% interest on the new senior credit facility represents current rates at October 1, 2005. The new senior credit facility has quarterly principal payments of $412,000 and a final payment of $153,862,500 due March 1, 2012.

Off-balance sheet arrangements. As of October 1, 2005, our only off-balance sheet arrangements were letters of credit, in the amount of $2.9 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our New Credit Facility.

Future Capital Resources. Based upon current operations, anticipated cost savings and future growth, we believe that our cash flow from operations, together with borrowings currently available under the Revolver, are adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve (12) months. Our ability to satisfy our financial covenants under the New Credit Facility to meet our debt service obligations and to reduce our debt will depend on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. In the event we do not satisfy our financial covenants set forth in the New Credit Facility, we may attempt to renegotiate the terms of the New Credit Facility with our lenders for further amendments to, or waivers of, the financial covenants of the New Credit Facility. We believe that our ability to repay the New Credit Facility at maturity will likely require additional financing. We cannot assume that additional financing will be available to us. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Seasonality and Quarterly Results

Our sales fluctuate seasonally. Historically, our highest sales and earnings occur in the first and third fiscal quarters; however, the opening of new stores may affect seasonal fluctuations. Hence, quarterly results are not necessarily indicative of results for the entire year.

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements may relate to, among other things, our future performance generally, business development activities, strategy, projected synergies, future capital expenditures, financing sources and availability and the effects of regulation and competition. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will” or “should” or, in each case, their negative and similar expressions are generally intended to identify forward-looking statements although not all forward-looking statements contain such identifying words.

You should not place undue reliance on these forward-looking statements, which reflect our management’s view and various assumptions only as of the date of this report. Because these forward-looking statements involve risks and uncertainties, many of which are beyond our control, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our assumptions, plans, objectives, expectations and intentions with respect to the following:

•	our competitive environment;

•	the cost and effect of legal, tax or regulatory proceedings;

•	changes in general economic conditions;

•	changes to our regulatory environment;

•	our ability to maintain our relationships with optometrists;

•	franchise claims by optometrists;

•	our ability to build and maintain managed vision care plans;

•	reduction of third-party reimbursement;

•	technological advances in vision care;

•	conflicts of interest between our controlling shareholders and noteholders;

•	failure to realize anticipated cost savings;

•	exposure to liability claims if we are unable to obtain adequate insurance;

•	changes in general industry and market conditions and growth rates;

•	loss of key management personnel;

•	changes in accounting policies applicable to our business;

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or future restructuring activities;

•	our substantial indebtedness;

•	restrictions imposed on our business by the terms of our indebtedness; and

•	our ability to fund our capital requirements.

In light of these risks, uncertainties and assumptions, the forward-looking statements and events discussed in this report might not occur. You should assume the information appearing in this report is accurate only as of the date on the front cover of this report, as our business, financial condition, results of operations and prospects may have changed since that date. Unless required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in Amendment No. 3 to our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on September 26, 2005. The information appearing under “Risk Factors” in Amendment No. 3 to our Registration Statement on Form S-4 is incorporated by reference into and made a part of this Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the first three quarters of fiscal 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Amendment No. 3 to our Registration Statement on Form S-4.

Our primary market risk exposure is interest rate risk. As of October 1, 2005, approximately $164.6 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $164.6 million in long-term borrowings, our annual interest expense would change by approximately $1.6 million.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon such evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of such period.

There has been no change in our internal controls over financial reporting that occurred during the quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the first three quarters of fiscal 2005. For further discussion, refer to Amendment No. 3 to our Registration Statement on Form S-4.

ITEM 5.	OTHER INFORMATION

Moulin Global Eyecare Holdings Limited. On April 28, 2005, one of our two shareholders, Moulin Global Eyecare Holdings Limited, which we refer to as Moulin, announced that events related to its internal controls had caused a delay in publicly releasing its annual results and that such delay had in turn caused Moulin’s shares to be suspended from trading on the Stock Exchange of Hong Kong. Moulin subsequently received payment demands from its bank creditors. On June 20, 2005, Moulin issued a release stating that it had significantly overstated its cash reserves. On June 21, 2005, one of Moulin’s bank creditors filed a winding-up petition and an application for the appointment of a provisional liquidator for Moulin. On June 23, 2005, a Hong Kong court appointed provisional liquidators who have since assumed management of Moulin. On July 4, 2005, following reports by bank creditors of apparent accounting irregularities uncovered by the provisional liquidators, Hong Kong authorities arrested Moulin’s Chairman, Ma Bo Kee, and its Chief Executive Officer, Cary Ma, who was a member of our board of directors. On June 27, 2005, Roderick Sutton, one of Moulin’s court-appointed provisional liquidators, replaced Cary Ma as one of Moulin’s representatives on our board of directors and on September 15, 2005, Desmond Chiong, Moulin’s other court-appointed provisional liquidator replaced Anthony DiChiara as Moulin’s other representative on our board of directors. On August 11, 2005, Moulin sold its plant in Thongshon, Guangdong and its chain of retail stores. It is our understanding that Moulin no longer operates substantially all of its manufacturing facilities. The provisional liquidator’s job is to maximize the value of Moulin in the liquidation process. This could include selling all of Moulin, dividing the assets, restructuring or obtaining additional capital.

Depending on how the liquidation process proceeds, certain change of control provisions could be triggered in our credit agreement and our bond indenture. In order to not trigger the change of control provision in the credit agreement, Moulin and its affiliates must own, directly or indirectly, a majority of the voting power of the Company. In order to not trigger the change of control provision in the bond indenture, Moulin and Golden Gate Capital or their affiliates and the Company must collectively own, directly or indirectly, a majority of the voting power of the Company.

We believe that the liquidation of Moulin, and the loss of Moulin as a low-cost supplier, will have little, if any, impact on our supply chain. Our frame sales are comprised of 50% value product, 25% private label product and 25% branded product. We currently source almost all our value product directly from suppliers in China other than Moulin. We have also commenced work with certain manufacturers in China to replace the private label product that Moulin was supposed to produce for us under the supply agreement. We continue to believe that through our merchandising initiatives and by purchasing directly from alternative sources in China, we will be able to achieve cost savings similar to those we had previously expected under our supply agreement with Moulin. However, such benefits may not be realized to the extent anticipated, if at all. Annual savings are expected to range from approximately $3.0 million to $5.0 million.

Vision Service Plan. Vision Service Plan (“VSP”) is a managed vision care network that accounts for approximately $5.0 in annual revenues. We were removed from that network in September, 2005. In October 2005, a Kentucky court ordered injunction was issued preventing VSP from removing us from the network until further ordered by the court. We expect this matter to be resolved in early 2006.

Item 6.	Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report.

10.1	Amended and Restated Professional Business Management Agreement dated October 2, 2005 by and between Visionary Retail Management, Inc. a Delaware corporation as successor by merger to Visionary MSO, Inc. and Hour Eyes Doctors of Optometry, P.C. a Virginia Professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C.

10.2	Amended and Restated Professional Business Management Agreement dated October 2, 2005 by and between Visionary Retail Management, Inc. a Delaware corporation and Hour Eyes Doctors of Optometry, P.C. a Virginia Professional corporation formerly known as Dr. Samit's Hour Eyes Optometrist, P.C.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE CARE CENTERS OF AMERICA, INC.

Date: November 14, 2005

/s/ DOUGLAS C. SHEPARD
Douglas C. Shepard
Executive Vice President and Chief Financial Officer
(duly authorized officer and Principal Financial Officer)