Form 10-K
period 2005-12-31
EYE CARE CENTERS OF AMERICA INC
filed 2006-03-27
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2005.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 33-70572

EYE CARE CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2337775
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11103 West Avenue

San Antonio, Texas 78213-1392

(Address of principal executive offices, including Zip Code)

(210) 340-3531

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer: in Rule 12b-2 of the Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There was no common stock held by non-affiliates of the registrant as of June 30, 2005. As of March 15, 2006, there were 10,000 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents incorporated by reference: None

FORM 10-K INDEX

In this filing, “we,” “us” and “our” refer to Eye Care Centers of America, Inc. and its subsidiaries, unless the context requires otherwise.

Forward-Looking Statements

Some statements in this annual report are forward-looking statements. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this filing that are not historical facts. Many statements under the captions “Summary,” “Risk factors,” “Management’s discussion and analysis of financial condition and results of operations,” “Business,” and elsewhere in this filing are forward-looking statements. These forward-looking statements may relate to, among other things, our future performance generally, business development activities, strategy, projected synergies, future capital expenditures, financing sources and availability and the effects of regulation and competition. When used in this filing, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will” or “should” or, in each case, their negative and similar expressions are generally intended to identify forward-looking statements although not all forward-looking statements contain such identifying words.

You should not place undue reliance on these forward-looking statements, which reflect our management’s view and various assumptions only as of the date of this filing. Because these forward-looking statements involve risks and uncertainties, many of which are beyond our control, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our assumptions, plans, objectives, expectations and intentions with respect to the following:

•	Our competitive environment;

•	The cost and effect of legal, tax or regulatory proceedings;

•	Changes in general economic conditions;

•	Changes to our regulatory environment;

•	Our ability to maintain our relationships with optometrists;

•	Franchise claims by optometrists;

•	Our ability to build and maintain managed vision care plans;

•	Reduction of third-party reimbursement;

•	Technological advances in vision care;

•	Conflicts of interest between our controlling shareholders and noteholders;

•	Failure to realize anticipated cost savings;

•	Exposure to liability claims if we are unable to obtain adequate insurance;

•	Changes in general industry and market conditions and growth rates;

•	Loss of key management personnel;

•	Changes in accounting policies applicable to our business;

•	The impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or future restructuring activities;

•	Our substantial indebtedness;

•	Restrictions imposed on our business by the terms of our indebtedness; and

•	Our ability to fund our capital requirements.

•	Long-term impact of laser surgery on the optical industry

•	Our ability to open new stores and the financial impact derived from those openings

Some of these factors are discussed more fully under “Risk factors.” In light of these risks, uncertainties and assumptions, the forward-looking statements and events discussed in this filing might not occur. You should assume the information appearing in this filing is accurate only as of the date on the front cover of this filing, as our business, financial condition, results of operations and prospects may have changed since that date. Unless required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

General

We are the third largest operator of optical retail stores in the United States as measured by revenues. We currently operate 380 stores in 36 states, offering a broad assortment of high-quality eyeglasses and other eye care products. We believe we provide a value offering which differentiates us from our competitors in the optical retail industry. Substantially all of our stores carry between 600 and 800 different styles of branded, private label and non-branded frames, which we pair with advanced eyeglass lens and lens treatment technologies and offer to our customers at attractive prices. We provide extensive in-house lens processing capabilities in most of our stores, allowing those stores to offer our customers one-hour services on most prescriptions. Optometrists located within or adjacent to all of our stores provide convenient eye exams, which we believe results in strong customer loyalty and a consistent source of optical retail customers. We believe this comprehensive eye care offering, in combination with our value-oriented pricing strategy and marketing tag line “Why Pay More?,” represents a compelling value proposition to consumers.

Our stores are located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Our strategy of clustering stores within targeted markets allows us to build local market leadership and strong consumer brand awareness, as well as achieve economies of scale in advertising and field management. We believe that we hold either the number one or two market share position in each of our top 10 markets, compromised of Washington, D.C., Houston, Dallas, Louisville, Minneapolis/St. Paul, Tampa/St. Petersburg, Phoenix, Nashville, Milwaukee and Miami/Ft. Lauderdale.

On December 2, 2004, we entered into a definitive merger agreement pursuant to which Thomas H. Lee Partners agreed to sell all of its equity interests in us to ECCA Holdings Corporation (“ECCA Holdings”), a company controlled by Moulin Global Eyecare Holdings Limited (provisional liquidators appointed), which we refer to as Moulin, and Golden Gate Capital, which we refer to as Golden Gate (the “Acquisition”) for a purchase price of $450.0 million. In this filing, a reference to Moulin shall, where applicable, include Offer High Investments, Ltd. the registered holder of 56.5% of ECCA’s equity being an indirect wholly owned subsidiary of Moulin. Upon consummation of the agreement on March 1, 2005, we became a wholly owned subsidiary of ECCA Holdings, which was in turn owned 56.5% by Moulin, 42.5% by Golden Gate and 1% by our management. In connection with the Acquisition, we issued $152 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due February 15, 2015, which we refer to as the Initial Notes, and entered into a $190 million senior credit facility, which we refer to as the New Credit Facility. The net proceeds from the Initial Notes together with borrowings under the New Credit Facility and a $172.7 million equity contribution from Moulin and Golden Gate were used to finance the Acquisition, including the permanent repayment of our old credit facility and the retirement of our 9 1/8% Senior Subordinated Notes due 2008 and our Floating Interest Rate Subordinated Term Securities due 2008, which together we refer to as the Retired Notes. We also entered into a long-term supply agreement with Moulin.

Eye Care Centers of America, Inc. is incorporated in Texas. Our principal executive offices are located at 11103 West Avenue, San Antonio, Texas 78213-1392 and our telephone number at that address is (210) 340-3531.

Our competitive strengths

We believe we have the following competitive strengths:

Differentiated value strategy. We believe our value strategy, which combines our comprehensive service with a broad product selection and low prices, helps to distinguish us. We believe we offer a broader product selection, lower prices and faster turnaround time than independent optometrists, and a broader product selection, faster turnaround time, better-trained customer service professionals and better doctor availability than mass merchandisers and warehouse clubs. Substantially all of our stores feature between 600 and 800 different styles of high-quality branded, private label and non-branded frames, with between 1,500 and 2,000 stock-keeping units, which we believe represent two to three times the assortment typically provided by independent practitioners, mass merchandisers and warehouse clubs. Since 2001, we have focused our marketing efforts around the tag line “Why Pay More?” and have implemented a value-oriented pricing strategy concentrating primarily on private label and non-branded frames, which has resulted in an increase in the volume of private label and non-branded frames to 76.2% of our units sold in fiscal 2005 from 65.5% in fiscal 2001.

Comprehensive service offering. We provide an integrated, comprehensive service offering in our optical retail stores through our proximity to optometrists, our well-trained employees and our in-house lens processing capabilities. In our experience, the location of optometrists within or adjacent to each of our stores is attractive to our customers because of the convenience it provides, and also benefits us by providing consistent customer traffic and high levels of customer loyalty. In 2005, we believe that over 70% of these optometrists’ regular eye exam patients purchased eyewear from our optical retail stores. We also provide extensive training to our employees to maximize productivity of our lab professionals and to ensure that our in-store customer service professionals can advise customers effectively in choosing among our broad frame selection and wide range of value-added products, including technologies such as specialty lenses and lens treatments. The final component of our service offering is our extensive in-house lens processing capabilities, which we provide in 82% of our store locations, allowing those stores to process most prescriptions within one hour. Our remaining stores utilize our centralized lab located in San Antonio, Texas, which is typically able to process and return glasses within three to five days.

Diverse geographic presence with a leading competitive position. We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 380 stores in 36 states, and conduct business under nine regional trade names. We believe all of our trade names have strong, established brand awareness among customers in their respective markets driven by our differentiated value strategy and targeted regional marketing. We believe this has given us either the number one or two market share position in each of our top 10 markets. Our broad geographic reach also makes us an attractive partner for managed vision care providers who seek retailers that deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations with flexible hours of operation and possess sophisticated management information and billing systems. In addition, we believe our geographic diversification enhances our cash flow stability because we are less vulnerable to slow downs in customer traffic and sales due to local economic conditions or weather.

Favorable industry trends. Our industry is characterized by stable demand. The medical and nondiscretionary nature of eye care purchases provides optical retailers with a consistent source of customers and moderate seasonal fluctuations. Over the period from 1994 to 2004, the optical retail industry grew from $12.9 million to $16.7 million according to Jobson Optical Research (“Jobson”), with growth in each year except 2001 when the industry declined by approximately $0.6 million. However, as a result of customers’ desire for broad product selection, convenience, strong customer service and competitive prices, the largest optical retailers have gained market share at the expense of independent practitioners. For example, the total market share of the 10 largest optical retailers in the United States as measured by revenue increased from 16.5% in 1993 to 29.7% in 2003. In the same period, we more than doubled our market share from 1.0% to 2.3%.

Stable financial performance. Our net revenues have increased from $237.9 million in fiscal 1999 to $406.2 million in fiscal 2005, or 70.7%. In the same period, our comparable store sales increased at an average of 1.8% per year, and for the fiscal year ended December 31, 2005 our comparable store sales increased by 3.0%.

Experienced management team. Our senior management team has an average of 29 years of experience in the retail industry and an average of eight years of experience in the optical retail industry, and has worked together at ECCA since 1998. In 2001, our senior management team led by David E. McComas, our Chief Executive Officer, initiated our current value strategy across all of our stores, which has helped grow our net revenues while maintaining stable operating margins. Since 2001, our rate of revenue growth has exceeded the growth of the overall optical retail industry. Management has also reduced overhead and working capital levels, which has enabled us to consistently reduce our debt levels. In addition, because we have operated in a high-leverage environment since 1993, our management team has a strong track record of managing our company to generate cash flows for debt repayment.

Our business strategy

Our business strategy consists of the following:

Execute on sourcing initiative. As of December 31, 2004, we purchased 100% of our frames from U.S.-based distributors, despite the fact that the value and private label frames we purchased were primarily manufactured in China. In late 2004, we commenced an internal initiative to purchase frames directly from Chinese manufacturers. We currently source almost all our value product directly from suppliers in China. We have also commenced work with certain manufacturers in China to replace the private label product that we previously purchased from U.S.-based distributors. We continue to believe that through our merchandising initiatives and by purchasing directly from sources in China, we will be able to achieve significant cost savings.

We believe that the liquidation of Moulin, and the loss of Moulin as a low-cost supplier, will have little, if any, impact on our supply chain. Our frame sales are comprised of approximately 50% value product, 25% private label product and 25% branded product. We currently source almost all our value product directly from suppliers in China other than Moulin. We have also commenced work with certain manufacturers in China to replace the private label product that Moulin was supposed to produce for us under the supply agreement. We continue to believe that through our merchandising initiatives and by purchasing directly from alternative sources in China, we will be able to achieve cost savings similar to those we had previously expected under our supply agreement with Moulin. However, such benefits may not be realized to the extent anticipated, if at all. Annual savings are expected to range from approximately $3.0 million to $5.0 million.

Pursue selective store base expansion opportunities. We intend to continue our disciplined new store-opening program to take advantage of opportunities to improve our competitive position in our existing markets and potentially to enter attractive new markets where we believe we can achieve a leading market share position. In managing our store base, we use a site selection model utilizing proprietary software, which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate the attractiveness of new store openings. In general, our new stores require low capital expenditures to outfit and open, reducing the risk of our new store-opening program. In addition, in 2003 we introduced a smaller and more productive store format that averages approximately 3,000 square feet, and has even lower build-out and lease costs than our original stores, without requiring any reductions in product selection or service offerings. We anticipate that all of our new stores will be constructed in this format. In 2003, we opened 10 new stores, including nine stores in Atlanta, which was a new market for us. In 2004, we opened seven new stores, three in Atlanta and four in other existing markets. In 2005, we opened six stores, three in new markets and three in existing markets. Consistent with our strategic objectives, management believes the opportunity exists to open approximately 15 new stores in 2006 and 25 new stores in 2007 in existing and new markets.

Capitalize on managed vision care plans. We primarily participate in fee-for-service funded managed vision care plans, from which we receive set fees for services provided to participants of a plan. As part of our ongoing efforts to further develop our managed vision care business, (i) we have developed significant relationships with insurance companies, which have resulted in our participation as an authorized provider for numerous regional and national managed vision care plans and (ii) we have implemented information systems necessary to compete for managed vision care business. While the average ticket price on products purchased under a managed vision care plan is typically slightly lower than a non-managed vision care sale, we believe managed vision care plan transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. We believe that the increased volume resulting from managed vision care plans also compensates for the lower average ticket price. We believe that managed vision care will continue to benefit large optical retail chains like us that have strong local market shares, broad geographic coverage and sophisticated management information and billing systems. Optical sales from managed vision care plans totaled 33% of our optical sales for the fiscal year ended December 31, 2005, compared to approximately 20% in 1997.

Recent Developments

Moulin. On June 21, 2005, one of Moulin’s bank creditors filed a winding-up petition and an application for the appointment of a provisional liquidator for Moulin. On June 23, 2005, a Hong Kong court appointed provisional liquidators who have since assumed management of Moulin. Roderick Sutton, one of Moulin’s court-appointed provisional liquidators, replaced Cary Ma, Moulin’s former CEO, as one of Moulin’s representatives on our board of directors and Desmond Chiong, Moulin’s other court-appointed provisional liquidator replaced Anthony DiChiara as Moulin’s other representative on our board of directors. It is our understanding that Moulin no longer operates substantially all of its manufacturing facilities. The provisional liquidator’s job is to maximize the value of Moulin in the liquidation process. This could include selling all of Moulin, dividing the assets, restructuring or obtaining additional capital.

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

Store operations

Overview. As of March 1, 2006, we operated 380 stores in 36 states under separate trade names in each of our local markets, including “EyeMasters,” “Visionworks,” “Vision World,” “Dr. Bizer’s VisionWorld,” “Dr. Bizer’s ValuVision,” “Doctor’s ValuVision,” “Hour Eyes,” “Stein Optical,” “Eye DRx” and “Binyon’s.” Our stores are located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Our strategy of clustering our stores within targeted geographic markets has allowed us to build local market leadership and strong consumer brand awareness, as well as achieve economies of scale in advertising, management and overhead. Historically, optical retail chains that have changed their trade names after an acquisition have suffered a loss in revenues. We believe changing the names under which our stores operate in each market could result in a significant loss of customer traffic. As a result, we have maintained distinct trade names in the local markets in which we operate.

While all of our stores sell frames and lenses, we operate various store formats. Our superstores carry a broad product offering, have an optometrist adjacent to or within the store and have in-house lens processing capabilities. Our conventional stores, which are generally smaller than our superstores, also carry a broad product offering and have an optometrist adjacent to or within the store, but either have more limited or no in-house lens processing capabilities. As of March 1, 2006, we operated 310 superstores and 70 conventional stores.

Trade Name	Number Of Stores	Geographic Focus	Typical Store Format
EyeMasters	162	Southwest, Midwest, Southeast	Superstores Sq. Ft. 4,000 Lab Contact Lenses (107 of 162 locations)

Visionworks	56	Southeast	Superstores Sq. Ft. 6,000 Lab Contact Lenses

Vision World	36	Primarily Minnesota	Conventional Sq. Ft. 2,300 Contact Lenses

Doctor’s VisionWorks	34	Maryland, Colorado and Atlanta	Superstores Sq. Ft. 3,500 Lab Contact Lenses

Dr. Bizer’s VisionWorld, Dr. Bizer’s ValuVision, Doctor’s ValuVision	25	Southeast & Central	Superstores Sq. Ft. 5,700 Lab Contact Lenses

Hour Eyes	23	Primarily Washington, DC & N. Virginia	Conventional Sq. Ft. 2,600 Lab Contact Lenses

Stein Optical	15	Primarily Wisconsin	Superstores Sq. Ft. 3,400 Lab Contact Lenses

Eye DRx	15	Primarily New Jersey	Conventional Sq. Ft. 3,200 Contact Lenses

Binyon’s	14	Primarily Oregon	Superstores Sq. Ft. 4,600 Lab

Total	380

As a result of our targeted approach to local markets, we believe that we hold a leading market position in all of our top 10 markets. We estimate that our market share ranking is either number one or two in each of these markets. The following table sets forth our top 10 markets as measured by our revenues as of December 31, 2005.

Designated Market Area	Stores
Washington, D.C	22
Houston	19
Dallas	20
Louisville	7
Minneapolis/St. Paul	21
Tampa/St. Petersburg	13
Phoenix	12
Nashville	11
Milwaukee	15
Miami/Ft. Lauderdale	10

Total of Top Ten Markets	150

Locations. We believe that the location of our stores is an essential element of our strategy to compete effectively in the optical retail market. We emphasize locations within regional shopping malls, strip shopping centers, power centers (which are strip shopping centers anchored by leading national retailers) and freestanding locations. We generally target retail space that is close to high volume retail anchor stores. Of our 380 stores, 189 are located in enclosed regional malls, 130 are in power or strip shopping centers and 61 are freestanding locations.

Store layout and design. The average size of our stores is approximately 4,100 square feet. We have recently developed and implemented a smaller and more efficient new store prototype, which ranges in size from approximately 2,800 square feet to 3,500 square feet depending upon the optometrist’s location within the store or in an adjacent location. Our new store prototype typically has approximately 450 square feet dedicated to the in-house lens processing area and 1,750 square feet devoted to product display and fitting areas. The optometrist’s office is generally 600 square feet if located within the store or 1,300 square feet if located adjacent to the store. Each store follows a uniform merchandise layout plan with the frames organized by gender suitability and frame style. Frames are displayed in self-serve cases along the walls and on tabletops located throughout the store. We believe our self-serve displays are more effective and customer friendly, and enhance the customer’s shopping experience compared to the locked glass cases or under-shelf trays used by some of our competitors. Above the display racks are photographs of men and women wearing our eyeglasses which are designed to help customers coordinate frame shape and color with their facial features. In-store displays and signs are rotated periodically to emphasize key vendors and new styles.

In-house lens processing. We offer extensive in-house lens processing capabilities in 82% of our store locations, which allows those stores to process most prescriptions within one hour. Lens processing involves grinding, coating and edging lenses. Each of our superstores has a full-service in-house lens-processing laboratory of approximately 450 square feet, which allows each superstore to process 80% to 85% of its prescriptions in one hour or less. Our conventional stores generally have smaller in-house lens processing laboratories with more limited capabilities. Our stores without in-house lens processing capabilities utilize our main laboratory in San Antonio, Texas, which has a typical turnaround of three to five days and also fills unusual or difficult prescriptions from all of our stores.

In-house optometrist. Adjacent to or within all of our stores is an optometrist who performs eye examinations and in some cases dispenses contact lenses. The optometrists generally have the same operating hours as our adjacent stores. The optometrists offer customers convenient eye exams and provide a consistent source of optical retail customers. In 2005, we believe that over 70% of these optometrists’ regular eye exam patients purchased eyewear from our adjacent optical retail stores. In addition, we believe proficient optometrists help to generate repeat customers and reinforce the quality and professionalism of each store.

To comply with various applicable state optometric laws related to the control of the practitioners of optometry, we have a variety of operating structures and financial reporting requirements. Generally, the applicable optometric and other laws and regulations governing the practice of optometry prohibit or restrict us from controlling the professional practice of the optometrist or the professional corporations or other entities controlled by optometrists, which we refer to as OD PCs (e.g., scheduling, employment of optometrists, protocols, examination fees and other matters requiring the professional judgment of the optometrist). See “—Government regulation.”

At 295 of our 380 stores, including the 64 OD PC-owned stores, the optometrists operate optometry independently, and at the remaining 85 stores, the optometrists are our employees or independent contractors.

•	At 188 of our stores, the optometrists operate independently from us and lease space within or adjacent to each store to operate their eye examination practices. At the 132 of these locations that operate within or adjacent to our EyeMasters stores we license the use of our trademark “Master Eye Associates” to the optometrists. At the other 56 locations the optometrists operate under their own trade names. Most of these independent optometrists pay us monthly rent consisting of a percentage of gross receipts or base rental, and those that use our trademark also pay us a licensing fee. For these locations, we consolidate only the results of the optical retail stores.

•	At 43 of our stores, the optometrists operate independently from us and lease space within or adjacent to each store to operate their eye examination practice, and we provide management services to the optometrist’s professional eye exam practice for which we receive a management fee under long-term management agreements. For these locations, we consolidate both the results of the optical retail stores and the results of the optometrists’ professional practices.

•	64 of our stores are owned by an OD PC. Each OD PC owns both the retail store and the professional eye examination practice. Each OD PC employs the optometrists and we provide management services to these stores (including the retail store and the professional practice) under long-term management agreements. The fees we earn under the long-term management agreements approximate substantially all of the cash flows from the OD PCs. Under GAAP, we are required to consolidate the results of 51 of these stores with the results of our 316 directly-owned stores. The remaining 13 stores are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of the management agreements for those 13 OD PC-operated stores. At most of these locations, we lease the premises to the OD PC and provide the staff (other than the optometrists), furniture, fixtures and equipment. We have an option to purchase the OD PC (or its assets) utilizing an agreed upon calculation to determine the purchase price. As of December 31, 2005, these prices in the aggregate were approximately $4.9 million. The long-term management agreements specifically prohibit us from engaging in activities that would constitute controlling the OD PC’s practice under state optometrical law and reserve such rights and duties for the OD PC.

•	At 85 of our stores, the optometrists are our employees or are independent contractors. For these locations, we consolidate the results of both the optical retail stores and the optometrist’s professional eye exam practices.

Store management. Each store has an operating plan that dictates appropriate staffing levels to maximize store profitability. In addition, a general manager is responsible for the day-to-day operations of each store. At higher volume stores, a retail manager supervises the merchandising area and the eyewear specialists. A lab manager trains the lab technicians and supervises eyewear manufacturing. Sales associates are trained to assist customers in making purchase decisions. The stores are open during normal retail hours, typically 10 a.m. to 9 p.m., six days a week and 12:00 p.m. to 6:00 p.m. on Sundays. Each major market is supervised by a territory director who is responsible for 10 to 20 stores. A portion of each store managers’ and territory directors’ compensation is based on sales and profitability at their stores, as well as the results of customer satisfaction surveys, as described below.

Customer satisfaction surveys. We place a high value on customer service and monitor it by location and sales associate through the use of customer satisfaction surveys. Each month, we mail out customer satisfaction surveys to 40,000 to 60,000 of our customers who have purchased eyeglasses or contact lenses. The surveys consist of 10 questions relating to topics that we believe are critical to customer service. We receive 4,000 to 9,000 responses to the surveys each month and compile the results into a monthly performance report. The report describes the results of the survey for each region, territory, store and sales associate. We use these results to evaluate employee performance, and the results are integral to our decisions with respect to management bonuses and promotion. We believe that the stores that integrate the data collected through the surveys into their daily operations realize increased customer satisfaction, retention and referrals.

Merchandising

Our merchandising strategy is to offer our customers a wide selection of high-quality and fashionable frames, with particular emphasis on offering a broad selection of competitively priced branded, private label and non-branded frames. Our product offering is supported by strong customer service and retail promotion. The key elements of our merchandising strategy are described below.

Breadth and depth of selection. Our stores offer customers high-quality frames, lenses, contact lenses, accessories and sunglasses, including branded, private label and non-branded frames. Frame assortments are tailored to match the demographic composition of each store’s market. Substantially all of our stores feature between 1,500 and 2,000 stock-keeping units with between 600 and 800 different styles of frames. We believe these inventory levels represent two to three times the assortment typically provided by independent practitioners, mass merchandisers, warehouse clubs and other smaller optical retailers. Approximately 25% of our frame inventory consists of national brand names such as Nine West, Polo/Ralph Lauren, Guess, Eddie Bauer and Laura Ashley, or branded frames, with an additional 22% manufactured specifically for us under our proprietary brands, or private label frames. The balance of our frame inventory is comprised of frames that have no brand, or non-branded frames. We believe that our broad selection of high-quality, lower-priced private label and non-branded frames allows us to offer more value to customers while improving our gross margin. In addition, we offer customers a wide variety of value-added eyewear features and services which generate higher gross margins. These include thinner and lighter lenses, progressive lenses and custom lens features, such as tinting, anti-reflective coatings, scratch-resistant coatings, ultra-violet protection and edge polishing.

Pricing strategy. Our frames and lenses are generally comparably priced or priced lower than our optical retail chain competitors, with prices varying based on geographic region. We employ a comprehensive pricing strategy on a wide selection of frames and/or lenses, offering discounts and “buy one, get one free” promotions and a promotion of two complete pairs of single vision eyewear for $99. While the pricing strategy is fairly common for optical retail chains, independent optometric practitioners tend to offer fewer promotions and mass merchandisers generally adhere to an “every day low price” strategy.

Marketing

We actively support our stores with frequent local advertising in individual markets. Advertising expenditures totaled $34.4 million, or 8.5% of net revenues, in fiscal 2005. We generally expect advertising expenditures to remain consistent as a percentage of net revenues. We utilize a variety of advertising media and promotions in order to establish our image as a high-quality, cost competitive eyewear provider with a broad product offering. Our brand positioning is supported by a marketing campaign, which features the phrase “Why Pay More?”. In addition, we believe that our strategy of clustering stores in each targeted market area maximizes the benefit of our advertising expenditures.

Managed vision care

Managed vision care has grown in importance in the optical retail industry. Health insurers have sought a competitive advantage by offering a full range of health insurance options, including coverage of primary eye care. Due to the benefits offered by managed vision care plans, including routine annual eye examinations and eyewear (or discounts on eyewear), managed vision care plans are utilized by a growing number of consumers. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed vision care plans encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement. We have historically found that managed vision care participants who take advantage of the eye exam benefit under the managed vision care plan have typically had their prescriptions filled at adjacent optical stores and are a strong source of repeat business.

Managed vision care plans include funded managed vision care plans and discount managed vision care plans. Funded managed vision care plans include fee-for-service insurance contracts, under which the provider receives set fees for services provided, and capitated insurance contracts, under which the provider receives a set fee per participant. We do not pursue capitated insurance contracts. Discount managed vision care plans consist of relationships under which participants receive an agreed upon discount on products and services provided. The typical managed vision care benefit covers an annual wellness exam and eyeglasses (or discounts for eyeglasses), while treatment of eye diseases is not covered. Even though managed vision care plans typically limit coverage to a certain dollar amount or discount for an eyewear purchase, the member’s eyewear benefit generally allows the member to contribute his or her own money to purchase more expensive glasses, or “trade up.” We believe that the growing consumer perception of eyewear as a fashion accessory, as well as the consumer’s historical practice of paying for eyewear purchases out-of-pocket, contributes to the frequency of “trading-up.”

We believe that the role of managed vision care will continue to benefit us and other large optical retail chains. We believe that managed vision care is likely to accelerate industry consolidation as payors look to contract with large optical retail chains that have brand awareness, offer competitive prices, provide multiple convenient locations and convenient hours of operation and possess sophisticated management information and billing systems. We believe that large optical retail chains are well positioned to capitalize on this trend because we believe that the everyday low price model employed by warehouse clubs and mass merchandisers and the resulting low margins are not compatible with discounts to listed retail prices currently required to participate in managed vision care plans.

As part of our ongoing effort to further develop our managed vision care business, we have (i) developed significant relationships with insurance companies, which has resulted in our participation as an authorized provider on numerous regional and national managed vision care plans, and (ii) we have implemented information systems necessary to compete for fee-for-service funded managed vision care business. We have made a strategic decision to pursue fee-for-service funded managed vision care plans rather than discount programs because we believe this strategy offers better growth potential. For the fiscal year ended December 31, 2005, 33% of our net revenues were derived from managed vision care plans. We believe our total managed vision care business will continue to account for approximately 30% of sales going forward, with the percentage attributable to funded programs increasing as net revenues from discount programs decline. None of our managed vision care plans account for 10% or more of our revenues.

Vision Service Plan (“VSP”) is a managed vision care network that accounts for approximately $5.0 in annual revenues. We were removed from their network in September, 2005. In October 2005, a Kentucky court ordered injunction was issued preventing VSP from removing us from the network until further ordered by the court. We expect this matter to be resolved in mid 2006.

Included in our managed vision care plans are affinity plans and Medicare and Medicaid. Affinity plans are established with organizations and, like discount managed vision care plans, provide members of such organization with a set discount on eye care products. Medicare and Medicaid are government funded medical assistance plans. Affinity plans, Medicare and Medicaid are a small and declining part of our business.

While the average ticket price on products purchased under managed vision care plans is typically lower, managed vision care plan transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. We believe that the increased volume resulting from managed vision care plans also compensates for the lower average ticket price.

Vendors

We have developed strategic relationships with key vendors, resulting in improved service and payment terms. We purchase a majority of our lenses from five principal vendors. In fiscal 2005, two vendors supplied over 62% of our lens materials. While these vendors supplied a significant share of the lenses used by us, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. We do not believe that we are dependent on these vendors or any other single vendor for lenses. We purchase frames from over 11 different vendors. In fiscal 2005, three vendors collectively supplied approximately 57% of our frames. Private label and non-branded frames can be sourced from multiple vendors, whereas any particular branded frame can only be obtained from a single vendor. We are not dependent on a single vendor of branded frames and, if necessary, we believe we could replace any of our branded frames with alternative brands available from different vendors. We believe that our relationships with our existing vendors are satisfactory and that significant disruption in the delivery of merchandise from one or more of our current principal vendors would not have a material adverse effect on our operations.

Competition

The optical retail industry is fragmented and highly competitive. We compete with (i) independent practitioners (including opticians, optometrists and ophthalmologists who operate an optical dispensary within their practice), (ii) other optical retail chains and (iii) mass merchandisers and warehouse clubs. We compete on the basis of our differentiated value strategy, which combines product selection, customer service and speed of delivery at competitive prices. Our largest optical retail chain competitors are LensCrafters and Cole National Corporation (Pearle Vision and Cole Licensed Brands), which are both owned by Luxottica Group SpA and had combined sales of approximately $2.3 billion in 2004. Our largest mass merchandiser competitor is Wal-Mart, which had sales of approximately $995 million from its optical retail outlets in 2004.

Government regulation

The availability of professional optometry services within or adjacent to our stores is critical to our business. In addition, we employ opticians at our stores to assist in dispensing eyeglasses and other optical goods. The delivery of health care, including the relationships between optical retailers and health care providers such as optometrists and opticians, is subject to extensive federal and state regulation. Our relationships with optometrists are subject to these laws and regulations.

We believe our operations are in material compliance with federal and state laws and regulations. However, these laws and regulations are subject to interpretation and amendment, and a finding that we are not in compliance could have a material adverse effect upon our revenues and cash flows. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes would have on our operations, our compliance costs, our relationships with optometrists or the implementation of our business plan. Regulation of the healthcare industry is constantly changing, which affects our opportunities, competition and other aspects of our business.

State optometric laws. The laws and regulations governing the relationship between optometrists and optical retailers vary from state to state and are enforced by both courts and regulatory authorities, each with broad discretion. In certain circumstances, private parties may also be able to bring actions for violations of these laws and regulations. Except in states which allow us to employ optometrists, the state optometric laws generally prohibit us from “controlling” the practice of optometry or from practicing optometry, which may include, among other things, exercising control over practice hours, patient scheduling, employment of optometrists, protocols, examination fees and other matters requiring the professional judgment of the optometrist. In most states where we are located, the activities constituting control or the practice of optometry are not described or enumerated in the statutes or the regulations and there is limited written guidance issued by the applicable regulatory authorities, resulting in uncertainty as to the proper interpretation and application of such laws and regulations. Additionally, many states have laws protecting the confidentiality of patients’ records and other specific restrictions and requirements applicable to the relationships between optometrists and optical retailers. For instance, some states require that a wall separate the optometrist’s office from the optical retail store, while other states may simply require that signage and the location of the optometric practice clearly indicate that the optometrist is independent.

We have the following operating structures in place to address these and other regulatory issues:

•	At 231 of our stores, the optometrists are independent optometrists, who sublease space within or adjacent to each store to operate their eye examination practices and pay us monthly rent consisting of a percentage of gross receipts or base rental. The subleases contain standard provisions that would be common in most landlord/tenant relationships, but also include certain provisions that are unique to the optical retailer/optometrist relationship, including restrictions on selling optical goods and maintaining licensing. Substantially all of our subleases with the optometrists located within or adjacent to our stores are for a term of one year. Our previous standard form of sublease contained a representation by the optometrist relating to maintaining certain specified operating hours. In the form of sublease we began using in November 2003, the optometrist represents to us that his or her office hours will be consistent with both industry standards for optometry practices and the hours of operation of the shopping center or mall (as specified in the sublease) within which the subleased premises are located. Some states have regulatory restrictions with respect to setting the hours of operation of an optometrist and our subleases could be determined to conflict with these restrictions. We also license the use of our trademark “Master Eye Associates” at the 132 locations operating within or adjacent to our EyeMasters stores. Some of these licenses are royalty free, while others contain a license fee based on a percentage of gross receipts. At 43 of these stores, we also provide management services to the optometrist’s professional eye exam practice for a management fee. The management agreements specifically prohibit us from engaging in activities that would constitute controlling the optometrist’s practice for state law purposes and reserve such rights and duties to the optometrist.

•	64 of our stores are owned by an OD PC. Each OD PC owns both the retail store and the professional eye examination practice. Each OD PC employs the optometrists and we provide management services to these stores (including the retail store and the professional practice) under long-term management agreements. At most of these locations, we provide the leased premises, staff (other than the optometrists), furniture, fixtures and equipment. In addition, we have an option to purchase the OD PC (or its assets) utilizing an agreed upon calculation to determine the purchase price. The long-term management agreements specifically prohibit us from engaging in activities that would constitute controlling the OD PC’s practice for state law purposes and reserve such rights and duties for the OD PC. In the event that, among other things, any of these relationships are found not to comply with state optometric law, state optometric law makes these relationships economically less advantageous or if we experience certain events of bankruptcy, these long-term management agreements may be terminated at the option of the respective OD PCs.

•	At 85 of our stores, the optometrists are our employees or are independent contractors.

See “—Store operations-In-house optometrist” for more information.

Courts and regulatory authorities are likely to look at all of the agreements relating to our operating structures and the actual day-to-day operating procedures employed at each store location. While we regularly review our arrangements with optometrists and our operating procedures for compliance with applicable laws and regulations, we have not requested, and have not received, from any governmental agency any advisory opinion finding that such relationships are in compliance with applicable laws and regulations, and it is possible that any of these relationships may be found not to comply with such laws and regulations. For example, a court or regulatory authority could conclude that our relationships and our operations result in the improper control of an optometric practice or otherwise do not comply with applicable laws and regulations. Violations of these laws and regulations may result in censure or delicensing of optometrists, substantial civil or criminal damages and penalties, including double and triple monetary damages and penalties and, in the case of violations of federal laws and regulations, exclusion from the Medicare and Medicaid programs, or other sanctions. In addition, a determination in any state that we are controlling an optometric practice or engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any sublease, management or service agreement between us and optometrists located in such state unenforceable or subject to modification, or necessitate a buyout of an OD PC.

Fraud and abuse and anti-referral laws. We and the optometrists with whom we have relationships receive payments from the federal Medicare and the federal and state Medicaid programs for certain goods and services. The Medicare and Medicaid fraud and abuse provisions and the anti-kickback laws and regulations adopted in many states prohibit the solicitation, payment, receipt, or offering of any direct or indirect remuneration in return for, or as an inducement to, certain referrals of patients, items or services. Provisions of the federal law also impose significant penalties for false or improper billings to Medicare and Medicaid, and many states have adopted similar laws applicable to any payor of health care services. This law has been interpreted broadly by the Centers for Medicare and Medicaid Services, the Office of Inspector General in the Department of Health and Human Services (OIG), and the Justice Department, as well as the State Medicaid Fraud Control Units. Courts have generally upheld a broad interpretation of the law. Consequently, the law has been interpreted by regulatory authorities to prohibit the payment of anything of value if any purpose of the payment is to influence the referral of Medicare or Medicaid business. Therefore, many commonplace commercial transactions, such as the rental of office space, between providers and referral sources, can be subject to Medicare and Medicaid fraud and abuse provisions or the anti-kickback laws and regulations adopted in many states.

The OIG has from time to time promulgated so-called “Safe Harbor” regulations that specify categories of activities that are deemed permissible under the fraud and abuse laws, despite the fact that the activities might otherwise constitute technical violations. Currently, there are safe harbors for a number of commercial activities between providers and referral sources, including, but not limited to: investment interests, space and equipment rental, personal services agreements, and management contracts. The fact that conduct or a business arrangement does not fall within a specific safe harbor will not automatically render the conduct or arrangement unlawful. There is a risk, however, that the conduct or arrangement will be subjected to increased scrutiny.

As indicated above, we have certain business arrangements with optometrists, including space rental agreements and administrative services and long-term management agreements. We attempt to structure these arrangements to ensure that these financial relationships take advantage of safe harbor protection where possible, and, if not, that the arrangements are commercially reasonable and in no way valued on the basis of a flow of business between us and the optometrists. We also attempt to structure the referral relationships generally with our independent optometrists, so as to further limit the possibility of a violation. Nonetheless, we cannot guarantee that such relationships could not be found to be a violation of the Medicare or Medicaid fraud and abuse laws or the anti-kickback laws and regulations adopted in many states. Such a determination could subject us and our independent optometrists to the risk of criminal penalties and fines, civil monetary penalties, and exclusion from participation in the Medicare and Medicaid programs, and other federal health care programs, for a number of years.

In addition, the Stark Self-Referral Law imposes restrictions on physicians’ referrals for designated health services reimbursable by Medicare or Medicaid to entities with which the physicians have financial relationships, including the rental of space, if certain requirements have not been satisfied. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. We seek to structure our financial relationships with independent optometrists to meet certain specified exceptions set out in the Stark law and regulations, including those related to space rental and personal service and long-term management agreements. Further, as a result of this law, at our stores with independent optometrists within or adjacent to our stores, we do not (i) refer customers to the independent optometrists located within or adjacent to our stores, or (ii) request such independent optometrists to refer their patients to our stores. Violations of any of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and, in the case of violations of federal laws, exclusion from participation in the Medicare and Medicaid programs.

Licensure of opticians. We must obtain licenses or certifications to operate our business in certain states. To obtain and maintain such licenses, we must satisfy certain licensure standards. In addition, we employ opticians in our stores to assist in dispensing eyeglasses and other optical goods. The laws and regulations governing opticians and their relationship with optical retailers vary from state to state. Some states require a licensed optician to be on the premises, while other states do not require licensed opticians or permit the licensed optician (or an optometrist) to supervise other unlicensed opticians. Generally, licensed opticians demand a higher salary so we staff our stores with unlicensed opticians as permitted by applicable law. We regularly review the applicable laws governing the opticians.

Insurance licensure. Most states impose strict licensure requirements on health insurance companies, HMOs and other companies that engage in the business of insurance. In the event that we are required to become licensed under these laws, the licensure process can be lengthy and time consuming. In addition, many of the licensing requirements mandate strict financial and other requirements which we may not be able to meet.

Any willing provider laws. Some states have adopted, and others are considering, legislation that requires managed vision care payors to include any provider who is willing to abide by the terms of the managed vision care payor’s contracts and/or prohibit termination of providers without cause. These types of laws limit our ability to develop effective managed vision care provider networks in such states.

Antitrust laws. We are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price-fixing, concerted refusals to deal and divisions of markets. There may be a challenge to our operations on the basis of an antitrust violation in the future.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) covers a variety of subjects which impact our businesses and the business of the optometrists. Some of those subjects include the privacy of patient health care information, the security of such information and the standardization of electronic data transactions for purposes of medical billing. The Department of Health and Human Services promulgated HIPAA regulations which became effective during 2003. We have devoted, and continue to devote, resources to implement operating procedures within the stores and the corporate office to ensure compliance with the HIPAA regulations, and we believe we are in compliance with the privacy provisions of the law that became effective in April 2003. Violations of HIPAA may result in substantial criminal and civil penalties.

Advertising. The laws and regulations governing advertising in general, and with respect to optometrist and optical retailers in particular, vary from state to state and are also governed by various federal regulations, including regulations promulgated by the Federal Trade Commission (“FTC”). Many states prohibit an optometrist from allowing his or her name to be directly or indirectly used by a commercial or mercantile establishment in advertising for that establishment. The optometric laws of some states also restrict our ability to advertise for independent optometrists subleasing space from us. While our advertisements generally include the name, address and telephone numbers of the optometrists located within or adjacent to our stores, in many states we are restricted from providing additional information, such as the cost of the eye examination, or offering promotions tied to the performance of optometric services. Additionally, the FTC has promulgated regulations which limit the frequency of “free offers” in order to avoid potential deceptive advertising. While we believe that our advertising practices are in compliance with applicable state and federal laws, courts and regulatory agencies could conclude that our advertising practices do not comply with applicable laws and regulations.

Trademark and trade names

“EyeMasters(R),” “Visionworks(R),” “Vision World(SM),” “Dr. Bizer’s VisionWorld(R),” “Dr. Bizer’s ValuVision(TM),” “Doctor’s ValuVision(R),” “Hour Eyes(R),” “Stein Optical(R),” “Eye DRx(R)” and “Binyon’s(R)” are our store trademarks. In addition we have several products related trademarks such as “SlimLite,(R)” “Aztec Collection(TM),” “ProVsport(TM),” “Chelsea Morgan(R),” “Boardroom Classics(R),” “Splendor(R),” “South Hampton(R),” “Robert Mitchel(R),” “Technolite(TM),” “Blue Moon(R)” and “See Better Look Better(R).”

Employees

As of December 31, 2005, we employed approximately 4,400 employees. Approximately 70 hourly paid workers in our Eye DRx stores are affiliated with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, with which the Company has a contract extending through November 30, 2009. We consider our relations with our employees generally to be good.

Optical retail industry

We operate in the U.S. optical retail industry, which generated $16.7 billion in sales in 2004.

The following chart sets forth expenditures (based upon products sold) in the optical retail market over the decade 1995 to 2004, based on Jobson research reports:

U.S. Optical Retail Sales by Sector 1995 – 2004

(Dollars in billions)

	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004
Lenses/treatments	$6.8	$7.2	$7.6	$7.9	$8.0	$8.3	$8.1	$8.5	$8.7	$8.9
Frames	4.4	4.6	5.0	5.2	5.3	5.5	5.2	5.2	5.1	5.3
Sunglasses	0.7	0.8	0.9	0.8	0.7	0.7	0.6	0.6	0.6	0.5
Contact lenses	1.9	1.9	1.9	1.9	2.0	2.0	2.0	1.9	1.9	2.0

	$13.8	$14.5	$15.4	$15.8	$16.0	$16.5	$15.9	$16.2	$16.3	$16.7

We believe that the optical retail market is characterized by the following trends:

•	Favorable demographics. As of June 2004, approximately 73% of the U.S. population age 18 and over (or more than 150 million individuals), including 89% of people over the age of 55, required some form of corrective eyewear. In addition to their higher utilization of corrective eyewear, the over-55 segment spends more per pair of glasses purchased due to their need for premium priced products like bifocals and progressive lenses and their generally higher levels of discretionary income. As the “baby boom” generation ages and life expectancies increase, we believe that this demographic trend is likely to increase the number of eyewear customers.

•	Increasing role of managed vision care. Managed vision care plans, such as those offered by insurance companies and Medicare, have become an important factor in the optical retail industry, representing approximately 35% to 40% of the unit volume of the optical retail market in 2002. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of consumers. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed vision care plans encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement. We believe that large optical retail chains are well positioned to capitalize on the growth in participation in managed vision care plans as payors look to develop relationships with chains who deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations with flexible hours of operation and possess sophisticated management information and billing systems.

•

New product innovations. Since the late 1980s, several technological innovations have led to the introduction of new optical lenses and lens treatments, including progressive addition lenses (no-line bifocal lenses), high-index and aspheric lenses (thinner and lighter lenses), polycarbonate lenses (shatter resistant lenses) and anti-reflective lens coatings. These innovative products are popular among consumers, generally command premium prices and yield higher margins. The average retail price for all lenses and lens treatments has increased from $88 to $109 between 1995 and 2003, reflecting, in part, the rising popularity of these products.

•	LASIK surgery. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996 as an alternative to eyeglasses and contacts. In 2000, eye care professionals performed laser vision correction surgery procedures on approximately 725,000 people in the United States. Despite the initial rapid growth, as of June 2004, Jobson estimates that since the introduction of LASIK only 2.1% of the U.S. population requiring corrective eyewear has had the LASIK procedure. Over the last five years, the number of people that have had the LASIK procedure has averaged approximately 700,000 people per year. The LASIK procedure is relatively expensive and is generally not covered by health insurance. We believe LASIK is unlikely to significantly impact the eyeglass market in the near future, although it could have a long-term cumulative impact.

We believe the optical retail industry differs in many respects from other traditional retailing sectors. The medical and non-discretionary nature of eye care purchases provides optical retailers with a consistent source of customers and moderate seasonal fluctuations in sales relative to other sectors of the retail industry. In addition, we believe annual wellness exams provided by optometrists result in repeat business and customer loyalty. The stability of the optical retail industry is also reinforced by the frequency of the replacement of eyeglasses by customers. In its June 2004 survey, Jobson estimated that on average customers replaced their eyeglasses once every 2.1 years.

The optical retail industry is highly fragmented and primarily consists of national and regional optical retail chains, mass merchandisers, independent optometry practitioners and warehouse clubs. However, as a result of customers’ desire for broad product selection, convenience, strong customer service and competitive prices, the largest optical retailers have gained market share at the expense of independent practitioners. For example, the total market share of the 10 largest optical retailers in the United States as measured by revenue increased from 16.5% in 1993 to 29.7% in 2003. We believe the largest optical retailers are well-positioned to further increase their market share. Below is a description of the types of retailers that compete in the optical retail industry.

•	Optical retailers. Optical retailers include both optical retail chains and warehouse clubs and mass merchandisers.

•	Optical retail chains. Optical retail chains include both traditional independent optical retail chains such as ourselves and operators of licensed optical retail departments, such as Sears Optical. Optical retail chains generally offer proximity to optometrists conveniently located in or adjacent to the stores and tend to carry broader product lines. In addition, optical retail chains often have in-house lens processing capabilities that allow them to process eyeglasses more rapidly than independent practitioners, mass merchandisers or warehouse clubs. We believe that optical retail chains are generally able to offer better value and service through a reduced cost structure, sophisticated merchandising and displays, greater volume and economies of scale. Furthermore, optical retail chains can generate greater market awareness than the fragmented independent practitioners due to their general ability to invest in advertising and promotions more economically. In 2003, optical retail chains accounted for $6.8 billion, or 41.6%, of the optical retail industry.

•	Warehouse clubs and mass merchandisers. Mass merchandisers, such as Wal-Mart, and warehouse clubs, such as Costco, usually provide eyewear in a host environment, which is typically a larger general merchandise store. While warehouse clubs and mass merchandisers typically provide some of the service elements of optical retail chains such as eye exams, they tend to have a narrower selection consisting mainly of low margin, lower-priced optical products, have slower turnaround on eyeglasses and compete primarily on price. We believe that the everyday low price model employed by warehouse clubs and mass merchandisers, and the resulting low margins, are not compatible with the discounts to listed retail prices currently required to participate in managed vision care plans. In 2003, warehouse clubs and mass merchandisers accounted for $1.6 billion, or 9.8%, of the optical retail industry.

•	Independent practitioners. Independent practitioners include optometrists, opticians, and ophthalmologists who, in each case, operate less than four stores. Independent practitioners typically cannot provide quick turnaround of eyeglasses because they often do not have in-house lens processing capabilities, and generally charge higher prices than optical retailers. Moreover, their eyewear product offering is usually narrower. For these reasons, we believe that independent practitioners will continue to lose market share to large optical retailers over the next several years. In 2003, independent practitioners accounted for $7.6 billion, or 46.7%, of the optical retail industry.

•	Other participants. Other participants in the optical retail market include HMOs and school-controlled dispensaries. In 2003, other participants accounted for $310 million, or 1.9%, of the optical retail industry.

ITEM 1A. Risk Factors

Risks relating to our business and the optical retail industry

The optical retail industry is highly competitive, and if we do not compete successfully our business will be adversely affected.

The optical retail market is highly competitive and is continuing to undergo consolidation. We compete directly with national, regional and local retailers, including other optical retail chains, warehouse clubs and mass merchandisers, and independent practitioners located in our markets. Many potential competitors for our products and services have substantial competitive advantages, including the following:

•	greater name recognition;

•	greater financial, technical, marketing and other resources;

•	lower cost structure;

•	more extensive knowledge of the optical retail business and industry; and

•	well-established relationships with a larger base of current and potential customers, suppliers and managed vision care providers.

Some of our competitors are much larger than us. For example, LensCrafters and Cole Vision, which are owned by Luxottica Group SpA, had combined sales of approximately $2.3 billion in 2004 and the optical outlets contained in Wal-Mart stores had sales of approximately $995 million in 2004. These and other competitors have greater financial resources than we do and may be able to compete more effectively in an aggressive pricing environment. For example, when our major competitors offer significantly lower prices for their products we often adopt similar pricing strategies, which may reduce our revenues, gross margins and cash flows, and render us less able to compete with our largest competitors.

We may also encounter increased competition in the future from industry consolidation and from new competitors that enter our market. Increased competition could result in lower sales or downward price pressure on our products and services, which may adversely affect our revenues, gross margins and cash flows.

Adverse changes in economic conditions generally or in our markets, and changes in consumer tastes, could reduce demand for our products and services which could adversely affect our results of operations.

The optical retail industry may be affected by economic cycles. Downturns in general economic conditions or uncertainties regarding future economic prospects, which affect consumer disposable income, have historically adversely affected consumer spending habits in our principal markets. Therefore, future economic downturns or uncertainties could reduce demand and have a material adverse effect on our revenues and cash flows.

The optical retail industry is also subject to rapidly changing consumer preferences. Such changes in consumer preferences could adversely affect us or the optical retail industry as a whole.

We are subject to extensive state, local and federal laws and regulations that govern our relationships with optometrists and affect the health care industry generally, and these laws and regulations may affect our ability to generate revenue or subject us to additional expenses.

Our relationships with optometrists are subject to state optometric laws that generally prohibit us from “controlling” the practice of optometry or from practicing optometry. Accordingly, we have adopted different contractual arrangements with optometrists to comply with the various regulations in the states in which we operate. For example, we sublease 64 of our stores pursuant to contracts with professional corporations or other entities controlled by optometrists, which we refer to as OD PCs. The OD PCs own the optical dispensary and the professional eye examination practice and employ the optometrists. We manage the OD PC stores under long-term management agreements, including management of the professional practice and optical retail business. Notwithstanding our efforts to comply with applicable law, a court or regulatory authority could conclude that any of our contractual arrangements with optometrists, including our long-term management agreements with OD PCs, subleases and trademark license agreements, and our day-to-day operational practices in managing these relationships, result in the improper control of an optometric practice or otherwise do not comply with applicable laws and regulations. A finding that we are in violation of these laws and regulations may result in censure or delicensing of optometrists, substantial civil or criminal damages and penalties, including double and triple monetary damages and penalties, and, in the case of violations of federal laws and regulations, exclusion from the Medicare and Medicaid programs, or other sanctions. In addition, a determination in any state that we are controlling an optometric practice or engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any sublease, management or service agreement between us and optometrists located in such state unenforceable or subject to modification, or, for example, could necessitate a buy-out of an OD PC. Each of these events could adversely impact our revenues and cash flows.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) covers a variety of subjects which impact our businesses and the business of the optometrists, including the privacy and security of patient health care information and the standardization of electronic data transactions for purposes of medical billing. We have devoted, and continue to devote, resources to implement operating procedures within the stores and our corporate office to ensure compliance with HIPAA regulations which became effective in 2003. Penalties under HIPAA, if applied to us, or a determination that we or any affiliated optometrists or OD PCs are not in compliance with such laws, could have a material adverse effect on our results of operations.

Regulation of the healthcare industry is constantly changing, which affects our opportunities, competition and other aspects of our business. Future developments or changes to the regulatory environment could adversely impact our operations, our compliance costs, our relationships with optometrists and the implementation of our business plan. For a more detailed discussion of these laws and regulations, see “Business-Government regulation.”

Any events resulting in a change in our relationship with the optometrist located in or adjacent to our stores could have a material adverse effect on our business.

The location of optometrists within or adjacent to our stores is an important part of our operating strategy. No assurances can be given as to the likelihood of events adversely affecting the relationship with these optometrists or our ability to locate optometrists within or adjacent to our stores including, without limitation (i) a dispute with an optometrist or group of optometrists controlling multiple practice locations, (ii) a government or regulatory authority challenging our operating structure or our relationship with the optometrists or (iii) other changes to applicable laws or regulations (or interpretations of the same), resulting in changes to our operating structures. Any of these events affecting our relationships with optometrists could affect our ability to attract and retain customers, and thus may have a material adverse affect on our business. See “Business-Government regulation.”

While most of these optometrists operate one practice location, seven optometrists operate an aggregate of 106 locations, which includes OD PCs. Due to this concentration of locations operated by these optometrists, disputes or regulatory issues with any of these optometrists could have a greater impact on our business.

We could be subject to franchise claims by optometrists that could limit our ability to conduct our business in the manner we deem appropriate.

We sublease office space to certain optometrists who enter into Trademark License Agreements with Enclave Advancement Group, Inc., one of our subsidiaries (“Enclave”). In the past we have been, and in the future may be, subject to claims that this leasing of space from us, coupled with the license from Enclave of trademarks, constitutes a franchise and thereby gives the tenant optometrists rights as franchisees. No assurance can be given that a claim, action or proceeding will not be brought against us or Enclave asserting that a franchise exists or that the success of any such claim would not impair the way in which we currently structure our relationships with optometrists.

Our future success will depend in part on our ability to build and maintain managed vision care relationships, most of which are not subject to contractual arrangements.

As an increasing percentage of patients enter into health care coverage arrangements with managed vision care payors, we believe that our success will be, in part, dependent upon our ability to participate in the managed vision care plans of employer groups and other private third party payors. Our existing managed vision care plans are, for the most part, not contractual and may be terminated with little or no notice. We may not be able to establish or maintain satisfactory relationships with managed vision care and other third party payors, many of which have existing provider structures in place and may not be able or willing to change their provider networks. Some states have adopted, and others are considering, legislation that requires managed vision care payors to include any provider who is willing to abide by the terms of the managed vision care payor’s contracts and/or prohibit termination of providers without cause. These types of laws limit our ability to develop effective managed vision care provider networks in such states. This could adversely affect our ability to implement our business plan. Our inability to maintain our current relationships or enter into such arrangements in the future could have a material adverse effect on our revenue and cash flows.

We rely on third-party reimbursement, including government programs, for a portion of our net revenues, the future reduction of which could adversely affect our results of operations.

A significant portion of medical care in the United States is funded by government and private insurance plans, including managed vision care plans. For the fiscal year ended January 1, 2005 and December 31, 2005 approximately 30% and 33%, respectively, of our net revenues were derived from managed vision care plans. The health care industry is experiencing a trend toward cost-containment with government and private insurance plans seeking to impose lower reimbursement, utilization restrictions and risk-based compensation arrangements. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover the cost of the services we provide to plan beneficiaries. In addition, many private insurance plans may base their reimbursement rates on the government rates. Private insurance plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and explorations of more cost-effective methods of delivering health care. Accordingly, reimbursement for purchase and use of eye care services may be limited or reduced, thereby adversely affecting our revenues and cash flows. Furthermore, government or private insurance plans may retrospectively and/or prospectively adjust payments to us in amounts which would have a material adverse effect on our cash flows and financial condition.

We expect to realize cost savings from new sourcing initiatives, but such benefits may not be realized to the extent anticipated, if at all.

We commenced an internal initiative to purchase value product and private label product directly from Chinese manufacturers. Such initiatives are ongoing. Although we believe that such initiatives will allow us to achieve significant cost savings we may be unable to source product in sufficient quantity, quality or price to meet our expectations. In such circumstances, we may not realize anticipated cost savings to the extent or in the time frame expected, if at all.

Our controlling shareholders have the ability to direct our operations and their interests may conflict with the interests of noteholders.

We are currently controlled by Moulin and Golden Gate. This control could be exercised in a manner that may be in conflict with the interests of noteholders. In addition, Golden Gate has made and may, in the future, make significant investments in other companies, some of which may be competitors. Furthermore, under agreements to which Golden Gate and Moulin are parties, in certain circumstances, Golden Gate can force a sale of us to a third party. See “Certain relationships and related transactions-Stockholders agreement” and “—Put agreement.” In addition, as a result of the liquidation of Moulin, we expect that Moulin’s shares of our parent, ECCA Holdings, will be sold either as part of a larger sale of Moulin or otherwise. Any future owner may have interests that conflict with the interests of noteholders.

Technological advances may reduce the demand for our products or allow other optical retailers to offer eyewear at a lower cost than we can, which could have a material adverse effect on our results of operations.

Corneal refractive surgery procedures such as radial-keratotomy, photo-refractive keratotomy, LASIK, and future drug development, may change the demand for our products. As traditional eyewear users undergo laser vision correction procedures or other vision correction techniques, the demand for certain contact lenses and eyeglasses will decrease. A decrease in customer demand for these products could have a material adverse effect on sales of prescription eyewear. In addition, technological developments such as wafer technology and lens casting may render our current lens manufacturing method uncompetitive or obsolete. Future medical advances and technological developments may have a material adverse effect on our business and results of operations.

We may be exposed to a significant risk from malpractice and other related claims if we are unable to obtain adequate insurance, at acceptable costs, to protect us against potential liability claims.

The provision of professional eye care services entails an inherent risk of professional malpractice and other related claims. As a result of the relationship between affiliated optometrists and us, we may become subject to professional malpractice actions or claims under various theories relating to the professional services provided by these individuals. In addition, as a manufacturer of lenses, we are subject to claims for alleged defects in our products sold. Premiums for medical malpractice and other insurance may significantly increase which could adversely affect our results of operations and cash flows or force us to self insure against these potential claims. We may not be able to continue to obtain adequate liability insurance to cover claims asserted against us, in which event, our financial condition and results of operations could be adversely affected.

We depend on the ability and experience of certain members of our management team and their departure may have a material adverse effect on our results of operations.

To guide our operations, we rely on the skills of certain members of our senior management team, including our Chairman and Chief Executive Officer, David E. McComas, the loss of whom could have an adverse effect on our operations. Furthermore, other members of our senior management team have employment agreements with us that are terminable annually upon at least thirty days notice. Accordingly, key executives may not continue to work for us, and we may not be able to hire qualified replacements in a timely manner or at all, which could have a material adverse effect on our ability to implement our strategy and on our business operations.

Risks relating to the notes

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the notes.

The following table shows our level of indebtedness and certain other information as of December 31, 2005.

New Exchange Notes, face amount of $152,000 net of unamortized debt discount of $2,094	$149,906
New Facilities	164,175
Capital lease and other obligations	1,816

315,897

Our substantial degree of leverage could have important consequences for you, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, store expansion, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations, including those related to the notes;

•	certain of our borrowings, including borrowings under our new senior credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may place us at a disadvantage compared to our competitors that have a lower degree of leverage;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending and research and development activities that are important to our growth.

We may be able to incur more debt in the future, which may intensify the risks described in this filing. The indenture governing the notes and our new senior credit facility do not prohibit us from doing so. As of December 31, 2005, we were able to borrow up to an additional $25.0 million (excluding $2.7 million of letters of credit) under the revolving portion of our new senior credit facility. All of those borrowings would have been secured by substantially all of our assets and would have ranked senior to the notes and the guarantees.

In addition, we will have substantial obligations under our non-cancelable operating leases relating to substantially all of our retail facilities as well as our corporate offices and distribution center. For fiscal 2006, our minimum operating lease payments are $33.0 million.

We are a holding company and may not have access to sufficient cash to make payments on the notes.

We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our subsidiaries. As a result, we will be dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations. Our subsidiaries’ earnings will depend on their financial and operating performance, which will be affected by prevailing economic and competitive conditions and by financial, business and other factors beyond our control. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness, including the notes, or to fund our other cash obligations. In addition, any payments of dividends, distributions, loans or advances to us by our subsidiaries could be subject to restrictions on dividends under applicable local law in the jurisdictions in which our subsidiaries operate.

Our subsidiaries are separate and distinct legal entities and, except for our existing and future subsidiaries that are and will be the guarantors of the notes, will have no obligation, contingent or otherwise, to pay amounts due under the notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan or other payment. In addition, any guarantee of the notes is and will be subordinated to any senior indebtedness of a guarantor to the same extent that the notes are subordinated to our senior indebtedness.

If we are unable to service our debt, we will be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt, including the notes, or seeking additional equity capital. We may be unable to effect any of these remedies on satisfactory terms, or at all. Our new senior credit facility and the indenture that governs the notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to use those proceeds to meet any debt service obligations then due. See “Long-Term Debt.”

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our new senior credit facility could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation, which could result in you losing your investment in the notes.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

All of our borrowings under our new senior credit facility bear interest at a floating rate. As of December 31, 2005, we had approximately $164.2 million of long-term, floating-rate debt under our new senior credit facility. Accordingly, our net income will be affected by changes in interest rates. Assuming a one percentage point increase in the interest rate under our new senior credit facility, our pro forma interest expense for the fiscal year ended December 31, 2005 would have increased by approximately $1.6 million.

Covenants in our debt agreements restrict our business in many ways.

The indenture governing the notes contains, various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make other restricted payments including, without limitation, paying dividends and making investments;

•	redeem debt that is junior in right of payment to the notes;

•	create liens (other than on senior debt) without securing the notes;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate and sell or otherwise dispose of substantially all our assets;

•	enter into transactions with affiliates;

•	guarantee indebtedness; and

•	enter into new lines of business.

In addition, we have pledged a significant portion of our assets as collateral under our new senior credit facility. Our new senior credit facility also contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our new senior credit facility and/or the notes. Upon the occurrence of an event of default under our new senior credit facility, the lenders could elect to declare all amounts outstanding under our new senior credit facility to be immediately due and payable and terminate all commitments to extend further credit, which would occur automatically in the case of certain bankruptcy and insolvency events with respect to us. If we were unable to repay those amounts, the lenders under our new senior credit facility could foreclose against the assets securing the obligations under the new senior credit facility. If the lenders under our new senior credit facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our new senior credit facility and our other indebtedness, including the notes. See “Long-Term Debt.”

If we default on our obligations to pay our indebtedness we may not be able to make payments on the notes.

Any default under the agreements governing our indebtedness, including a default under our new senior credit facility that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could render us unable to pay principal, premium, if any, and interest on the notes and substantially decrease the market value of the notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in the indenture governing the notes and our new senior credit facility), we could be in default under the terms of the agreements governing such indebtedness, including our new senior credit facility and the indenture governing the notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our new senior credit facility could elect to terminate their commitments thereunder, cease making further loans and foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our new senior credit facility to avoid being in default. If we breach our covenants under our new senior credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our new senior credit facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. See “Long-term Debt.”

Your right to receive payments on the notes and the guarantees is junior to the obligations under our new senior credit facility and possibly all our future borrowings.

The notes and the related guarantees rank behind all of our and our guarantors’ existing and future senior obligations, including indebtedness and guarantees under our new senior credit facility. As a result, upon any distribution to our creditors or the creditors of the guarantors in bankruptcy, liquidation or reorganization or similar proceeding relating to us or the guarantors or our or their property, the holders of senior indebtedness of ours and the guarantors will be entitled to be paid in full in cash before any payment may be made with respect to the notes or the related guarantees.

All payments on the notes and the guarantees will be blocked in the event of a payment default on our senior indebtedness and may be blocked for up to 179 consecutive days in the event of certain nonpayment defaults on designated senior indebtedness.

In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding relating to us or the guarantors, holders of the notes will participate with all other holders of senior subordinated indebtedness in the assets remaining after we and the guarantors have paid all of our senior indebtedness. However, because the indenture requires that amounts otherwise payable to holders of the notes in a bankruptcy or similar proceeding be paid to holders of senior indebtedness instead, holders of the notes may receive less, ratably, than holders of trade payables in any bankruptcy or similar proceeding. In any of these cases, we and the guarantors may not have sufficient funds to pay all of our creditors, and holders of the notes may receive less, ratably, than the holders of senior indebtedness.

As of December 31, 2005, the notes and the guarantees were subordinated to approximately $166.0 million of senior indebtedness and an additional $25.0 million was available for borrowing (excluding $2.7 million of letters of credit) as additional senior indebtedness under the revolving credit portion of our new senior credit facility, subject to certain conditions. We may be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture and the new senior credit facility.

Our obligations under our new senior credit facility are secured by certain of our assets.

In addition to being contractually subordinated to all existing and future senior indebtedness, our obligations under the notes are unsecured while our obligations under our new senior credit facility are secured by first-priority or equivalent security interests in substantially all of our assets, including all the capital stock of, or other equity interests in, each of our existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interests in, each of our future foreign subsidiaries. If we or one of our subsidiaries are declared bankrupt or insolvent or if we default under our new senior credit facility, all of the funds borrowed thereunder may immediately become due and payable, which would occur automatically in the case of certain bankruptcy and insolvency events with respect to us. If we were unable to repay those amounts, the lenders could foreclose on the assets (including the stock of our subsidiaries) in which they have been granted a security interest, in each case to your exclusion, even if an event of default exists under the indenture governing the notes at that time.

You will not have any claim as a creditor against any professional corporations or other entities controlled by an optometrist.

In order to comply with regulations in certain states regarding the practice of optometry, we sublease 64 stores to professional corporations or other entities controlled by optometrists, which we refer to as OD PCs. We manage these stores pursuant to long-term agreements with the OD PCs, and although we do not own any of the OD PCs, under GAAP we consolidate the assets, liabilities, results of operations and cash flows of 51 of the 64 stores owned by OD PCs. However, our rights to the cash flow from the OD PCs are limited to our rights under the management agreements governing our relationship with the respective OD PCs. As of

December 31, 2005, approximately $6.0 million, or 1.1%, of our total consolidated assets were owned by OD PCs. The OD PCs do not guarantee and will not guarantee the notes and you will not have any claim as a creditor against any assets owned by an OD PC. For additional information on the OD PCs see note 9 to our historical consolidated financial statements included elsewhere in this filing.

We many not be able to repurchase the notes upon a change of control.

If as a result of the liquidation of Moulin, (1) Moulin and its affiliates, (2) Golden Gate and its affiliates and (3) existing management stockholders own, in the aggregate, less than a majority of our voting stock, it will constitute a change of control under the indenture governing the notes. Upon the occurrence of such a change of control or other specific kinds of change of control events, we will be required to offer to repurchase all outstanding notes at 101% of their principal amount plus accrued and unpaid interest. We may not be able to repurchase the notes upon a change of control because we may not have sufficient funds. Further, we are contractually restricted under the terms of our new senior credit facility or other future senior indebtedness from repurchasing all of the notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase your notes unless we are able to refinance or obtain waivers under our new senior credit facility. Our failure to repurchase the notes upon a change of control would cause a default under the indenture and a cross-default under our new senior credit facility. Our new senior credit facility also provides that a change of control, as defined in such agreement, will be a default that permits lenders to accelerate the maturity of borrowings thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the notes, and reducing the practical benefit of the offer-to-purchase provisions to the holders of the notes. Any of our future debt agreements may contain similar provisions.

In addition, the change of control provisions in the indenture may not protect you from certain important corporate events, such as a leveraged recapitalization (which would increase the level of our indebtedness), reorganization, restructuring, merger or other similar transaction, unless such transaction constitutes a “Change of Control” under the indenture. Such a transaction may not involve a change in voting power or beneficial ownership or, even if it does, may not involve a change that constitutes a “Change of Control” as defined in the indenture that would trigger our obligation to repurchase the notes. Therefore, if an event occurs that does not constitute a “Change of Control” as defined in the indenture, we will not be required to make an offer to repurchase the notes and you may be required to continue to hold your notes despite the event.

Your ability to transfer the exchange notes may be limited by the absence of an active trading market, and an active trading market may not develop for the exchange notes.

The exchange notes will be a new issue of securities for which there is no established trading market. We do not intend to have the exchange notes listed on a national securities exchange or to arrange for quotation on any automated dealer quotation systems. A liquid trading market for the exchange notes may not develop. The liquidity of the exchange notes will depend on a number of factors, including:

•	the number of holders of notes;

•	our operating performance and financial condition;

•	the market for similar securities;

•	the interest of securities dealers in making a market in the notes; and

•	prevailing interest rates.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. The market, if any, for the notes may face similar disruptions that may adversely affect the prices at which you may sell your notes. Therefore, you may not be able to sell your notes at a particular time and the price that you receive when you sell may not be favorable.

Federal and state fraudulent transfer laws permit a court to void the notes and the guarantees, and, if that occurs, you may not receive any payments on the notes.

The issuance of the notes and the guarantees may be subject to review under federal and state fraudulent transfer and conveyance statutes. While the relevant laws may vary from state to state, under such laws the payment of consideration will be a fraudulent conveyance if (i) we paid the consideration with the intent of hindering, delaying or defrauding creditors or (ii) we or any of our guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for issuing either the notes or a guarantee, and, in the case of (ii) only, one of the following is also true:

•	we or any of our guarantors were or was insolvent or rendered insolvent by reason of the incurrence of the indebtedness; or

•	payment of the consideration left us or any of our guarantors with an unreasonably small amount of capital to carry on the business; or

•	we or any of our guarantors intended to, or believed that we or it would, incur debts beyond our or its ability to pay as they mature.

If a court were to find that the issuance of the notes or a guarantee was a fraudulent conveyance, the court could void the payment obligations under the notes or such guarantee or further subordinate the notes or such guarantee to presently existing and future indebtedness of ours or such guarantor, or require the holders of the notes to repay any amounts received with respect to the notes or such guarantee. In the event of a finding that a fraudulent conveyance occurred, you may not receive any repayment on the notes. Further, the voidance of the notes could result in an event of default with respect to our other debt and that of our guarantors that could result in acceleration of such debt.

Generally, an entity would be considered insolvent if, at the time it incurred indebtedness:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets; or

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts and liabilities, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time, or regardless of the standard that a court uses, that the issuance of the notes and the guarantees would not be subordinated to our or any guarantor’s other debt.

If the guarantees were legally challenged, any guarantee could also be subject to the claim that, since the guarantee was incurred for our benefit, and only indirectly for the benefit of the guarantor, the obligations of the applicable guarantor were incurred for less than fair consideration. A court could thus void all or a part of the obligations under the guarantees, subordinate them to the applicable guarantor’s other debt or take other action detrimental to the holders of the notes.

ITEM 2. PROPERTIES

As of December 31, 2005, we operated 380 retail locations in the United States. We believe our properties are adequate and suitable for our purposes. We lease all of our retail locations, the majority of which are under leases that in addition to our base rent require payment by us of our pro rata share of real estate taxes, utilities and common area maintenance charges. These leases range in terms of up to 15 years and generally have a 10 year duration, and we renew approximately 40 to 50 leases annually. In substantially all of our stores that we operate, we sublease (or the landlord leases) a portion of such stores or an adjacent space to an independent optometrist (or its wholly-owned operating entity). With respect to the OD PCs, we sublease the entire premises of the store to the OD PC. The terms of these leases or subleases range from one to 15 years, with rentals consisting of a percentage of gross receipts or base rental. The general location and character of our stores are described in “Business—Store operations.”

We lease combined corporate offices and a retail location in San Antonio, Texas, pursuant to a 15-year lease executed in August 1997. In addition, we lease a combined distribution center and central laboratory in San Antonio pursuant to a five-year lease which expires in June 2009. We believe central distribution improves efficiency through better inventory management and streamlined purchasing.

ITEM 3. LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. We do not believe that any such pending matters, individually or in the aggregate, are material to our business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter of Fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

The Common Stock, par value $.01 per share, of the Company is not traded on any established public trading market. There is one holder of the Common Stock, ECCA Holdings Corporation. See the discussion under the heading “Stockholders’ Agreement” within “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.” No dividends were paid in fiscal 2004 or 2005 and payment of dividends is restricted by the Indenture governing the Exchange Notes (as defined in Management Discussion and Analysis – Liquidity and Capital Resources).

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the dates and periods indicated and should be read in conjunction with our historical consolidated financial statements and the related notes thereto and “Management’s discussion and analysis of financial condition and results of operations” included elsewhere in this filing. The selected historical consolidated financial data as of and for the five fiscal years ended December 29, 2001, December 28, 2002, December 27, 2003, January 1, 2005 and December 31, 2005 are derived from our audited consolidated financial statements. In order to provide the most beneficial performance comparison, the results of our predecessor for the period January 2, 2005 to March 1, 2005 have been combined with the period March 2, 2005 to December 31, 2005 to represent a total fiscal year.

(Dollars in thousands)	December 29, 2001	December 28, 2002	December 27, 2003	January 1, 2005	December 31, 2005
Statement of Operations Data:
Net revenues	$336,034	$363,667	$369,852	$399,468	$406,246
Operating costs and expenses:
Cost of goods sold	104,446	112,471	114,578	125,489	120,700
Selling, general and administrative (1)	203,187	212,472	218,702	231,615	239,497
Transaction expenses	—	—	—	—	15,642
Amortization of intangible assets (2)	8,697	1,865	165	—	—

Total costs and expenses	316,330	326,808	333,445	357,104	375,839

Operating income	19,704	36,859	36,407	42,364	30,407
Interest expense, net	27,537	21,051	20,200	20,216	28,969

Income (loss) before income taxes	(7,833)	15,808	16,207	22,148	1,438
Income tax expense (benefit)	1,239	1,565	(9,600)	5,302	4,242

Net income (loss)	$(9,072)	$14,243	$25,807	$16,846	$(2,804)

Store Level Data:
Comparable store sales growth (3)	-1.40%	5.60%	-0.30%	3.00%	3.00%
No. of stores (at period end)	359	363	371	377	380
Sales per store (4)	$935	$1,009	$1,010	$1,064	$1,139
Other Financial Data:
Depreciation and amortization	$29,047	$20,626	$16,818	$15,907	$16,496
Capital expenditures	10,559	10,668	10,971	10,639	13,469
Gross margin (5)	68.6%	68.8%	68.7%	68.3%	70.0%
Ratio of earnings to fixed charges(6)	0.79x	1.49x	1.52x	1.76x	1.04x
Net cash provided by operating activities	27,373	34,363	27,412	24,821	34,531
Miscellaneous Data:
Adjusted EBITDA - see below	$48,751	$56,774	$53,725	$59,404	$64,319
Adjusted EBITDA margin %	14.51%	15.61%	14.53%	14.87%	15.83%

	As of
(Dollars in thousands)	December 29, 2001	December 28, 2002	December 27, 2003	January 1, 2005	December 31, 2005
Balance sheet data:
Cash and cash equivalents	$3,372	$3,450	$3,809	$3,098	$17,782
Total assets	223,676	217,056	225,526	225,549	529,862
Long-term debt, including current maturities	274,563	254,633	238,825	223,913	315,897
Preferred stock	48,134	54,703	62,169	70,825	—
Total shareholders’ equity (deficit)	(102,499)	(89,121)	(63,629)	(47,673)	162,407

(1)	Included in the selling, general and administrative expenses during the year ended December 28, 2002 is a gain related to the extinguishment of debt of $0.9 million. This amount has been classified in operating cost and expenses.
(2)	We adopted SFAS No. 142, “Goodwill and Other Intangibles” on December 30, 2001. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to an annual assessment for impairment applying a fair value test. The effect of adopting SFAS No. 142 would have decreased amortization expense for the years ended December 29, 2001 by $5.3 million. Total assets includes goodwill of $107.4 million as of December 28, 2002, December 27, 2003 and January 1, 2005 and $363.7 million as of December 31, 2005.
(3)	Comparable store sales growth is calculated comparing net revenues for the period indicated to net revenues of the equivalent prior period for all stores open at least twelve months during such prior period. Note fiscal 2004 a was 53 week year. Comparable store sales growth of 3.0% is based on inclusion of incremental week. If excluded, comparable store sales grow for fiscal 2004 was 4.9%. Fiscal 2005 comparable store sales growth was calculated excluding the incremental week for fiscal 2004.
(4)	Sales per store is calculated on a monthly basis by dividing total net revenues by the total number of stores open during the period. Annual sales per store is the sum of the monthly calculations.
(5)	Gross margin is cost of goods sold as a percentage of optical sales in a period.
(6)	For the purposes of determining the ratio of earnings to fixed charges, ‘earnings” represents income (loss) before income tax expense plus fixed charges. “Fixed charges” consists of interest, amortization of debt issuance costs and a portion of rent, which is representative of interest factor. For the fiscal year ended December 29, 2001 our earnings were insufficient to cover fixed charges by $7.8 million.

Adjusted EBITDA The Company’s operating performance is evaluated using several measures. One of those measures, Adjusted EBITDA, is derived from the Operating Income GAAP measurement. Adjusted EBITDA has historically been used by the Company’s credit facility lenders to measure compliance with certain financial debt covenants and by certain investors as one measure of the Company’s historical ability to fund operations and meet its financial obligations. The Company’s credit facility agreement defines Adjusted EBITDA as consolidated net income (loss) before interest expense, income taxes, depreciation and amortization, recapitalization and other expenses, extraordinary loss (gain) and store closure expense. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income (loss) in accordance with generally accepted accounting principles as an indicator of the Company’s operating performance or cash flow as a measure of liquidity. Additionally, Adjusted EBITDA presented may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of operating income to Adjusted EBITDA for each of the fiscal periods presented:

	December 29, 2001	December 28, 2002	December 27, 2003	January 1, 2005	December 31, 2005
Reconciliation of Adjusted EBITDA to Operating income:
Operating income	$19,704	$36,859	$36,407	42,364	30,407
Reconciling items:
Depreciation and amortization	29,047	20,626	16,818	15,907	16,496
Gain on extinguishment of debt	—	(1,211)	—	—	—
Transaction expense				633	15,642
Management fees	—	500	500	500	1,774

Adjusted EBITDA	$48,751	$56,774	$53,725	$59,404	$64,319

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 367 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 367 consolidated stores, as well as the professional fees of the optometrists at 179 of the stores. These 179 stores include 85 stores where the optometrist is our employee or an independent contractor, the 51 stores operated by an OD PC that are consolidated in our results and the 43 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

Our operating costs and expenses are comprised of costs of goods sold and selling, general and administrative expenses. Cost of goods sold primarily includes the cost of eyeglass frames, opthamalic lenses, contact lenses, lab manufacturing costs and buying, warehousing, distribution, shipping and delivery costs. Selling, general and administrative expenses primarily include retail payroll, doctor payroll, occupancy, overhead, advertising and depreciation. Occupancy, overhead and depreciation are less variable relative to sales levels than other components of selling, general and administrative expenses.

In this management’s discussion and analysis we use the terms “gross profit,” “gross margin,” “comparable store sales,” “comparable transaction volume” and “average ticket price” to compare our period-over-period performance. Gross profit is defined as optical sales less cost of goods sold in a period. Gross margin is defined as gross profit as a percentage of optical sales in a period. Comparable store sales is calculated by comparing net revenues for a period to net revenues of the equivalent prior period for all stores open at least twelve months during such prior period. Comparable transaction volume is based on the number of comparable store sales in a period. Average ticket price is calculated by dividing net revenues by transaction volume in a period.

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expenses related to opening new stores adversely affect our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we believe the opportunity exists to open approximately 15 new stores in 2006 and 25 new stores in 2007 in existing and new markets. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

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

The following table sets forth the percentage relationship to net revenues of certain income statement data. The year-to-year comparisons of financial results are not necessarily indicative of future results.

Results of Operations

The following table sets forth the percentage relationship to net revenues of certain income statement data.

	Fiscal Year
	2003	2004	2005
Net revenues:
Optical sales	99.1%	99.2%	99.2%
Management fee	0.9	0.8	0.8

Total net revenues	100.0	100.0	100.0

Operating costs and expenses:
Cost of goods sold (a)	31.3	31.7	30.0
Selling, general and administrative expenses (a)	59.7	58.5	59.4
Transaction expenses	—	—	3.9

Total operating costs and expenses	90.2	89.4	92.5

Income from operations	9.8	10.6	7.5
Interest expense, net	5.4	5.1	7.2

Income before income taxes	4.4	5.5	0.3
Income tax expense/(benefit)	(2.6)	1.3	1.0

Net income/(loss)	7.0	4.2	(0.7)

(a)	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this prospectus.

Fiscal 2005 compared to Fiscal 2004.

Net Revenues. Fiscal 2005 was a 52-week fiscal year compared to a 53-week fiscal year for 2004. The increase in net revenues to $406.2 million in fiscal 2005 from $399.5 million in fiscal 2004 was largely the result of a comparable store sales increase of 3.0% compared to fiscal 2004. We opened six stores and closed three stores in fiscal 2005. Net revenues attributable to the new stores opened in fiscal 2005 were $1.8 million. The increase in net revenues attributable to the effect of stores opened in fiscal 2004 being open all of fiscal 2005 was $2.2 million. Management estimates the 53rd week in 2004 was approximately $7 million in sales. Comparable transaction volume decreased slightly by 0.7% compared to fiscal 2004 while average ticket prices increased by 3.7% compared to fiscal 2004. The increase in comparable store sales and average ticket prices was the result of an increase in frame retail prices and an increase in the sales mix of premium lenses. Total managed vision care sales increased by 7.8% compared to fiscal 2004. The total managed vision care sales increase was primarily due to an increase in plans offered by our two largest managed vision care partners. The growth is from both new and existing accounts which they administer.

Gross Profit. Gross profit increased to $282.2 million in fiscal 2005 from $270.6 million in fiscal 2004. Gross profit as a percentage of optical sales increased to 70.0% in fiscal 2005 as compared to 68.3% in fiscal 2004. This increase was largely the result of an increase in optical retail prices, an increase in the sales mix of higher margin premium lenses and the sale of lower cost frames purchased from China. Savings from our Chinese direct importing were approximately $1.7 million in fiscal 2005.

Selling General & Administrative Expenses (SG&A). SG&A increased to $239.5 million in fiscal 2005 from $231.6 million in fiscal 2004. SG&A, as a percentage of optical sales, increased to 59.4% in fiscal 2005 from 58.5% in fiscal 2004. We were able to leverage retail payroll expenses and some of our fixed expenditures such as occupancy which were offset by increased depreciation and overhead expenditures in fiscal 2005.

Transaction Expenses. Transaction expenses were $15.6 million in fiscal 2005, all of which were incurred in the period ended March 1, 2005. There were no transaction expenses in fiscal 2004. The transaction expenses relate to the acquisition of us by Moulin Global Eyecare Holdings Limited and Golden Gate Capital which occurred during the first quarter of fiscal 2005, and include seller expenses, management bonuses, write off of debt financing costs and call premium on the redemption of the old notes.

Net Interest Expense. Net interest expense increased to $29.0 million in fiscal 2005 from $20.2 million in fiscal 2004. This increase was primarily due to larger outstanding debt balances as a result of the acquisition and an increase in interest rates as compared to fiscal 2004.

Income Tax Expense. Income tax expense decreased to $4.2 million in fiscal 2005 from $5.3 million in fiscal 2004. The fiscal 2004 expense was affected by the utilization of our net operating loss deduction while the fiscal 2005 was affected by our transaction expenses and their tax deductibility.

Net Loss. Net loss was $2.8 million in fiscal 2005 compared to net income of $16.8 million in fiscal 2004. This was primarily a result of the transaction expenses and the increase in interest expense.

Fiscal 2004 compared to fiscal 2003

Net revenues. Fiscal 2004 was a 53-week year compared to a 52-week fiscal year for 2003. Net revenues increased to $399.5 million in fiscal 2004 from $369.9 million in fiscal 2003, as a result of the addition of seven new stores since the end of fiscal 2003, four of which were opened in the Atlanta market, and an increase in comparable store sales. The opening of these seven new stores was partially offset by the closing of one store during fiscal 2004. Net revenues attributable to the new stores opened in fiscal 2004 were $3.2 million. The increase in net revenues attributable to the full year effect of stores opened in fiscal 2003 being open all of fiscal 2004 was $4.8 million. Comparable store sales increased by 4.9%. We believe incremental net revenues from the fifty-third week contributed approximately 1.9% to comparable store sales, or $7 million. Comparable transaction volume increased by 0.7%, and average ticket prices increased by 2.3% in fiscal 2004 compared to fiscal 2003. We believe the increases in comparable store sales and comparable transaction volume were primarily the result of an overall improvement in the retail optical market and increased promotional activity in fiscal 2004. The increase in average ticket prices was largely the result of the increase in the sales mix of branded frames which carry higher prices than non-branded frames. Approximately 30.2% of our optical revenues were derived from managed vision care plans in fiscal 2004 compared to 31.6% in fiscal 2003. A decline in our participation in managed vision care plans and the shift of managed vision care participants to our retail value promotions in fiscal 2004 was largely offset by growth in existing fee-for-service funded managed vision care plans, sales under which increased by 5.5% for fiscal 2004.

Gross profit. Gross profit increased to $270.6 million in fiscal 2004 from $252.0 million in fiscal 2003, primarily as a result of an increase in optical sales. Gross margin decreased to 68.3% in fiscal 2004 from 68.7% in fiscal 2003. This decrease was largely due to an increase in the volume of branded frames, which are lower margin products, sold in the period as well as higher lab manufacturing costs.

Selling, general & administrative expenses (SG&A). SG&A increased to $231.7 million in fiscal 2004 from $218.7 million in fiscal 2003, which is consistent with the increase in sales. SG&A as a percentage of optical sales decreased to 58.5% in fiscal 2004 from 59.7% in fiscal 2003. This percentage decrease was primarily due to an increase in optical sales while certain components of SG&A remained relatively stable compared to fiscal 2003. In connection with our proposed initial public offering of investment units, the Company incurred $0.6 million in expenses. The offering was not completed, the registration statement filed with the SEC was withdrawn on December 10, 2004 and all related expenses were written off during fiscal 2004.

Amortization expense. There was no amortization expense for fiscal 2004 compared to $0.2 million of amortization expense for fiscal 2003. Our amortizable intangible balances have been fully amortized.

Net interest expense. Net interest expense remained flat at $20.2 million for fiscal 2004 and fiscal 2003.

Income tax benefit. Income tax expense was $5.3 million in fiscal 2004 compared to a benefit of $9.6 million in fiscal 2003. This increase was primarily due to utilization of the Company’s net operating loss for tax purposes during fiscal 2003, as well as the removal of the valuation allowance on deferred tax assets in fiscal 2003.

Net income. Net income decreased to $16.8 million in fiscal 2004 from $25.8 million in fiscal 2003, as a result of the factors described above.

Liquidity and Capital Resources

Sources of capital

Our short-term and long-term liquidity needs will arise primarily from: (i) interest payments primarily related to our new senior credit facility and the notes; (ii) capital expenditures, including those for opening new stores; and (iii) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures and working capital requirements principally from cash from operations. We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the cash necessary to fund our operations, interest expense, capital expenditures and working capital requirements. There are currently no restrictions on the ability of our subsidiaries to transfer funds to us.

Cash flows from operating activities provided net cash for fiscal 2005, 2004 and 2003 of $34.5, $24.8 million and $27.4 million, respectively. Our other sources of capital are cash on hand and funding from our revolving credit facility. As of December 31, 2005 we had $17.8 million of cash and cash equivalents available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our new senior credit facility, excluding $2.7 million letters of credit outstanding.

Payments on debt and issuance of debt, as well as equity transactions related to the acquisition have been our principal financing activities. Cash used in financing activities for fiscal 2005, 2004 and 2003 were $6.4 million, $14.9 million and $16.1 million, respectively.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $17.6 million as of December 31, 2005.

Capital expenditures for fiscal 2005, 2004 and 2003 were $13.5 million, $10.6 million and $11.0 million, respectively, and were our principal uses of cash for investing activities. The table below sets forth the components of these capital expenditures for fiscal 2003, 2004 and 2005.

	Fiscal Year Ended
	2003	2004	2005
Expenditure Category:
New Stores	$3.7	$2.7	$2.8
Information Systems	1.4	1.5	0.9
Lab Equipment	2.4	1.4	3.0
Store Maintenance	3.3	4.9	5.9
Other	0.2	0.1	0.9

Total Capital Expenditures	$11.0	$10.6	$13.5

Capital expenditures for fiscal 2006 are projected to be approximately $15.4 million. Of the planned 2006 capital expenditures, approximately $5.9 million is related to commitments to new stores and approximately $9.5 million is expected to be for improvement of existing facilities and systems.

Credit Facilities

In December 2002, we entered into a credit agreement which provided for $117.0 million in term loans and $25.0 million in revolving credit facilities (the Old Credit Facility). In connection with the Acquisition, we entered into a new senior secured credit facility which consists of (i) the $165.0 million term loan facility (the Term Loan Facility); and (ii) the $25.0 million secured revolving credit facility (the Revolver and together with the Term Loan Facility, the New Credit Facility). The borrowings of the New Credit Facility together with the net proceeds from the offering of the Initial Notes and the equity investment of Moulin and Golden Gate were used to pay a cash portion of the purchase price of the Acquisition, to repay debt outstanding under the Old Credit Facility, to retire the Retired Notes, pay the related tender premium and accrued interest and to pay the related transaction fees and expenses. Thereafter, the New Credit Facility is available to finance working capital requirements and general corporate purposes.

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The term loan quarterly amortization began in the third quarter of fiscal 2005 and continues through the date of maturity in fiscal 2012 for the Term Loan Facility according to the following schedule:

Year	Amount (in millions)
2006	$1.23
2007	1.65
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	154.70

$164.18

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

New Facility	Base Rate Margin	Eurodollar Margin
Term Loan Facility	2.00%	3.00%
Revolver	1.75%	2.75%

In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder at a rate equal to 0.50%. We will also pay customary letter of credit fees.

Security and guarantees. The New Credit Facility is secured by a valid first-priority perfected lien or pledge on (i) 100% of the capital stock of each of our present and future direct and indirect domestic subsidiaries, (ii) 65% of the capital stock of each of our future first-tier foreign subsidiaries, (iii) 100% of our capital stock and (iv) substantially all our present and future property and assets and those of each guarantor, subject to certain exceptions. Our obligations under the New Credit Facility are guaranteed by each of our existing and future direct and indirect domestic subsidiaries and ECCA Holdings.

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

As of December 31, 2005, we were in compliance with all of our financial covenants.

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

Notes

On February 4, 2005, we issued $152.0 million aggregate principal amount of our 10 3/4% Senior Subordinated Notes (the “Initial Notes”) due 2015. We filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the “Exchange Notes”). The registration statement was declared effective on September 26, 2005. The exchange period ended October 31, 2005. The Exchange Notes are the only notes of the Company which are currently outstanding.

The Exchange Notes:

•	are general unsecured, senior subordinated obligations of the Company;

•	mature on February 15, 2015;

•	are subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including the New Credit Facility;

•	rank equally in right of payment to any future Senior Subordinated Indebtedness of the Company;

•	are unconditionally guaranteed on a senior subordinated basis by each existing Subsidiary of the Company and any future Restricted Subsidiary of the Company that is not a Foreign Subsidiary;

•	are effectively subordinated to any future Indebtedness and other liabilities of Subsidiaries of the Company that are not guaranteeing the notes;

•	may default in the event there is a failure to make an interest or principal payment under the New Credit Facility.

Interest. Interest on the Exchange Notes compounds semi-annually and:

•	accrues at the rate of 10.75% per annum;

•	is payable in cash semi-annually in arrears on February 15 and August 15, commencing on August 15, 2005;

•	is payable to the holders of record on February 1 and August 1 immediately preceding the related interest payment dates; and

•	is computed on the basis of a 360-day year comprised of twelve 30-day months.

Optional redemption. At any time prior to February 15, 2010, we may redeem all or part of the Exchange Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium as of the date of redemption, plus (iii) accrued and unpaid interest on the notes, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after February 15, 2010, we may redeem all or, from time to time, a part of the notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the notes, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

YEAR	REDEMPTION PRICE
2010	105.375%
2011	103.583%
2012	101.792%
2013 and thereafter	100.000%

Covenants. The Exchange Notes contain customary affirmative and negative covenants including but not limited to:

•	payment of securities

•	limitation on indebtedness;

•	limitation on restricted payments;

•	limitation on liens;

•	initial and future subsidiary guarantors;

•	change of control.

In connection with the borrowings made under the Initial Notes, we incurred approximately $10.3 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the notes. The unamortized amount of debt issuance costs as of December 31, 2005 related to the notes was $9.4 million.

Preferred Stock. During 1998, the Company issued 300,000 shares of preferred stock, par value $.01 per share. Dividends on shares of Preferred Stock were cumulative from the date of issue (whether or not declared) and payable when and where declared from time to time by the Board of Directors of the Company. Such dividends accrued on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount compounded quarterly. Cumulative preferred dividends in arrears were $40.8 million and $42.3 million as of January 1, 2005 and March 1, 2005, respectively. The Preferred Stock had no voting rights. The Preferred Stock was redeemed at $100 per share in conjunction with the Acquisition and all accumulated and unpaid dividends were paid in full.

Future Capital Resources. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with borrowings currently available under the Revolver, are adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve months. The ability of the Company to satisfy its financial covenants within its New Facilities, meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company’s control. We currently do not believe that the liquidation of Moulin will result in, or is reasonably likely to result in, our liquidity increasing or decreasing in any material way. See “Summary – Recent developments.” If, however, the liquidation of Moulin results in the occurrence of a change of control which constitutes a default under our new senior credit facility, and we were unable to obtain a waiver of such default from our lenders, we would be required to repay $164.2 million outstanding as of December 31, 2005 under out new senior credit facility. Likewise, if the liquidation resulted in a change of control under the indenture governing the notes, we would be required to offer to repurchase all $152.0 million aggregate principal amount of the notes at a price of 101% of their principal amount plus accrued and unpaid interest. Such repayment or repurchase would result in a substantial decrease in liquidity and would require us to refinance such debt and/or sell material assets, which we may not be able to do on acceptable terms, if at all. See “Risk Factors – Risks relating to the notes – We may not be able to repurchase the notes upon a change of control.” The Company believes that its ability to repay the Notes and amounts outstanding under the New Facilities at maturity will likely require additional financing. The Company cannot provide assurance that additional financing will be available to it. A portion of the Company’s debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

Contractual Obligations. The Company is committed to make cash payments in the future on the following types of agreements:

•	Long-term debt

•	Operating leases for stores and office facilities

The following table reflects a summary of its contractual cash obligations as of December 31, 2005:

	Payments due by period
	Total	Less than 1 yr	1 to 3 yrs	3 to 5 yrs	More than 5 yrs
Long-Term Debt (1)	$314,081	$1,238	$3,300	$3,300	$306,243
Capital Lease Obligations	1,816	417	668	731	—
Operating Leases (2)	151,086	32,967	57,259	35,580	25,280
Interest on Long-Term Debt Obligations (3)	225,204	27,923	55,495	55,026	86,760
Purchase Obligations	—	—	—	—	—

Total future principal payments on debt	$692,187	$62,545	$116,722	$94,637	$418,283

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $164.2 million of floating rate debt under our new senior credit facility. See Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.
(3)	Represents interest payable on oustanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 7.1% annual interest on $164.2 million of floating rate debt under our new senior credit facility. The assumed 7.1% interest on the new senior credit facility represents current rates at December 31, 2005. The new senior credit facility has quarterly principal payments of $412,500 and a final payment of $153,862,500 due March 1, 2012.

Off-balance sheet arrangements

As of December 31, 2005, our only off-balance sheet arrangements were letters of credit, in the amount of $2.7 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our new senior credit facility.

Critical accounting policies

Critical accounting policies are those that require us to make assumptions that are difficult or complex about matters that are uncertain and may change in subsequent periods, resulting in changes to reported results.

Our significant accounting policies are described in note 2 in the audited consolidated financials statements located elsewhere in this annual report. The majority of these accounting policies do not require us to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical and require us to make judgments and estimates. We have discussed these critical accounting policies with the audit committee of the board of directors.

•

Accounts receivable are primarily from third-party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings and adjustments to estimates of contractual reimbursement arrangements from third-party payors. Our allowance for doubtful accounts was $3.2 million and $2.7 million at January 1, 2005 and December 31, 2005, respectively. Revenues from third-party payors under managed vision care plans include estimated adjustments based on historical experience under the terms of the payor contracts with such third-party payors.

•	Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable and an estimate of shrinkage, which is the variance between the expected balance and the actual physical counts of inventory. Our inventory reserve was $0.7 million and $1.3 million at January 1, 2005 and December 31, 2005, respectively.

•	In accordance with SFAS No. 142, we have defined our reporting unit as the consolidated Company and performed our annual assessment of goodwill on a consolidated basis as of December 31, 2005, and based upon our analysis, we believe that no impairment of goodwill exists. We have also performed our annual assessment of trade names and believe no impairment exists as of December 31, 2005. There have been no indicators of impairment for goodwill or trade names since this assessment.

•	Valuation allowances for deferred tax assets reduce deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable due to taxable losses. Although realization is not assured, due to historical taxable income and the probability of future taxable income, we believe it is more likely than not that all of the deferred tax asset will be realized.

•	We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates of future liabilities under the plan obtained from an independent actuarial firm. We believe the accrued liability of approximately $1.0 million and $0.9 million, which is included in other accrued expenses, as of January 1, 2005 and December 31, 2005, respectively, is adequate to cover future benefit payments for claims that occurred prior to December 31, 2005.

Inflation

The impact of inflation on our operations has not been significant to date. While we do not believe our business is highly sensitive to inflation, there can be no assurance that a high rate of inflation would not have an adverse impact on our operations.

Seasonality and Annual Results

The Company’s sales fluctuate seasonally. Historically, the Company’s highest sales and earnings occur in the first and third quarters. In addition, annual results are affected by the Company’s growth.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Our primary market risk exposure is interest rate risk. All of our borrowings under our new senior credit facility bear interest at a floating rate. As of December 31, 2005, we had approximately $164.2 million of long-term floating-rate debt under our new senior credit facility. Accordingly, our net income will be affected by changes in interest rates. Assuming a 1% point change in the interest rate under our new senior credit facility, our annual interest expense would change by approximately $1.6 million. See “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the event of changes in interest rates, we may take actions to mitigate our exposure by effectively fixing the interest rate on all or a portion of our floating rate debt. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are set forth in this annual report on Form 10-K commencing on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of such evaluation.

The Chief Executive Officer and Chief Financial Officer have also concluded that there has been no change in the Company’s internal control over financial reporting during the company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position
David E. McComas	63	Chairman and Chief Executive Officer
James J. Denny	61	President and Chief Operating Officer
George E. Gebhardt	55	Executive Vice President of Merchandising and Managed Vision Care
Douglas C. Shepard	38	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Diana Beaufils	52	Senior Vice President of Store Operations
Shawn M. Dafforn	39	Senior Vice President of Store Operations
Charles M. Kellstadt	57	Senior Vice President of Store Operations
Manuel A. Sarduy	44	Senior Vice President of Store Operations
Daniel C. Walker, III	48	Senior Vice President of Store Operations
Robert T. Cox	40	Vice President of Human Resources
Desmond Chiong	46	Director
Roderick J. Sutton	40	Director
Prescott H. Ashe	38	Director
Jesse T. Rogers	48	Director

Directors of the Company are elected at the annual shareholders’ meeting and hold office until their successors have been elected and qualified. The officers of the Company are chosen by the Board of Directors and hold office until they resign or are removed by the Board of Directors.

David E. McComas has served as our Chief Executive Officer since July 2001 and as Chairman since January 2004. From July 1998 to December 2004, Mr. McComas served as our President and from July 1998 to July 2001, he served as Chief Operating Officer. Prior to joining us in July 1998, Mr. McComas was Western Region President and Corporate Vice President, Circuit City Stores, Inc., and was responsible for 10 Western States and Hawaii since 1994. Prior to 1994, Mr. McComas was General Manager of Circuit City Stores, Inc. Mr. McComas has over 30 years of store management experience including positions with Montgomery Ward Holding Corporation and Sears, Roebuck & Co. Since 1996, Mr. McComas has served as a Director of West Marine, Inc.

James J. Denny has served as our Chief Operating Officer and President since December 2004. Mr. Denny’s responsibilities include overseeing the management of all of our stores, marketing, real estate and construction. From June 2003 to December 2004, Mr. Denny was our Senior Vice President of Store Operations overseeing the management of approximately one-quarter of our stores. From June 1967 to March 1992 and again from January 1994 to December 2002, Mr. Denny held various progressive operations positions culminating in President of Sears Puerto Rico with Sears Roebuck & Co. From March 1993 to January 1994, Mr. Denny served as Region Manager with Circuit City Stores, Inc.

George E. Gebhardt has served as our Executive Vice President of Merchandising since September 1996 when we acquired his former employer, Visionworks, Inc. Mr. Gebhardt assumed the responsibilities of our Managed Vision Care in December 2004. Mr. Gebhardt was responsible for our Marketing from September 1996 to December 2004. Mr. Gebhardt was with Visionworks from February 1994 to September 1996 serving in various positions, most recently Senior Vice President of Merchandising and Marketing. Prior to that, Mr. Gebhardt spent over 13 years with Eckerd Corporation in various operational positions including Senior Vice President, General Manager of Eckerd Vision Group. Mr. Gebhardt also spent 7 years working for Procter & Gamble serving in various positions including Unit Sales Manager of Procter & Gamble’s Health and Beauty Care Division.

Douglas C. Shepard has served as our Executive Vice President and Chief Financial Officer since November 2004. Prior to his appointment as CFO, and since March 1997, Mr. Shepard served as our Vice President of Finance and Controller. Mr. Shepard has been with us since March 1995. Prior to his employment with us, Mr. Shepard worked at a publicly traded restaurant company and Deloitte & Touche, LLP. Mr. Shepard is a certified public accountant in Texas.

Diana Beaufils has served as a Senior Vice President of Store Operations since September 1998, overseeing the management of approximately one-quarter of our stores. From October 1993 to September 1998, Ms. Beaufils held various progressive operations positions culminating in Assistant Vice President with Circuit City Stores, Inc. Prior to October 1993, Ms. Beaufils held several operations positions with Montgomery Ward Holding Corporation.

Shawn M. Dafforn has served as a Senior Vice President of Store Operations since January 2006, overseeing the management of approximately one-quarter of our stores. From September 1998 to January 2006, Ms. Dafforn oversaw the management of our stores in the Houston market, our second largest market, as Assistant Vice President. From joining us in 1990 to September 1998, Ms. Dafforn held various progression operations positions culminating in Territory Director.

Charles M. Kellstadt has served as a Senior Vice President of Store Operations since June 2005, overseeing the management of approximately one-quarter of our stores. From November 2000 to June 2005, Mr. Kellstadt served as a Territory Director, overseeing approximately twenty of our stores. From September 1999 to October 2000, Mr. Kellstadt served as a General Manager with Best Buy. From 1994 to September 1999, Mr. Kellstadt served as District Manager for various districts with Circuit City. Prior to 1994, Mr. Kellstadt held several positions with Montgomery Ward Holding Corporation.

Manuel A. Sarduy has served as a Senior Vice President of Store Operations since July 2005, overseeing the management of approximately one-quarter of our stores. From 2002 to 2005, Mr. Sarduy held several positions with The Home Depot, culminating in Regional Human Resources Director. From 1979 to 2002, Mr. Sarduy held several positions with Sears, Roebuck & Company, culminating in Store Manager.

Daniel C. Walker, III has served as a Senior Vice President of Store Operations since June 2000, overseeing the management of approximately one-quarter of our stores. From July 1998 to June 2000, Mr. Walker served as Vice President of Store Operations, overseeing the corporate office management of field operations. From 1992 to June 2000, Mr. Walker served in progressive operations positions culminating in Division General Operations Manager with Circuit City Stores, Inc.

Robert T. Cox has served as our Vice President of Human Resources since April 2002. From January 1999 through April 2002, Mr. Cox served as the Division Human Resource Manager for The Home Depot in the Phoenix, Arizona and surrounding markets. From December 1987 through December 1998, Mr. Cox held several human resources positions to include Regional Human Resource Manager with Western Auto Supply Co. (a division of Sears, Roebuck & Co.). Mr. Cox has over 20 years of retail experience.

Desmond Chiong became a Director on September 15, 2005. On June 23, 2005, a Hong Kong Court appointed Mr. Chiong as one of two joint and several provisional liquidators of Moulin. Mr. Chiong is an Executive Director of Ferrier Hodgson Limited, a position he has held since 1993. Mr. Chiong has been involved in restructuring a number of listed companies in Hong Kong and has significant knowledge with respect to corporate recovery and reconstruction in the People’s Republic of China.

Roderick J. Sutton became a Director on June 27, 2005. On June 23, 2005, a Hong Kong court appointed Mr. Sutton as one of two joint and several provisional liquidators of Moulin. Mr. Sutton is an Executive Director of Ferrier Hodgson Limited. Mr. Sutton joined Ferrier Hodgson in 1987 and was made a partner in 1997. Mr. Sutton is an experienced advisor to companies in workout situations and to major groups of syndicated lenders and bondholders in complex debt restructuring assignments.

Prescott H. Ashe became a Director on March 1, 2005. Since 2000, Mr. Ashe has been a Managing Director of Golden Gate. Prior to joining Golden Gate, Mr. Ashe was an investment professional at Bain Capital, which he initially joined in 1991. Prior to Bain Capital, Mr. Ashe was a consultant at Bain & Company. Mr. Ashe received his JD from Stanford Law School and his Bachelor of Science in Business Administration from the University of California at Berkeley. Mr. Ashe is currently a director of Leiner Health Products and several private companies.

Jesse T. Rogers became a Director on March 1, 2005. Since 2000, Mr. Rogers has been a Managing Director of Golden Gate. Prior to joining Golden Gate, Mr. Rogers was a partner at Bain & Company for over 10 years, where he served as the West Coast head of the consumer products practice and founded Bain & Company’s worldwide Private Equity Group. Mr. Rogers received his MBA from Harvard Business School and his Bachelor of Arts from Stanford University. Mr. Rogers is currently a director of Herbalife Ltd. and several private companies and previously served as a director of Beringer Wine Estates and Bain & Company.

Committees of the Board of Directors

Our board of directors has standing audit and compensation committees.

Audit committee. Mr. Ashe and Mr. Sutton are members of the audit committee. The principal duties and responsibilities of our audit committee is to:

•	have direct responsibility for the selection, compensation, retention and oversight of the work of our independent auditors;

•	set clear hiring policies for employees or former employees of the independent auditors;

•	review, at least annually, the results and scope of the audit and other services provided by our independent auditors and discuss any audit problems or difficulties and management’s response;

•	review our annual audited financial statement and quarterly financial statements and discuss the statements with management and the independent auditors (including our disclosure in “Management’s discussion and analysis of financial condition and results of operations”);

•	review and evaluate our internal control functions;

•	review our compliance with legal and regulatory independence;

•	review and discuss our earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies;

•	review and discuss our risk assessment and risk management policies;

•	prepare any audit committee report required by applicable laws and regulations; and

•	establish procedures regarding complaints received by us or our employees regarding accounting, accounting controls or accounting matters.

The audit committee is required to report regularly to our board of directors to discuss any issues that arise with respect to the quality or integrity of our financial statements, our compliance with legal or regulatory requirements, the performance and independence of our independent auditors, or the performance of the internal audit function. We do not have an audit committee financial expert, however we feel the committee members’ combined financial and retail industry knowledge is adequate. See “Item 14. Principal Accounting Fees and Services” for discussion of audit committee oversight of independent auditors.

Compensation committee. The members of the compensation committee are Mr. Ashe, Mr. Rogers, Mr. Sutton and Mr. Chiong. The principal duties and responsibilities of our compensation committee is to:

•	review and approve corporate goals and objectives relevant to our Chief Executive Officer’s, or CEO, and other named executive officers’ compensation;

•	evaluate our CEO’s and our other named executive officers’ performance in light of the goals and objectives;

•	either as a committee, or together with the other independent directors, determine and approve the CEO’s and our other named executive officers’ compensation; and

•	make recommendations to our board of directors regarding the salaries, incentive compensation plans and equity-based plans for our employees.

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code of ethics is posted on our corporate website, www.ecca.com.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid during the last three years to our Chief Executive Officer and the four other most highly compensated executive officers serving as executive officers at the end of fiscal 2005 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)(a)	Bonus($)(b)	Other Annual Compensation ($)(c)	Securities Underlying Options(#)	All Other Compensation ($)
David E. McComas	2005	650,000	2,591,645	3,296,559	—	—
Chairman and Chief Executive	2004	600,000	247,885	—	30,000	—
Officer	2003	549,039	144,000	—	—	—
James J. Denny	2005	325,662	533,931	14,161	—	—
President and Chief Operating	2004	206,462	87,070	—	5,000	—
Officer	2003	71,250	40,000	—	25,000	—
Douglas C. Shepard	2005	256,346	473,175	265,072	—	—
Executive Vice President,	2004	173,892	52,925	—	6,000	—
Chief Financial Officer	2003	164,062	24,000	—	—	—
George E. Gebhardt	2005	307,615	536,910	646,359	—	—
Executive Vice President of	2004	298,154	42,870	—	16,000	—
Merchandising and Managed	2003	280,615	60,000	—	—	—
Vision Care
Diana Beaufils	2005	221,993	250,813	377,157	—	—
Senior Vice President of	2004	216,523	70,006	—	5,000	—
Store Operations	2003	210,204	—	—	—	—

(a)	Represents annual salary, including any compensation deferred by the Named Executive Officer pursuant to the Company’s 401(k) defined contribution plan.
(b)	Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year as well as bonus earned by the Named Executive Officer for services rendered in connection with the acquisition.
(c)	Represents compensation received for vested common stock options owned by the Named Executive Officer which were cancelled and converted into a right to receive cash in connection with the acquisition.

Stock Option Grants. The Named Executive Officers have not been granted any options or SARs in fiscal 2005.

Stock Option Exercises and Holdings Table. There are currently no stock options outstanding. The Named Executive Officers have not been granted any SARs.

Director Compensation

We currently do not pay any compensation for service as a member of our board of directors. However, we will reimburse directors for any expenses incurred in rendering services as a member of our board of directors.

Employment Agreements

Mr. McComas received a base salary of $600,000 in fiscal 2004. Mr. McComas received non-qualified options to purchase 220,000 shares of common stock at an exercise price of $5.00 per share on January 8, 2002. These options vested over a 3-year period. Subsequent to the January 8, 2002 issuance, Mr. McComas received additional options to purchase 43,000 shares of common stock that were subject to a four year vesting schedule at an exercise price of $15.13 per share. Both grants were cancelled in connection with the transaction.

Mr. McComas entered into an employment agreement with us, effective March 1, 2005, that provides for his employment for an initial term of five years and thereafter renewing for successive one-year terms unless terminated by either party. Mr. McComas is entitled to a base salary of not less than $650,000 per year over the term of the agreement. Mr. McComas will be eligible to receive an annual performance bonus upon the achievement by us of certain financial targets as determined from year to year by the board of directors. Pursuant to the employment agreement, upon approval of the 2005 Stock Purchase and Option Plan of ECCA Holdings (the “Plan”), Mr. McComas shall be granted a number of options to acquire shares of our Class M Non-Voting Common Stock and shares of our Class A Non-Voting Common Stock equal to 40% of the aggregate number of options of each such class of capital stock available to be granted pursuant to the Plan. Such options shall become exercisable ratably on an annual basis during the five-year period following the grant.

Mr. McComas is entitled to receive severance in the event of termination by us without cause, as defined within the employment agreement, in an amount equal to his base salary for a period of 24 months following such termination. Severance shall be paid over the 24 month period in accordance with the salary payment arrangements in effect at the time of such termination. Mr. McComas’ employment agreement shall automatically terminate (without affecting the right to receive severance) if during the term of employment either (i) an event pursuant to which Moulin acquires all of Golden Gate’s equity in ECCA Holdings occurs, or (ii) a sale of the Company occurs. Mr. McComas shall not accept or pursue any corporate opportunities, as defined within the employment agreement, without the approval of our board of directors. Mr. McComas is also subject to standard restrictive covenants, including non-disclosure of confidential matters, non-competition during the term of his employment and for a period of two years thereafter, and non-solicitation during the term of his employment and for a period of two years thereafter.

Mr. Gebhardt entered into an employment agreement with us, effective January 1, 2003, that provides for his employment for an initial term of three years. Mr. Gebhardt is entitled to a base salary of not less than $288,000 per year over the term of the agreement.

Mr. Denny entered into an employment agreement with us, effective July 13, 2005, that provides for his employment for an initial term of one year. Mr. Denny is entitiled to a base salary of not less than $327,600 per year over the term of the agreement.

Our remaining executive officers have each entered into employment agreements with us that provide for their employment for an initial term of one year and thereafter renewing for consecutive one-year terms unless terminated by either party and provides for a minimum base salary. Each of these officers will be eligible to receive an annual performance bonus upon the achievement by us of certain financial targets as determined from year to year by the board of directors. Each officer is also entitled to receive severance in the event of termination by us without cause, as defined within the employment agreement, in an amount equal to such officer’s base salary for a period of nine months (or, in the case of Mr. Gebhardt and Mr. Denny, 24 months) following such termination. Severance shall be paid over the relevant period in accordance with the salary payment arrangements in effect at the time of such termination. Each officer is also subject to standard restrictive covenants, including non-disclosure of confidential matters, non-competition during the term of his or her employment and for a period of one year following termination for any reason other than termination without cause or our non-renewal of the agreement, and non-solicitation during the term of his or her employment and for a period of two years thereafter.

Merger consideration and management bonuses

In connection with the acquisition, our common stock and all vested options held by our Named Executive Officers were cancelled and converted into a right to receive cash that was based on a purchase price of $19.85 per share of common stock. In addition, certain members of senior management, including the Named Executive Officers, received bonuses for services rendered in connection with the acquisition. David E. McComas received approximately $5.5 million, James J. Denny received approximately $0.3 million, Douglas C. Shepard received approximately $0.6 million, George E. Gebhardt received approximately $1.7 million and Diana Beaufils received approximately $0.5 million for common stock and vested options owned by such Named Executive Officers as well as the management bonus.

Future incentive plans

We expect to adopt a long-term plan to provide incentive compensation for members of our management team. There were no awards under any long term incentive plan during the last fiscal year.

Compensation Committee Interlocks and Insider Participation. During 2005, the Compensation Committee consisted of Messrs. Ashe, Rogers, Sutton and Chiong, none of whom were an officer or employee of the Company. See discussion under “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of the Common Stock as of March 15, 2006 by persons who are beneficial owners of more than 5%

of the Common Stock, by each director, by each executive officer of the Company and by all directors and executive officers as a group, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All shares of the Common Stock are voting stock.

Name of Beneficial Owner(a)	Shares of Common Stock	Percentage of Class
ECCA Holdings Corporation (b),(c ), (d)	10,000	100.0%

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and reflects general voting power and/or investment power with respect to securities.
(b)	The business address for such person(s) is 4/F, Kenning Industrial Building, 19 Wang Hoi Road, Kowloon Bay, Hong Kong.
(c)	Holding corporation ownership held by Offer High Investments, Ltd. (56.5%), Golden Gate Capital (42.5%) and our company’s management (1%).
(d)	Arrangements that could result in a change of control of the registrant are described in Item 13.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholders agreement

As part of the transactions, ECCA Holdings, Ample Faith Investments Limited, a Moulin investment vehicle, and Golden Gate Private Equity, Inc. entered into a stockholders agreement. We refer to Golden Gate Private Equity, Inc. and its affiliates who became owners of equity securities and their permitted transferees collectively as Golden Gate, and together with Moulin as the stockholders. ECCA Holdings is owned by Moulin and Golden Gate. In connection with the acquisition, certain members of senior management made an equity contribution to ECCA Holdings of approximately $1.8 million in the aggregate and became parties to the stockholders agreement. The stockholders agreement contains, among other things, the following provisions.

Board of directors. The stockholders agreement initially sets the size of the board of directors of ECCA Holdings and each of its subsidiaries at five members each. The five members shall consist of three members to be designated by Moulin, one of which shall be David E. McComas for so long as he is the Chief Executive Officer of the Company, and two members to be designated by Golden Gate. Upon the occurrence of specified events, including noncompliance with financial covenants in our new senior credit facility, failure to pay interest or principal under our new senior credit facility, certain supply agreement breaches by Moulin and delivery of a sale notice, the board of directors of ECCA Holdings’ and each subsidiary will be increased to seven members each and Golden Gate will be entitled to designate the two additional directors for each board of directors.

Approval of significant transactions. Moulin and Golden Gate, so long as they remain Major Stockholders, as defined below, possess approval rights over some significant transactions that may be pursued by ECCA Holdings and any subsidiary, including mergers or sales by ECCA Holdings or any subsidiary. “Major Stockholder” is defined as Moulin, Golden Gate and any successor stockholder holding at least 25% of the equity of ECCA Holdings.

Restrictions on transfer. No Stockholder may transfer shares other than in transfers permitted by the stockholders agreement. Any permitted transferees will agree in writing to be bound by the provisions of the stockholders agreement.

Offer rights. Following the five-year anniversary of the consummation of the acquisition, Golden Gate has the right to request that Moulin or ECCA Holdings purchase all of the shares held by Golden Gate for a specified price determined in accordance with the stockholders agreement. If Moulin purchases any of the shares held by Golden Gate pursuant to the offer rights described in this paragraph or pursuant to the put agreement described below, members of management who are parties to the stockholders agreement have the right to require Moulin to purchase their ECCA Holdings preferred stock on generally the same terms as Golden Gate. In the event Moulin or ECCA Holdings fail to purchase all of the shares held by Golden Gate, then Golden Gate has the right to sell all of its shares to a third party or to cause the sale of ECCA Holdings to a third party in accordance with the terms of the stockholders agreement. Additionally, following the six-year anniversary of the consummation of the acquisition, if Golden Gate desires to transfer their shares, Moulin has the option to purchase all or a portion of the shares held by Golden Gate for a price determined by Golden Gate. In the event Moulin fails to purchase all or a part of the shares held by Golden Gate, then Golden Gate has the right to sell all its shares to a third party who is not a competitor at a price not less than that offered to Moulin.

Sale of ECCA Holdings. Pursuant to the stockholders agreement, Golden Gate has the right to compel the sale of all the equity securities of ECCA Holdings without the consent of Moulin if Moulin fails to purchase such securities under the stockholders agreement or put agreement, breaches certain obligations contained in the stockholders agreement or the put agreement, or causes ECCA Holdings to breach certain obligations contained in the stockholders agreement. Each Stockholder will fully cooperate, will be deemed to have consented to and will take all necessary and desirable actions in connection with the consummation of the sale as requested by Golden Gate, in each case subject to certain exceptions.

Participation rights. Pursuant to the stockholders agreement, Golden Gate has specified “tag-along” rights, which enable it to participate in sales by Moulin following the six-year anniversary of the consummation of the acquisition.

Preemptive rights. The stockholders agreement contains customary preemptive rights in favor of the stockholders.

Demand registration. Under the stockholders agreement, (i) all major stockholders may unanimously require and (ii) any major stockholder after the six-month anniversary of the consummation of an initial public offering may require, ECCA Holdings to register any or all of their registrable securities under the Securities Act, at ECCA Holdings’ expense. Each major stockholder is limited to three demand requests for a registration statement on Form S-1, and all major stockholders are limited to six demand requests in total for a registration statement on Form S-1. ECCA Holdings is not required to comply with more than one demand request in any 12 month period. There is no limitation on the number of demand requests for a registration statement on Form S-3.

Piggyback registration rights. The stockholders are entitled to request the inclusion of their securities in any registration statement at ECCA Holdings’ expense whenever it proposes to register any equity securities.

Holdback agreement for demand registrations. Each stockholder, if required by the managing underwriter in an underwritten offering, agrees not to sell or offer for public sale or distribution, any of such stockholder’s capital stock within 30 days prior to or 120 days after, or 180 days after in the case of an initial public offering, the effective date of any registration statement pursuant to which the public offering is made, except as part of such registration.

Supermajority decisions. Approval of 75% of our board of directors (which shall include the approval of at least two Moulin members and two Golden Gate members) is required for certain decisions relating to, among other things, payment of dividends, issuance of securities, mergers or sales, liquidation, acquisitions, amendments to the documents relating to the new senior credit facility or the acquisition, entry into employment agreements that are not in the ordinary course of business, increase in compensation of any officers, executives or directors whose annual compensation exceeds $250,000 per year or our Chief Executive Officer or Chief Financial Officer, hiring of any employee whose annual compensation is expected to exceed $250,000 per year or any chief executive officer or chief financial officer, termination of any employee whose compensation exceeded $250,000 or our Chief Executive Officer or Chief Financial Officer, future creation of debt or liens, capital expenditures exceeding the amount set forth in our annual budget, any change to our fiscal year, any increase in the number of directors, any waiver or settlement of any material litigation or claim, and the approval of our annual budget.

Indemnification. In connection with all registrations pursuant to the stockholders agreement, ECCA Holdings has agreed to indemnify the holders of any registrable securities (as defined in the stockholders agreement) participating in such registrations, the officers and directors of such holders and each person that controls such holder against liabilities relating to the registration, including liabilities under the Securities Act.

Put agreement

Pursuant to a put agreement between Moulin and Golden Gate, at any time after the fourth anniversary of the consummation of the transactions, Golden Gate has the right to cause Moulin and certain of its material subsidiaries (not including us) to use reasonable best efforts to purchase all of the equity securities of ECCA Holdings then held by Golden Gate at a price equal to the original issue price of the equity securities plus a 20% compounded annual return on that amount. In the event that Moulin and its subsidiaries do not purchase all of the equity securities of ECCA Holdings held by Golden Gate, Golden Gate then has the right to cause a sale of ECCA Holdings in accordance with the provisions of the stockholders agreement.

In the event that the proceeds to Golden Gate from a sale of ECCA Holdings under these circumstances (or from any other sale of ECCA Holdings, any sale of any of the equity securities of ECCA Holdings held by Golden Gate or other type of liquidity event described in the put agreement) are not at least equal to the aggregate original issue price of the equity securities of ECCA Holdings acquired by Golden Gate at the time of consummation of the transactions (as reduced by certain dividends and distributions, if any, received by Golden Gate after that date), then Moulin and certain of its material subsidiaries (not including us) will be required to pay to Golden Gate an amount equal to the difference between the amount of proceeds received by Golden Gate and the aggregate original issue price (as so reduced). In the event of a bankruptcy, liquidation, dissolution or winding up of ECCA Holdings or us, Golden Gate will have the right to surrender all of its equity securities of ECCA Holdings to Moulin in exchange for a payment to Golden Gate of the aggregate original issuance price (as so reduced) of those equity securities.

Supply agreement

Upon completion of the acquisition, we became a party to a long-term supply agreement with Moulin pursuant to which Moulin supplies us with ophthalmic frames, reading glasses, sunglasses and other eyewear products and accessories, which we refer to as the products.

The prices for the products purchased from Moulin are based on Moulin’s then-current price list as furnished to us from time to time, and the supply agreement provides that all sales of the products to us will be on terms no less favorable than those offered to any other person, subject to retroactive adjustment and refunds in the event that Moulin offers products to any other person on better price terms or more favorable economic or other material terms. The supply agreement does not include any minimum volume purchase requirements.

The supply agreement further provides that we are entitled to receive rebates based on the volume of payments made to Moulin for the purchase of products. The rebates, which are to be paid twice yearly by Moulin, will range from 5% to 20% of the payments made by us to Moulin for the purchase of products and are based on the aggregate amount of payments made to Moulin during a specified period.

All of our material and strategic purchasing and sourcing decisions under the supply agreement will be made with the approval of Golden Gate. Additionally, in the event of any dispute between us and Moulin relating to any day-to-day purchasing decisions, Golden Gate will direct the actions we take with respect to any such dispute.

In the event of a sale of all of our capital stock or all or substantially all of our assets to a third party, Moulin may terminate the supply agreement, at its option. In addition, the supply agreement terminates on the fifth anniversary of the acquisition, but automatically renews for up to two additional one-year terms, provided that at the fifth and sixth anniversary dates Golden Gate owns at least 15% of the capital stock of ECCA Holdings. On June 23, a Hong Kong court appointed provisional liquidators who have since assumed management of Moulin and we do not expect to purchase any product from Moulin.

Advisory agreements

In connection with the acquisition, we became a party to an advisory agreement with ECCA Holdings and an entity affiliated with Golden Gate, and a separate advisory agreement with ECCA Holdings and Moulin. Pursuant to each advisory agreement, Golden Gate, on the one hand, and Moulin, on the other hand, will be compensated for the financial, investment banking, management advisory and other services performed in connection with the transactions and for future financial, investment banking, management advisory and other services they perform on our behalf. Each advisory agreement has a term of 10 years following the date on which the transactions are consummated, but will terminate on the date on which Golden Gate or Moulin, as the case may be, ceases to be a direct or indirect holder of equity interests of ECCA Holdings.

We prepaid $3.0 million to Golden Gate and $1.5 million to Moulin on the date of the acquisition as compensation for advisory services to be rendered through the three-year period and 18-month period, respectively, immediately following the date of the acquisition. Beginning 18 months after the consummation of the acquisition, we will pay management fees of up to $500,000 per fiscal quarter to Moulin until the aggregate management fees paid to Moulin under its Advisory Agreement, including those paid upon consummation of the acquisition, total $3.0 million, and thereafter we will pay management fees of up to $250,000 per fiscal quarter to each of Golden Gate and Moulin, subject to restrictions in (i) our new senior credit facility and (ii) the indenture governing the notes. We have also agreed to reimburse each of Golden Gate and Moulin up to $125,000 annually for their out-of-pocket fees and expenses, including legal and accounting fees, incurred in connection with the provision of services to us, their ownership of equity securities of ECCA Holdings or the exercise of rights under the various agreements entered in connection with the acquisition. In addition, we have agreed to pay certain additional transaction fees to each of them in the event we, ECCA Holdings or any of our subsidiaries completes any acquisition (whether by merger, consolidation, purchase of stock or assets or otherwise), debt or equity financing, sale of all or substantially all of our assets, change of control transaction or other similar transaction in an amount equal to 0.5% of the value of each such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ernst & Young LLP acts as the principal auditor for the Company and also provides certain audit-related, tax and other services. Before Ernst & Young and all other outside accounting firms are engaged to render audit or non-audit services to the Company, the engagement is approved by the Audit Committee. The fees for the services provided by Ernst & Young to the Company were all preapproved in 2005 and 2004 were as follows:

•	Audit Fees were $561,600 and $503,750 for 2005 and 2004, respectively. Included in this category are fees for the annual financial statement audit, quarterly financial statement reviews, and several audits related to the 3/1/05 transaction.

•	Audit-Related Fees were $560,328 and $104,350 for 2005 and 2004, respectively. The fees, which are for assurance and related services other than those included in Audit Fees, include charges for audits of employee benefit plans, due diligence and assurance services related to the 3/1/05 transaction.

•	Tax Fees were $6,668 and $227,550 for 2005 and 2004, respectively. These fees include charges for consulting regarding our 2004 attempted IPO, tax return preparation and various federal and state tax research projects.

There were no other fees paid during either 2005 or 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

Page of 10-K
1.	FINANCIAL STATEMENTS

	Report of Registered Public Accounting Firm		F-2

	Consolidated Balance Sheets at January 1, 2005 and December 31, 2005		F-3

	Consolidated Statements of Operations for the Years Ended December 27,2003 and January 1, 2005, for the Fifty-Nine Day Period Ended March 1, 2005 and and for the Three Hundred Five Day Period Ended December 31, 2005		F-4

	Consolidated Statements of Shareholders’ Equity (Deficit) as of December 28, 2002, December 27, 2003, January 1, 2005, March 1, 2005 and December 31, 2005		F-5

	Consolidated Statements of Cash Flows for the Years Ended December 27,2003 and January 1, 2005, for the Fifty-Nine Day Period Ended March 1, 2005 and and for the Three Hundred Five Day Period Ended December 31, 2005		F-6

	Notes to the Consolidated Financial Statements		F-7

2.	FINANCIAL STATEMENT SCHEDULES

	Schedule II – Consolidated Valuation and Qualifying Accounts – For the Years Ended December 27, 2003, January 1, 2005 and December 31, 2005		F-40

3.	EXHIBITS

	2.1	Agreement and Plan of Merger dated as of December 2, 2004 among ECCA Holdings Corporation, LFS-merger Sub, Inc., Eye Care Centers of America, Inc. and Thomas H. Lee Equity Fund IV, L.P. (in its capacity as the representative of the shareholders defined therein.) (i)
	3.1	Restated Articles of Incorporation of Eye Care Centers of America Inc. (a)
	3.2	Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)
	3.3	Certificate of Incorporation of ECCA Enterprises, Inc. (j)
	3.4	By-laws of ECCA Enterprises, Inc. (j)
	3.5	Certificate of Incorporation of Eye Care Holdings, Inc. (j)
	3.6	By-laws of Eye Care Holdings, Inc. (j)
	3.7	Articles of Incorporation of Enclave Advancement Group, Inc. (j)

3.8	By-laws of Enclave Advancement Group, Inc. (j)

3.9	Articles of Incorporation of ECCA Managed Vision Care, Inc. (j)

3.10	By-laws of ECCA Managed Vision Care, Inc. (j)

3.11	Articles of Incorporation of Visionworks Holdings, Inc. (j)

3.12	By-laws of Visionworks Holdings, Inc. (j)

3.13	Certificate of Incorporation of ECCA Management Investments, Inc. (j)

3.14	By-laws of ECCA Management Investments, Inc. (j)

3.15	Certificate of Incorporation of ECCA Management, Inc. (j)

3.16	By-laws of ECCA Management, Inc. (j)

3.17	Certificate of Incorporation of EyeMasters of Texas Investments, Inc. (j)

3.18	By-laws of EyeMasters of Texas Investments, Inc. (j)

3.19	Certificate of Incorporation of EyeMasters of Texas Management, Inc. (j)

3.20	By-laws of EyeMasters of Texas Management, Inc. (j)

3.21	Certificate of Incorporation of Stein Optical, Inc. (j)

3.22	By-laws of Stein Optical, Inc. (j)

3.23	Certificate of Incorporation of Vision World, Inc. (j)

3.24	By-laws of Vision World, Inc. (j)

3.25	Certificate of Incorporation of Eye DRx Retail Management, Inc. (j)

3.26	By-laws of Eye DRx Retail Management, Inc. (j)

3.27	Articles of Incorporation of Metropolitan Vision Services, Inc. (j)

3.28	Amended and Restated By-laws of Metropolitan Vision Services, Inc. (j)

3.29	Articles of Incorporation of Hour Eyes, Inc. (j)

3.30	Amended and Restated By-laws of Hour Eyes, Inc. (j)

3.31	Articles of Incorporation of Visionworks, Inc. (j)

3.32	By-laws of Visionworks, Inc. (j)

3.33	Agreement of Limited Partnership of ECCA Management Services, Ltd. (j)

3.34	Agreement of Limited Partnership of EyeMasters of Texas, Ltd. (j)

3.35	Certificate of Incorporation of Visionary Retail Management, Inc. (j)

3.36	By-laws of Visionary Retail Management, Inc. (j)

3.37	Certificate of Incorporation of Visionary Properties, Inc. (j)

3.38	By-laws of Visionary Properties, Inc. (j)

3.39	Certificate of Incorporation of EyeMasters, Inc. (j)

3.40	By-laws of EyeMasters, Inc. (j)

3.41	Certificate of Incorporation of ECCA Distribution Investments, Inc. (j)

3.42	By-laws of ECCA Distribution Investments, Inc. (j)

3.43	Certificate of Incorporation of ECCA Distribution Management, Inc. (j)

3.44	By-laws of ECCA Distribution Management, Inc. (j)

3.45	Certificate of Incorporation of Visionary Lab Investments, Inc. (j)

3.46	By-laws of Visionary Lab Investments, Inc. (j)

3.47	Certificate of Incorporation of Visionary Lab Management, Inc. (j)

3.48	By-laws of Visionary Lab Management, Inc. (j)

3.49	Agreement of Limited Partnership of ECCA Distribution Services, LTD. (a)

3.50	Agreement of Limited Partnership of Visionary Lab Services, LTD. (a)

4.1	Indenture dated as of February 4, 2005 among LFS-Merger Sub, Inc. and The Bank of New York as trustee, related to the issue of the 10 3/4% Senior Subordinated Notes due 2015. New York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008.(j)

4.2	Supplemental Indenture dated as of March 1, 2005 among LFS-Merger Sub, Inc., Eye Care Centers of America, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as trustee, related to the issue of the 10 3/4% Senior Subordinated Notes due 2015. (j)

4.3	Form of 10 3/4% Senior Subordinated Note due 2015 (included in Exhibit 4.1). (j)

4.4	Registration Rights Agreement dated as of March 1, 2005 among Eye Care Centers of America, Inc., the Subsidiary Guarantors lsited therein, J.P. Morgan Securities, Inc., Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (j)

5.1	Opinion of Shearman & Sterling LLP regarding legality. (j)

10.1	Purchase Agreement dated as of January 28, 2005 among LFS-Merger Sub, Inc., J.P. Morgan Securities, Inc., Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, and entered into as of March 1, 2005 by Eye Care Centers of America, Inc. and the Subsidiary Guarantors listed therein. (j)

10.2	Escrow and Security Agreement dated as of February 4, 2005 among LFS-Merger Sub, Inc. The Bank of New York, as trustee under the Indenture (as described in Exhibit 4.1 above), the Bank of New York, as securities intermediary and escrow agent, J.P. Morgan Securities, Inc., Banc of America Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (j)

10.3

Credit Agreement dated as of March 1, 2005 among LFS-Merger Sub, Inc., ECCA Holdings Corporation, the lending institutions named therein, Bank of America, N.A. and Merrill Lynch Capital Corporation as co-syndication agents, and JP Morgan Chase Bank, N.A. as administrative agent. (j)

10.4	Guarantee and Collateral Agreement dated as of March 1, 2005 among ECCA Holdings Corporation, LFS-Merger Sub, Inc., the lenders named therein, and JP Morgan Chase Bank, N.A., as adminstrative agent. (j)

10.5	Acknowledgment by Eye Care Centers of America, Inc. dated as of March 1, 2005. (j)

10.6	Advisory Agreement dated as of February 1, 2005 among ECCA Holdings Corporation, LFS-Merger Sub, Inc. and Moulin International Holdings Limited. (j)

10.7	Advisory Agreement dated as of February 1, 2005 among ECCA Holdings Corporation, LFS-Merger Sub, Inc. and GGC Administration, LLC. (j)

10.8	Amended and Restated Supply Agreement dated as of January 28, 2005 among LFS-Merger Sub, Inc., Moulin International Holdings Limited, and, for certain limited purposes, Golden Gate Private Equity, Inc. (j)

10.9	Amended and Restated Stockholders Agreement dated as of February 2, 2005 among ECCA Holdings Corporation, Ample Faith Investments, Ltd., Golden Gate Private Equity, Inc. and, for certain limited purposes, Moulin International Holdings Limited and ECCA Holdings (Cayman) Ltd. (j)

10.10	Put Agreement dated as of December 2, 2004 among Moulin International Holdings Limited and Golden Gate Private Equity, Inc. (j)

10.11	Fiscal 2004 Incentive Plan for Key Management. (h)

10.12	Employment Agreement dated January 1, 2003 between Eye Care Centers of America, Inc. and George Gebhardt. (d)

10.13	Employment Agreement dated April 15, 2002 between Eye Care Centers of America, Inc. and Robert Cox. (d)

10.14	Employment Agreement dated September 7, 1998 between Eye Care Centers of America, Inc. and Diana Beaufils. (h)

10.15	Employment Agreement dated July 29, 1998 between Eye Care Centers of America, Inc. and Dan Walker. (h)

10.16	Employment Agreement dated March 1, 2005, between Eye Care Centers of America, Inc. David E. McComas. (j)

10.17	Employment Agreement dated August 11, 2003 between Eye Care Centers of America, Inc. and James J. Denny. (t)

10.18	Employment Agreement dated January 1, 1998 between Eye Care Centers of America, Inc. and Douglas C. Shepard. (j)

10.19	Commercial Lease Agreement dated August 19, 1997 by and between John D. Byram, Dallas Mini #262, Ltd. and Dallas Mini #343, Ltd. and Eye Care Centers of America, Inc. (a)

10.20	Lease Agreement, dated February 27, 1997, by and between SCI Development Services Incorporated and Eye Care Centers of America, Inc. (a)

10.21	Amendment to Lease Agreement, dated June 1, 2003, by and between Prologis North American Properties, L.P. (successor in interest to SCI Development Services Incorporated) and Eye Care Centers of America, Inc. (j)

10.22	Retail Business Management Agreement, dated September 30, 1997, by and between Dr. Samit’s Hour Eyes Optometrist, P.C., a Virginia professional corporation, and Visionary Retail Management, Inc., a Delaware corporation. (j)

10.23	Amendment No. 1 to the Retail Business Management Agreement dated June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C., and Visionary Retail Management, Inc. (c)

10.24	Professional Business Management Agreement dated September 30, 1997, by and between Dr. Samit’s Hour Eyes Optometrists, P.C., a Virginia professional corporation, and Visionary MSO, Inc., a Delaware corporation.(j)

10.25	Amendment No. 1 to the Professional Business Management Agreement, dated June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C., and Visionary MSO, Inc. (c)

10.26	Retail Business Management Agreement, dated October 1, 1998, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. (j)

10.27	Amendment to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (c)

10.28	Amendment to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated August 31, 2000. (c)

10.29	Professional Business Management Agreement, dated October 1, 1998, by and between Visionary MSO, Inc., a Delaware Corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. (j)

10.30	Amendment to Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (c)

10.31	Amendment Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated August 1, 2000. (c)

10.32	Professional Business Management Agreement dated June 19, 2000, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Tom Sowash, O.D. and Associates, LLC, a Colorado limited liability company. (b)

10.33	Business Management Agreement by and between Vision Twenty-One, Inc. and Charles M. Cummins, O.D. and Elliot L. Shack, O.D., P.A. dated January 1, 1998. (d)

10.34	Amendment No. 1 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A., and Eye Drx Retail Management, Inc. dated August 31, 1999. (d)

10.35	Amendment No. 2 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated February 29, 2000. (c)

10.36	Amendment No. 3 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated May 1, 2000. (c)

10.37	Amendment No. 4 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated February 1, 2001. (c)

10.38	Amendment No. 5 to Business Management Agreement by and between Charles M. Cummins, O.D. P.A. and Eye Drx Retail Management, Inc. dated February 28, 2002. (d)

10.39	Amendment No. 6 to Business Management Agreement by and between Charles M. Cummins O.D., P.A and Eye Drx Retail Management, Inc. dated February 28, 2003. (d)

10.40	Professional Business Management Agreement dated May 12, 2003, by and between EyeMasters, Inc., a Delaware corporation, and Michael J. Martin O.D. and Associates, P.C., P.C., a Georgia professional corporation. (f)

10.41	Professional Business Management Agreement dated August 3, 2003, by and between EyeMasters, Inc., a Delaware corporation, and Jason Wonch O.D. and Associates, A P.C., a Louisiana professional optometry corporation. (g)

10.42	Professional Business Management Agreement dated May 31, 2004, by and between EyeMasters, Inc., a Delaware corporation and Tom Sowash O.D. & Associates, P.C., an Arizona professional optometry corporation. (j)

10.43	Option Agreement, dated September 30, 1997, by and between Daniel Poth, O.D., and Eye Care Holdings, Inc., a Delaware corporation. (j)

10.44	Amendment to the Option Agreement, dated April 18, 2005, by and between Daniel Poth, O.D. and Eye Care Holdings, Inc., a Delaware corporation. (j)

10.45	Amended and Restated Professional Business Management Agreement dated October 2, 2005 by and between Visionary Retail Management, Inc., a Delaware corporation as successor by merger to Visionary MOS, Inc., and Hour Eyes Doctors of Optometry, P.C., a Virginia Professional corporation formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C. (k)

10.46	Amended and Restated Retail Business Management Agreement dated October 2, 2005 by and between Visionary Retail Management, Inc., a Delaware corporation as successor by merger to Visionary MOS, Inc., and Hour Eyes Doctors of Optometry, P.C., a Virginia Professional corporation formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C. (k)

10.47	Fiscal 2005 Incentive Plan for Key Management (l)

12.1	Statement re Computation of Ratios (l)

14.1	Business Conduct and Ethics Policy. (l)

14.2	Ethics for Financial Management. (d)

21.1	List of subsidiaries of Eye Care Centers of America, Inc. (l)

24.1	Powers of Attorney (contained on the signature pages of this report). (l)

31.1	Certification of Chief Executive Officer (l)

31.2	Certification of Chief Financial Officer (l)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (l)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (l)

(a)	Previously provided with, and incorporated by reference from, the Registration Statement on Form S-4 (File No. 333 – 56551), as filed with the SEC on June 10, 1998.
(b)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended July 1, 2000.
(c)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10- K for the year ended December 30, 2000.
(d)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10-K for the year ended December 28, 2002.
(e)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended March 29, 2003.
(f)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended June 28, 2003.
(g)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
(h)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10-K for the year ended December 27, 2003.
(i)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on December 3, 2004.
(j)	Previously provided with, and incorporated by reference from, the Registration Statement on Form S-4 (File No. 333 – 56551), as filed with the SEC on May 3, 2005.
(k)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended October 1, 2005.
(l)	Filed herewith.

The Company filed no current reports on Form 8-K with the Securities and Exchange Commission during the thirteen weeks ended December 31, 2005.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to security holders of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on March 27, 2006.

EYE CARE CENTERS OF AMERICA, INC.

By:	/S/ DAVID E. MCCOMAS
David E. McComas Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date
/S/ David E. McComas David E. McComas	Chief Executive Officer and Chairman (Principal Executive Officer)	March 27, 2006

/S/ Douglas C. Shepard Douglas C. Shepard	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2006

/S/ Desmond Chiong Desmond Chiong	Director	March 27, 2006

/S/ Roderick J. Sutton Roderick J. Sutton	Director	March 27, 2006

/S/ Prescott H. Ashe Prescott H. Ashe	Director	March 27, 2006

/S/ Jesse T. Rogers Jesse T. Rogers	Director	March 27, 2006

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Eye Care Centers of America, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at January 1, 2005 and December 31, 2005	F-3

Consolidated Statements of Operations for the Years Ended December 27, 2003 and January 1, 2005, for the Fifty-Nine Day Period Ended March 1, 2005 and for the Three Hundred Five Day Period Ended December 31, 2005	F-4

Consolidated Statements of Shareholders’ Equity/(Deficit) as of December 28, 2002, December 27, 2003, January 1, 2005, March 1, 2005 and December 31, 2005	F-5

Consolidated Statements of Cash Flows for the Years Ended December 27, 2003 and January 1, 2005, for the Fifty-Nine Day Period Ended March 1, 2005 and for the Three Hundred Five Day Period Ended December 31, 2005	F-6

Notes to the Consolidated Financial Statements	F-7

Schedule II – Consolidated Valuation and Qualifying Accounts – For the Years Ended December 27, 2003, January 1, 2005 and December 31, 2005	F-40

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Eye Care Centers of America, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Eye Care Centers of America, Inc. and subsidiaries as of December 31, 2005 and January 1, 2005 and the consolidated statements of operations, shareholder’s equity, and cash flows for the three hundred and five day period ended December 31, 2005, the fifty-nine day period ended March 1, 2005 and the fiscal years ended January 1, 2005 and December 27, 2003. Our audit also includes the attached financial statement schedule listed in the index to the consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Care Centers of America, Inc. and subsidiaries at December 31, 2005 and January 1, 2005, and the consolidated results of operations and cash flows for the three hundred and five day period ended December 31, 2005, the fifty-nine day period ended March 1, 2005 and the fiscal years ended January 1, 2005 and December 27, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

March 10, 2006	Ernst & Young LLP
San Antonio, Texas

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands unless indicated otherwise)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Note 1.

	Predecessor January 1, 2005	Company December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,098	$17,782
Accounts receivable, less allowance for doubtful accounts of $3,189 in fiscal 2004 and $2,701 in fiscal 2005	10,455	10,444
Inventory, less reserves of $708 in fiscal 2004 and $1,267 in fiscal 2005	28,558	30,642
Deferred income taxes, net	2,313	116
Prepaid expenses and other	7,552	10,158

Total current assets	51,976	69,142
Property and equipment, net of accumulated depreciation and amortization of $157,159 in fiscal 2004 and $13,681 in fiscal 2005	46,440	50,525
Goodwill	107,423	368,500
Other assets	5,945	25,424
Deferred income taxes, net	13,765	16,271

Total assets	$225,549	$529,862

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$21,991	$19,635
Current portion of long-term debt	19,628	1,654
Deferred revenue	5,198	3,900
Accrued payroll expense	5,874	8,605
Accrued interest	1,914	7,934
Other accrued expenses	8,422	9,786

Total current liabilities	63,027	51,514
Long-term debt, less current maturities	204,285	314,243
Deferred rent	4,614	1,698
Deferred gain	1,296	—

Total liabilities	273,222	367,455

Commitments and contingencies
Shareholders’ equity/(deficit):
Common stock, par value $.01 per share; 20,000,000 shares authorized, 7,397,689 shares issued and outstanding in fiscal 2004, 10,000 shares authorized, issued and outstanding in fiscal 2005	74	—
Preferred stock, par value $.01 per share, 300,000 shares authorized, issued and outstanding in fiscal 2004	70,825	—
Additional paid-in capital	18,713	158,447
Retained earnings (deficit)	(137,285)	3,960

Total shareholders’ equity/(deficit)	(47,673)	162,407

	$225,549	$529,862

The accompanying notes are an integral part of these consolidated financial statements.

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands unless indicated otherwise)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Note 1.

	Predecessor			Company
	Fiscal Year Ended		Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005
	December 27, 2003	January 1, 2005
NET REVENUES:
Optical sales	$366,531	$396,092	$74,839	$328,018
Management fee	3,321	3,376	560	2,829

Total net revenues	369,852	399,468	75,399	330,847

OPERATING COSTS AND EXPENSES:
Cost of goods sold	114,578	125,489	22,648	98,052
Selling, general and administrative expenses	218,702	231,615	42,226	197,271
Transaction expenses	—	—	15,642	—
Amortization of intangibles	165	—	—	—

Total operating costs and expenses	333,445	357,104	80,516	295,323

INCOME (LOSS) FROM OPERATIONS	36,407	42,364	(5,117)	35,524

INTEREST EXPENSE, NET	20,200	20,216	3,433	25,536

INCOME (LOSS) BEFORE INCOME TAXES	16,207	22,148	(8,550)	9,988

INCOME TAX EXPENSE (BENEFIT)	(9,600)	5,302	(1,676)	5,918

NET INCOME (LOSS)	25,807	16,846	(6,874)	4,070

LESS PREFERRED STOCK DIVIDENDS	7,466	8,656	1,493	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$18,341	$8,190	$(8,367)	$4,070

The accompanying notes are an integral part of these consolidated financial statements.

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollar amounts in thousands unless indicated otherwise)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Note 1.

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
Predecessor	Shares	Amount
Balance at December 28, 2002	7,397,689	$74	$36,040	$54,703	$(179,938)	$(89,121)
Dividends accrued on preferred stock	—	—	(7,466)	7,466	—	—
Interest receivable on loan to shareholder	—	—	(90)	—	—	(90)
Distribution to affiliated OD	—	—	(225)	—	—	(225)
Net income	—	—	—	—	25,807	25,807

Balance at December 27, 2003	7,397,689	74	28,259	62,169	(154,131)	(63,629)

Dividends accrued on preferred stock	—	—	(8,656)	8,656	—	—
Interest receivable on loan to shareholder	—	—	(90)	—	—	(90)
Distribution to affiliated OD	—	—	(800)	—	—	(800)
Net income	—	—	—	—	16,846	16,846

Balance at January 1, 2005	7,397,689	74	18,713	70,825	(137,285)	(47,673)

Dividends accrued on preferred stock	—	—	(1,493)	1,493	—	—
Interest receivable on loan to shareholder	—	—	(55)	—	—	(55)
Loan to shareholder repayment	—	—	1,668	—	—	1,668
Repurchase of preferred stock and cumulative dividend payment	—	—	—	(72,318)	—	(72,318)
Repurchase of common stock and conversion of options as a part of the transaction	(7,397,689)	(74)	(168,116)	—	—	(168,190)
Common stock issued as a part of the transaction	10,000	—	172,717	—	—	172,717
Excess of purchase price over equity investment	—	—	288,436	—	—	288,436
Tax benefit of options exercised	—	—	4,931	—	—	4,931
Transaction fees	—	—	(14,195)	—	—	(14,195)
Elimination of retained deficit	—	—	(144,159)	—	144,159	—
Net loss	—	—	—	—	(6,874)	(6,874)

Balance at March 1, 2005	10,000	—	158,447	—	—	158,447

Company
Dividend to parent	—	—	—	—	(110)	(110)
Net income	—	—	—	—	4,070	4,070

Balance at December 31, 2005	10,000	$—	$158,447	$—	$3,960	$162,407

The accompanying notes are an integral part of these consolidated financial statements.

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands unless indicated otherwise)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Note 1.

	Predecessor			Company
	Fiscal Year Ended		Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005
	December 27, 2003	January 1, 2005
Cash flows from operating activities:
Net income (loss)	$25,807	$16,846	$(6,874)	$4,070
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	16,653	15,907	2,683	13,812
Amortization of intangibles	165	—	—	—
Amortization of debt issue costs	2,007	2,628	309	2,106
Deferrals and other	(635)	(879)	6	329
(Gain)/loss on disposition of property and equipment	—	—	(1)	405
Benefit (provision) for deferred taxes	(14,015)	(2,063)	(1,718)	4,390
Goodwill adjustment			—	1,606
Deferred financing costs write-off	—	—	3,534	—
Changes in operating assets and liabilities:
Accounts and notes receivable	877	572	(8,566)	8,529
Inventory	(1,060)	(3,438)	425	(2,509)
Prepaid expenses and other	(1,143)	(3,855)	(2,118)	842
Deposits and other	(646)	(763)	2,641	725
Accounts payable and accrued liabilities	(598)	(134)	11,389	(1,484)

Net cash provided by operating activities	27,412	24,821	1,710	32,821

Cash flows from investing activities:
Acquisition of property and equipment, (net of proceeds)	(10,971)	(10,639)	(1,850)	(11,619)

Net cash used in investing activities	(10,971)	(10,639)	(1,850)	(11,619)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	314,712	—
Common stock sale, net	—	—	158,521	—
Retirement of treasury stock	—	—	1,668	—
Distribution to affiliated OD and other	(225)	68	—	—
Dividend to parent	—	—	—	(110)
Payments for refinancing fees	—	—	(16,925)	(879)
Purchase and retirement of preferred stock	—	—	(72,318)	—
Common stock buyback	—	—	(168,116)	—
Payments on debt and capital leases	(15,857)	(14,961)	(213,872)	(9,059)

Net cash provided by (used in) financing activities	(16,082)	(14,893)	3,670	(10,048)

Net (decrease) increase in cash and cash equivalents	359	(711)	3,530	11,154
Cash and cash equivalents at beginning of period	3,450	3,809	3,098	6,628

Cash and cash equivalents at end of period	$3,809	$3,098	$6,628	$17,782

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$17,232	$19,216	$618	$21,801
Taxes	4,294	6,258	—	1,698
Noncash investing and financing activities:
Dividends accrued on preferred stock	7,466	8,656	1,493	—

The accompanying notes are an integral part of these consolidated financial statements.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

1. Description of business and organization

Description of business

Eye Care Centers of America, Inc. (the “Company”, “us”, “we” and “our”) operates optical retail stores that sell prescription eyewear, contact lenses, sunglasses and ancillary optical products, and feature on-site laboratories. Our operations are located in 36 states, primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States.

On December 2, 2004, we entered into a definitive merger agreement pursuant to which Thomas H. Lee Partners agreed to sell all of its equity interests in us to ECCA Holdings Corporation (“ECCA Holdings”), a company controlled by Moulin Global Eyecare Holdings Limited, which we refer to as Moulin, and Golden Gate Capital, which we refer to as Golden Gate (the “Acquisition”) for a purchase price of $450.0 million. Upon consummation of the agreement on March 1, 2005, we became a wholly owned subsidiary of ECCA Holdings, which was in turn is owned 56.5% by Offer High Investments, Ltd., 42.5% by Golden Gate and 1% by our management. In connection with the Acquisition, we issued $152 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due February 15, 2015, which we refer to as the Initial Notes, and entered into a $190 million senior credit facility, which we refer to as the New Credit Facility. The net proceeds from the Initial Notes together with borrowings under the New Credit Facility and a $172.7 million equity contribution from Moulin and Golden Gate were used to finance the Acquisition, including the permanent repayment of our old credit facility and the retirement of our 9 1/8% Senior Subordinated Notes due 2008 and our Floating Interest Rate Subordinated Term Securities due 2008, which together we refer to as the Retired Notes. We also entered into a long-term supply agreement with Moulin. All of these transactions together are collectively referred to as (“the transactions”); prior to the transactions the company is referred to as the “Predecessor” and subsequent to the transactions the company is referred to as the “Company”. The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities.

As a result of the Acquisition, we incurred approximately $15.6 million of non-recurring expenses. These expenses consisted of professional fees incurred by the selling shareholders, premium paid to retire the Retired Notes and the write off of previously capitalized loan fees related to the Retired Notes and old credit facility.

The Acquisition was accounted for using the push-down method of accounting. Accordingly, a portion of the purchase price was preliminary allocated to the identifiable

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

net assets acquired based on their estimated fair values with the balance of the purchase price, $368.5 million, included in goodwill. We expect $54.2 million of this goodwill will be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at date of acquisition on March 1, 2005. We obtained third-party valuations of certain intangible assets and property and equipment:

Current Assets	$66,007
Property and equipment	53,128
Goodwill	368,500
Trademark asset	7,261
Other assets	21,855
Deferred taxes	19,214

Total assets acquired	535,995
Current liabilities	72,356
Long-term debt	191,401

Total liabilities assumed	263,757
Net assets acquired	272,238

Transaction expenses	(43,492)

Purchase price	$228,746

2. Summary of significant accounting policies

Basis of presentation

The financial statements include the accounts of the Company, its wholly owned subsidiaries and certain private optometrists with practices managed under long-term practice management agreements by subsidiaries of the Company (the “ODs”). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period statements to conform to the current period presentation.

Use of estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions. These estimates and assumptions affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Reporting periods

We use a 52/53-week reporting format. Fiscal year 2003 ended December 27, 2003 (“Fiscal 2003”) and fiscal year 2004 ended January 1, 2005 (“Fiscal 2004”) and consisted of 52 weeks and 53 weeks, respectively. Fiscal year 2005 ended December 31, 2005 (“Fiscal 2005”) and consisted of 52 weeks, which has been divided into the 59 day period ended March 1, 2005 of the Predecessor and the 305 day period ended December 31, 2005 of the Company.

Cash and cash equivalents

We consider investments with a maturity of three months or less when purchased to be cash equivalents for purposes of disclosure in the consolidated balance sheets and consolidated statements of cash flows. The majority of payments due from banks for third-party credit cards and debit cards process within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday. All credit card and debit card transactions that process in less than seven days are classified as cash and cash equivalents. Cash equivalents are stated at cost, which approximates market value.

Accounts receivable

Accounts receivable are primarily from third-party payors related to the sale of eyewear and include receivables from insurance reimbursements, management fees, merchandise, rent and license fee receivables. Accounts receivable are stated at carrying value which approximates fair value. Our allowance for doubtful accounts requires significant estimation and primarily relate to amounts owed to us by third-party insurance payors. This estimate is based on the historical ratio of collections to billings. Management writes off receivable balances when they are deemed uncollectible. Our allowance for doubtful accounts was $3.2 million at January 1, 2005 and $2.7 million at December 31, 2005.

Inventory

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted-average method, which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by management to be unsaleable as well as an estimate of shrinkage. Our inventory reserve was $0.7 million at January 1, 2005 and $1.3 million at December 31, 2005.

We use several vendors to supply our lens and frame inventory. In Fiscal 2004, two vendors supplied approximately 65% of our lens inventory and four vendors collectively supplied approximately 67% of our frame inventory. In Fiscal 2005, two vendors

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

supplied approximately 62% of our lens inventory and four vendors collectively supplied approximately 65% of our frame inventory. While such vendors supplied a significant share of the inventory we use, lenses and frames are a generic product and can be purchased from a number of other vendors on comparable terms. Therefore we do not believe that we are dependent on such vendors or any other single vendor for lenses or frames and that our relationships with our existing vendors are satisfactory and that significant disruption in the delivery of merchandise from one or more of our current principal vendors would not have a material adverse effect on our operations because multiple vendors exist for all of our products.

Property and equipment

Property and equipment is recorded at cost. For property and equipment acquired through the Acquisition, balances were adjusted to reflect their fair market value, as determined by an independent appraiser. For financial statement purposes, depreciation of building, furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line method over the shorter of the life of the lease or the estimated useful lives of the assets. Depreciation of capital leased assets is included in depreciation expense and is calculated using the straight-line method over the term of the lease.

Estimated useful lives are as follows:

Building	20 years
Furniture and equipment	3 to 10 years
Leasehold improvements	5 to 10 years

Maintenance and repair costs are charged to expense as incurred. Expenditures for significant betterments are capitalized.

Goodwill

Goodwill is the amount of excess purchase price over the fair market value of acquired net assets and identified intangibles. We have defined our reporting unit as the consolidated Company and performed our annual assessment of goodwill on a consolidated basis as of December 31, 2005, and based upon our analysis, we believe that no impairment of goodwill exists. There have been no indicators of impairment since this assessment.

Other assets

Other assets consist of deferred debt financing costs, trade names, deposits and a note receivable. The deferred debt financing costs are amortized into expense over the life of the associated debt using the effective interest method. The note receivable was paid in connection with the Acquisition. The trade names have indefinite lives and thus are not being amortized.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	January 1, 2005	December 31, 2005
Deferred financing costs, net	$3,836	$16,442
Trade names	—	7,261
Deposits and other	1,374	1,721
Note receivable	735	—

	$5,945	$25,424

Long-lived assets

Long-lived assets consist primarily of store furnishings and lab equipment. Long-lived assets to be held and used and long-lived assets to be disposed of by sale are reviewed periodically for indicators of impairment. We believe that no impairment of long-lived assets exists.

Deferred revenue—replacement certificates and warranty contracts

At the time of a frame sale, some customers purchase a warranty contract covering eyewear defects or damage during the 12-month period subsequent to the date of the sale. Revenue relating to these contracts is deferred and classified as deferred revenue on the accompanying balance sheet. Such revenue is recognized over the life of the warranty contract (one year) based on our experience of the cost to fulfill the warranty obligation. Costs incurred to fulfill the warranty are expensed when incurred.

Income taxes

We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue recognition

We recognize sales and related costs upon the sale of products at company-owned retail locations. Licensing fees collected from independent optometrists for using our trade name “Master Eye Associates,” insurance premiums and management fees are recognized when earned. Historically, our highest sales occur in the first and third quarters.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Cost of goods sold

Cost of goods sold includes the cost of the actual product, buying, warehousing, distribution, shipping, handling, lab, and delivery costs.

Selling, general and administrative costs

Selling, general and administrative expenses consist of all retail and doctor payroll related expenses, advertising, occupancy, depreciation and miscellaneous store expenses not related to costs of goods sold.

Advertising costs

Our advertising costs include costs related to broadcast and print media advertising expenses. We expense production costs and media advertising costs when incurred. For Fiscal years ended 2003 and 2004, for the fifty-nine day period ended March 1, 2005 and for the three hundred five day period ended December 31, 2005, advertising costs amounted to approximately $31,587, $33,651, $7,405 and $26,999, respectively.

Interest expense, net

Interest expense, net, consists of the following:

	Predecessor			Company
	Fiscal Year Ended		Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005
	December 27, 2003	January 1, 2005
Interest expense	$20,518	$20,572	$3,527	$26,058
Interest income	(164)	(274)	(87)	(452)
Interest capitalized	(154)	(82)	(7)	(70)

Interest expense, net	$20,200	$20,216	$3,433	$25,536

Stock Based Compensation

We account for stock based compensation in accordance with APB 25. As all options are granted at fair market value, no compensation expense was recorded for options granted in Fiscal years 2003 and 2004. The pro forma calculations include only the effects of 2002, 2003 and 2004 grants as all grants previous to 2002 were exercised or cancelled. As such the impacts are not necessarily indicative of the effects on reported net income of future years. No options were outstanding during the three hundred five day period ended

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

December 31, 2005 as all options were cancelled in connection with the Acquisition. Our pro forma net income for Fiscal years 2003, 2004, and for the fifty-nine day period ended March 1, 2005 is as follows:

	Predecessor
	Fiscal Year Ended		Fifty-Nine Day Period Ended March 1, 2005
	December 27, 2003	January 1, 2005
Net income (loss)	$25,807	$16,846	$(6,874)
Fair value based method compensation expense	(115)	(162)	(21)

Pro forma net income (loss)	$25,692	$16,684	$(6,895)

3. Self-insurance

We began maintaining our own self-insurance group health plan in June of Fiscal 2003. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. Management believes the accrued liability of approximately $1.0 and $0.9 million, which is included in other accrued expenses as of January 1, 2005 and December 31, 2005, respectively, is adequate to cover future benefit payments for claims that occurred prior to the period end.

4. Related party transactions

In connection with the recapitalization of the Company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998. We incurred $500 for both Fiscal 2003 and 2004 and $81 for the fifty-nine day period ended March 1, 2005 for management and other consulting services. The management agreement was terminated in conjunction with the Acquisition.

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

We prepaid $3.0 million to Golden Gate and $1.5 million to Moulin on the date of the Acquisition as compensation for advisory services to be rendered through the three-year period and 18-month period, respectively, immediately following the date of the Acquisition. Beginning 18 months after the consummation of the Acquisition, we will pay management fees of up to $500 per fiscal quarter to Moulin until the aggregate management fees paid to Moulin under its Advisory Agreement, including those paid upon consummation of the Acquisition, total $3.0 million, and thereafter we will pay management fees of up to $250 per fiscal quarter to each of Golden Gate and Moulin, subject to restrictions in (i) our New Credit Facility and (ii) the indenture governing the Exchange Notes. We have also agreed to reimburse each of Golden Gate and Moulin up to $125 annually for their out-of-pocket fees and expenses, including legal and accounting fees, incurred in connection with the provision of services to us, their ownership of equity securities of ECCA Holdings or the exercise of rights under the various agreements entered in connection with the Acquisition. In addition, we have agreed to pay certain additional transaction fees to each of them in the event we, ECCA Holdings or any of our subsidiaries completes any acquisition (whether by merger, consolidation, purchase of stock or assets or otherwise), debt or equity financing, sale of all or substantially all of our assets, change of control transaction or other similar transaction in an amount equal to 0.5% of the value of each such transaction. During the three hundred five day period ended December 31, 2005, we expensed approximately $1.7 million related to the above arrangements.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

5. Prepaid Expenses and Other

Prepaid expenses and other consists of the following:

	Predecessor January 1, 2005	Company December 31, 2005
Prepaid rentals	$4,298	$4,509
Prepaid advertising	1,377	1,733
Prepaid management fees	—	1,653
Prepaid store supplies	868	934
Prepaid insurance	641	924
Other	368	405

	$7,552	$10,158

6. Property and Equipment

Property and equipment, net, consists of the following:

	Predecessor January 1, 2005	Company December 31, 2005
Building	$2,240	$1,227
Furniture and equipment	130,056	31,318
Leasehold improvements	71,303	31,661

	203,599	64,206
Less accumulated depreciation and amortization	(157,159)	(13,681)

Property and equipment, net	$46,440	$50,525

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

7. Other Accrued Expenses

Other accrued expenses consists of the following:

	Predecessor January 1, 2005	Company December 31, 2005
Payroll & sales/use tax	$1,823	$2,093
Store expenses	1,351	1,965
Income tax payable	679	1,617
Insurance	1,389	1,143
Advertising	747	1,101
Other	1,303	998
Property taxes	885	469
Professional fees	153	305
Third party liability	92	95

	$8,422	$9,786

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

8. Long-term debt

Credit facilities

In December 2002, we entered into a credit agreement which provided for $117.0 million in term loans and $25.0 million in revolving credit facilities (the Old Credit Facility). In connection with the Acquisition, we entered into a new senior secured credit facility which consists of (i) the $165.0 million term loan facility (the Term Loan Facility); and (ii) the $25.0 million secured revolving credit facility (the Revolver and together with the Term Loan Facility, the New Credit Facility). The borrowings of the New Credit Facility together with the net proceeds from the offering of the Initial Notes and the equity investment of Moulin and Golden Gate were used to pay a cash portion of the purchase price of the Acquisition, to repay debt outstanding under the Old Credit Facility, to retire the Retired Notes, pay the related tender premium and accrued interest and to pay the related transaction fees and expenses. Thereafter, the New Credit Facility is available to finance working capital requirements and general corporate purposes.

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The term loan quarterly amortization began in the third quarter of Fiscal 2005 and continues through the date of maturity in fiscal 2012 for the Term Loan Facility according to the following schedule:

Year	Amount (in millions)
2006	$1.23
2007	1.65
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	154.70

$164.18

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

Covenants. The New Credit Facility contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facility, the negative covenants restrict our ability to do certain things, including but not limited to:

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

As of December 31, 2005, we were in compliance with all of our financial covenants.

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

In connection with the borrowings made under the New Credit Facility, we incurred approximately $8.1 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Credit Facility. The unamortized amount of debt issuance costs as of December 31, 2005 related to the New Credit Facility was $7.0 million.

Notes

On February 4, 2005, we issued $152.0 million aggregate principal amount of our 10.75% Senior Subordinated Notes (the “Initial Notes”) due 2015. We filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the “Exchange Notes”). The registration statement was declared effective on September 26, 2005. The exchange period ended October 31, 2005. The Exchange Notes are the only notes of the Company which are currently outstanding.

The Exchange Notes:

•	are general unsecured, senior subordinated obligations of the Company;

•	are limited to an aggregate principal amount of $152.0 million, subject to our ability to issue additional notes;

•	mature on February 15, 2015;

•	will be issued in denominations of $1,000 and integral multiples of $1,000;

•	will be represented by one or more registered notes in global form, but in certain circumstances may be represented by notes in definitive form;

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

•	are subordinated in right of payment to all existing and future senior indebtedness of the Company, including the New Credit Facility;

•	rank equally in right of payment to any future senior subordinated indebtedness of the Company;

•	are unconditionally guaranteed on a senior subordinated basis by each existing subsidiary of the Company and any future restricted subsidiary of the Company that is not a foreign subsidiary;

•	are effectively subordinated to any future indebtedness and other liabilities of subsidiaries of the Company that are not guaranteeing the notes;

•	may default in the event there is a failure to make an interest or principal payment under the New Credit Facility.

Interest. Interest on the Exchange Notes compounds semi-annually and:

•	accrues at the rate of 10.75% per annum;

•	accrues from the date of original issuance or, if interest has already been paid, from the most recent interest payment date;

•	is payable in cash semi-annually in arrears on February 15 and August 15, commencing on August 15, 2005;

•	is payable to the holders of record on the February 1 and August 1 immediately preceding the related interest payment dates; and

•	is computed on the basis of a 360-day year comprised of twelve 30-day months.

Optional redemption. At any time prior to February 15, 2010, we may redeem all or part of the Exchange Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium as of the date of redemption, plus (iii) accrued and unpaid interest on the notes, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

On or after February 15, 2010, we may redeem all or, from time to time, a part of the notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the notes, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

YEAR	REDEMPTION PRICE
2010	105.375%
2011	103.583%
2012	101.792%
2013 and thereafter	100.000%

Covenants. The Exchange Notes contain customary affirmative and negative covenants including but not limited to:

•	payment of securities;

•	limitation on indebtedness;

•	limitation on restricted payments;

•	limitation on liens;

•	initial and future subsidiary guarantors;

•	change of control.

In connection with the borrowings made under the Initial Notes, we incurred approximately $10.3 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the notes. The unamortized amount of debt issuance costs as of December 31, 2005 related to the notes was $9.4 million.

Capital leases

We have an agreement whereby we lease equipment and buildings at various operating locations. We have accounted for the equipment and property leases as capital leases and have recorded the assets and the future obligations on the balance sheet as follows:

	Predecessor January 1, 2005	Company December 31, 2005
Buildings and equipment, assets	$3,591	$1,456
Accumulated depreciation	(1,922)	(298)

Buildings and equipment, assets- net	$1,669	$1,158

Buildings and equipment, future obligations	$2,116	$1,816

Our scheduled future minimum lease payments as of December 31, 2005 for the next five years under the property and equipment capital leases are as follows:

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

2006	$952
2007	833
2008	833
2009	344
2010	51

Total minimum lease payments	3,013
Amounts representing interest	1,197

Present value of minimum lease payments	$1,816

Long-term debt outstanding, including capital lease obligations, consists of the following:

	Predecessor January 1, 2005	Company December 31, 2005
Old Exchange Notes, face amount of $130,000 net of unamortized debt discount of $163	$129,837	$—
New Exchange Notes, face amount of $152,000 net of unamortized debt discount of $2,094	—	149,906
Old Credit Facility	83,960	—
Term Loan Facility	—	164,175
Capital lease and other obligations	2,116	1,816
Old Revolver	8,000	—
Revolver	—	—

	223,913	315,897
Less current portion	(19,628)	(1,654)

	$204,285	$314,243

Future principal maturities as of December 31, 2005 for long-term debt and capital lease obligations are as follows:

2006	$1,654
2007	1,843
2008	2,126
2009	2,223
2010	1,808
Beyond 2010	306,243

Total future principal payments on debt	$315,897

As of January 1, 2005 the fair value of our Old Exchange Notes was approximately $130.0 and as of December 31, 2005 the fair value of our New Exchange Notes was approximately $148.6. The fair value of the capital lease obligations was approximately $2.1 and $1.8 million, respectively. The estimated fair value of Exchange Notes is based

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

primarily on quoted market prices for the same or similar issues and the estimated fair value of the capital lease obligation is based on the present value of estimated future cash flows. The carrying amounts of the variable rate credit facilities approximate their fair values.

We have an option to purchase certain of the OD’s assets utilizing an agreed upon calculation to determine the purchase price. In Fiscal 2005, we guaranteed the purchase price of one of these practices would at least equal $5.04 million.

9. Condensed consolidating information

The Exchange Notes described in Note 8 were issued by us and are guaranteed by all of our subsidiaries (the Guarantor Subsidiaries) but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of (i) the Company, as parent, as if it accounted for its subsidiaries on the equity method, (ii) the Guarantor Subsidiaries, and (iii) ODs. Separate financial statements of the Guarantor Subsidiaries are not presented herein as management does not believe that such statements would be material to investors.

Consolidating Statements of Operations

For the Year Ended December 27, 2003

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
Revenues:
Optical sales	$62,864	$228,982	$74,685	$—	$366,531
Management fees	480	23,711	—	(20,870)	3,321
Investment earnings in subsidiaries	12,242	—	—	(12,242)	—

Net revenues	75,586	252,693	74,685	(33,112)	369,852

Operating costs and expenses:
Cost of goods sold	22,204	77,509	14,865	—	114,578
Selling, general and administrative expenses	36,414	145,691	57,467	(20,870)	218,702
Amortization of noncompete and other intangibles	—	165	—	—	165

Total operating costs and expenses	58,618	223,365	72,332	(20,870)	333,445

Income from operations	16,968	29,328	2,353	(12,242)	36,407
Interest expense, net	2,019	18,169	12	—	20,200

Income before income taxes	14,949	11,159	2,341	(12,242)	16,207
Income tax expense (benefit)	(10,858)	—	1,258	—	(9,600)

Net income	$25,807	$11,159	$1,083	$(12,242)	$25,807

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Consolidating Statement of Cash Flows

For the Year Ended December 27, 2003

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
Cash flows from operating activities:
Net income	$25,807	$11,159	$1,083	$(12,242)	$25,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,485	13,168	—	—	16,653
Amortization of intangibles	—	165	—	—	165
Amortization of debt issue costs	687	1,320	—	—	2,007
Deferrals and other	(5,933)	4,897	401	—	(635)
Benefit for deferred taxes	(14,015)	—	—	—	(14,015)
Changes in operating assets and liabilities:
Accounts and notes receivable	(32,504)	(6,123)	398	39,106	877
Inventory	14,715	(15,450)	(325)	—	(1,060)
Prepaid expenses and other	3,789	(4,932)	—	—	(1,143)
Deposits and other	—	(646)	—	—	(646)
Accounts payable and accrued liabilities	34,682	5,181	(1,355)	(39,106)	(598)

Net cash provided by operating activities	30,713	8,739	202	(12,242)	27,412
Cash flows from investing activities:
Acquisition of property and equipment, (net of proceeds)	(3,046)	(7,925)	—	—	(10,971)
Investment in subsidiaries	(12,242)	—	—	12,242	—

Net cash used in investing activities	(15,288)	(7,925)	—	12,242	(10,971)
Cash flows from financing activities:
Payments on debt and capital leases	(15,912)	155	(100)	—	(15,857)
Distribution to affiliated OD	—	—	(225)	—	(225)

Net cash provided by (used in) financing activities	(15,912)	155	(325)	—	(16,082)

Net increase (decrease) in cash and cash equivalents	(487)	969	(123)	—	359
Cash and cash equivalents at beginning of period	554	2,532	364	—	3,450

Cash and cash equivalents at end of period	$67	$3,501	$241	$—	$3,809

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Consolidating Balance Sheet

For the Year Ended January 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$2,582	$337	$179	$—	$3,098
Accounts and notes receivable	142,575	47,353	4,900	(184,373)	10,455
Inventory	—	26,663	1,895	—	28,558
Deferred income taxes, net	2,313	—	—	—	2,313
Prepaid expenses and other	—	7,507	45	—	7,552

Total current assets	147,470	81,860	7,019	(184,373)	51,976
Property and equipment	—	46,374	66	—	46,440
Intangibles	166	107,195	87	(25)	107,423
Other assets	6,415	(470)	—	—	5,945
Deferred income taxes, net	13,310	455	—	—	13,765
Investment in subsidiaries	15,973	—	—	(15,973)	—

Total Assets	$183,334	$235,414	$7,172	$(200,371)	$225,549

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12	$197,187	$9,165	$(184,373)	$21,991
Current portion of long-term debt	19,301	327	—	—	19,628
Deferred revenue	—	4,748	450	—	5,198
Accrued payroll expense	—	5,514	360	—	5,874
Accrued interest	3,584	(1,670)	—	—	1,914
Other accrued expenses	69	7,595	758	—	8,422

Total current liabilities	22,966	213,701	10,733	(184,373)	63,027
Long-term debt, less current maturities	202,495	1,790	—	—	204,285
Deferred rent	—	4,455	159	—	4,614
Deferred gain	1,213	83	—	—	1,296

Total liabilities	226,674	220,029	10,892	(184,373)	273,222

Shareholders’ deficit:
Common stock	74	—	—	—	74
Preferred stock	70,825	—	—	—	70,825
Additional paid-in capital	23,046	(1,084)	(3,224)	(25)	18,713
Accumulated deficit	(137,285)	16,469	(496)	(15,973)	(137,285)

Total shareholders’ deficit	(43,340)	15,385	(3,720)	(15,998)	(47,673)

	$183,334	$235,414	$7,172	$(200,371)	$225,549

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Consolidating Statements of Operations

For the Year Ended January 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
Revenues:
Optical sales	$(495)	$314,282	$82,305	$—	$396,092
Management fees	125	25,375	—	(22,124)	3,376
Investment earnings in subsidiaries	22,926	—	—	(22,926)	—

Net revenues	22,556	339,657	82,305	(45,050)	399,468

Operating costs and expenses:
Cost of goods sold	—	109,101	16,388	—	125,489
Selling, general and administrative expenses	664	187,996	65,079	(22,124)	231,615

Total operating costs and expenses	664	297,097	81,467	(22,124)	357,104

Income from operations	21,892	42,560	838	(22,926)	42,364
Interest expense, net	(240)	20,452	4	—	20,216

Income before income taxes	22,132	22,108	834	(22,926)	22,148
Income tax expense (benefit)	5,286	—	16	—	5,302

Net income	$16,846	$22,108	$818	$(22,926)	$16,846

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Consolidating Statement of Cash Flows

For the Year Ended January 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
Cash flows from operating activities:
Net income	$16,846	$22,108	$818	$(22,926)	$16,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	15,907	—	—	15,907
Amortization of debt issue costs	49	2,579	—	—	2,628
Deferrals and other	(512)	(381)	14	—	(879)
Benefit for deferred taxes	(1,608)	(455)	—	—	(2,063)

Changes in operating assets and liabilities:
Accounts and notes receivable	25,592	255	(2,119)	(23,156)	572
Inventory	—	(3,722)	284	—	(3,438)
Prepaid expenses and other	(1)	(3,857)	3	—	(3,855)
Deposits and other	—	(763)	—	—	(763)
Accounts payable and accrued liabilities	(135)	(24,895)	1,739	23,157	(134)

Net cash provided by operating activities	40,231	6,776	739	(22,925)	24,821

Cash flows from investing activities:
Acquisition of property and equipment, (net of proceeds)	—	(10,639)	—	—	(10,639)
Investment in subsidiaries	(22,925)	—	—	22,925	—

Net cash used in investing activities	(22,925)	(10,639)	—	22,925	(10,639)
Cash flows from financing activities:
Payments on debt and capital leases	(14,791)	(170)	—	—	(14,961)
Distribution to affiliated OD and other	—	869	(801)	—	68

Net cash provided by (used in) financing activities	(14,791)	699	(801)	—	(14,893)

Net increase (decrease) in cash and cash equivalents	2,515	(3,164)	(62)	—	(711)
Cash and cash equivalents at beginning of period	67	3,501	241	—	3,809

Cash and cash equivalents at end of period	$2,582	$337	$179	$—	$3,098

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Consolidating Balance Sheet

For the Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$73	$17,012	$697	$—	$17,782
Accounts and notes receivable	162,042	49,251	3,200	(204,049)	10,444
Inventory	—	28,760	1,882	—	30,642
Deferred income taxes, net	116	—	—	—	116
Prepaid expenses and other	1,653	8,461	44	—	10,158

Total current assets	163,884	103,484	5,823	(204,049)	69,142
Property and equipment	—	50,459	66	—	50,525
Intangibles	261,242	107,195	88	(25)	368,500
Other assets	24,855	569	—	—	25,424
Deferred income taxes, net	16,271	—	—	—	16,271
Investment in subsidiaries	8,251	—	—	(8,251)	—

Total Assets	$474,503	$261,707	$5,977	$(212,325)	$529,862

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$219,285	$4,390	$(204,049)	$19,635
Current portion of long-term debt	1,237	417	—	—	1,654
Deferred revenue	—	3,448	452	—	3,900
Accrued payroll expense	—	8,218	387	—	8,605
Accrued interest	7,934	—	—	—	7,934
Other accrued expenses	1,803	6,329	1,654	—	9,786

Total current liabilities	10,983	237,697	6,883	(204,049)	51,514
Long-term debt, less current maturities	312,843	1,400	—	—	314,243
Deferred rent	—	1,582	116	—	1,698

Total liabilities	323,826	240,679	6,999	(204,049)	367,455

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	162,690	(994)	(3,224)	(25)	158,447
Accumulated equity (deficit)	(12,013)	22,022	2,202	(8,251)	3,960

Total shareholders’ equity (deficit)	150,677	21,028	(1,022)	(8,276)	162,407

	$474,503	$261,707	$5,977	$(212,325)	$529,862

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the Fifty-Nine Day Period Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
Revenues:
Optical sales	$—	$57,670	$17,169	$—	$74,839
Management fees	—	5,328	—	(4,768)	560
Equity earnings in subsidiaries	4,220	—	—	(4,220)	—

Total net revenues	4,220	62,998	17,169	(8,988)	75,399
Operating costs and expenses:
Cost of goods sold	—	19,504	3,144	—	22,648
Selling, general and administrative expenses	102	33,961	12,931	(4,768)	42,226
Transaction expenses	15,642	—	—	—	15,642

Total operating costs and expenses	15,744	53,465	16,075	(4,768)	80,516

Income (loss) from operations	(11,524)	9,533	1,094	(4,220)	(5,117)
Interest expense, net	182	3,251	—	—	3,433
Income tax expense	(4,832)	3,156	—	—	(1,676)

Net income (loss)	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Cash Flows

For the Fifty Nine Day Period Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
Cash flows from operating activities:
Net income	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	2,683	—	—	2,683
Amortization of debt issue costs	8	301	—	—	309
Deferrals and other	(161)	167	—	—	6
(Gain)/loss on disposition of property and equipment	—	(1)	—	—	(1)
Benefit for deferred taxes	(1,742)	—	24	—	(1,718)
Deferred financing costs write-off	3,534	—	—	—	3,534

Changes in operating assets and liabilities:
Accounts and notes receivable	(41,746)	(897)	410	33,667	(8,566)
Inventory	—	113	312	—	425
Prepaid expenses and other	(2,689)	576	(5)	—	(2,118)
Deposits and other	2,431	210	—	—	2,641
Accounts payable and accrued liabilities	44,735	1,600	(1,279)	(33,667)	11,389

Net cash provided by operating activities	(2,504)	7,878	556	(4,220)	1,710

Cash flows from investing activities:
Acquisition of property and equipment	—	(1,850)	—	—	(1,850)
Investment in subsidiaries	(4,220)	—	—	4,220	—

Net cash used in investing activities	(4,220)	(1,850)	—	4,220	(1,850)

Cash flows from financing activities:
Proceeds from issuance of debt	314,712	—	—	—	314,712
Common stock sale, net	158,521	—	—	—	158,521
Retirement of treasury stock	1,668	—	—	—	1,668
Payments for refinancing fees	(16,925)	—	—	—	(16,925)
Retirement of preferred stock	(72,318)	—	—	—	(72,318)
Common stock buyback	(168,116)	—	—	—	(168,116)
Payments on debt and capital leases	(213,819)	(53)	—	—	(213,872)

Net cash used in financing activities	3,723	(53)	—	—	3,670

Net increase in cash and cash equivalents	(3,001)	5,975	556	—	3,530
Cash and cash equivalents at beginning of period	2,582	337	179	—	3,098

Cash and cash equivalents at end of period	$(419)	$6,312	$735	$—	$6,628

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the Three Hundred Five Day Period Ended December 31, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$259,816	$68,202	$—	$328,018
Management fees	—	22,301	—	(19,472)	2,829
Equity earnings in subsidiaries	4,031	—	—	(4,031)	—

Total net revenues	4,031	282,117	68,202	(23,503)	330,847
Operating costs and expenses:
Cost of goods sold	—	85,344	12,708	—	98,052
Selling, general and administrative expenses	(6,914)	169,361	54,296	(19,472)	197,271

Total operating costs and expenses	(6,914)	254,705	67,004	(19,472)	295,323

Income from operations	10,945	27,412	1,198	(4,031)	35,524
Interest expense, net	2,005	23,531	—	—	25,536
Income tax expense	4,870	(1,010)	2,058	—	5,918

Net income	$4,070	$4,891	$(860)	$(4,031)	$4,070

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Cash Flows

For the Three Hundred Five Day Period Ended December 31, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$4,301	$6,562	$(860)	$(5,933)	$4,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	13,812	—	—	13,812
Amortization of debt issue costs	914	1,192	—	—	2,106
Deferrals and other	—	394	(65)	—	329
(Gain)/loss on disposition of property and equipment	—	405	—	—	405
Benefit for deferred taxes	4,390	—	—	—	4,390
Goodwill adjustments	18,496	(16,890)	—	—	1,606

Changes in operating assets and liabilities:
Accounts and notes receivable	5,457	(4,565)	3,753	3,884	8,529
Inventory	—	(2,210)	(299)	—	(2,509)
Prepaid expenses and other	1,355	(519)	6	—	842
Deposits and other	—	725	—	—	725
Accounts payable and accrued liabilities	(36,583)	23,681	(2,573)	13,991	(1,484)

Net cash provided by operating activities	(1,670)	22,587	(38)	11,942	32,821

Cash flows from investing activities:
Acquisition of property and equipment	—	(11,619)	—	—	(11,619)
Investment in subsidiaries	11,942	—	—	(11,942)	—

Net cash used in investing activities	11,942	(11,619)	—	(11,942)	(11,619)

Cash flows from financing activities:
Dividend to Parent	(90)	(20)	—	—	(110)
New deferred financing fees	(879)				(879)
Payments on debt and capital leases	(8,810)	(249)	—	—	(9,059)

Net cash used in financing activities	(9,779)	(269)	—	—	(10,048)

Net increase in cash and cash equivalents	493	10,699	(38)	—	11,154
Cash and cash equivalents at beginning of period	(420)	6,313	735	—	6,628

Cash and cash equivalents at end of period	$73	$17,012	$697	$—	$17,782

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

10. Preferred Stock

During 1998, we issued 300,000 shares of preferred stock, par value $.01 per share. Dividends on shares of Preferred Stock were cumulative from the date of issue (whether or not declared) and were payable when declared by our Board of Directors. Such dividends accrued on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount compounded quarterly. Cumulative preferred dividends in arrears were $40.8 million and $42.3 million as of January 1, 2005 and March 1, 2005, respectively. The Preferred Stock had no voting rights. The Preferred Stock was redeemed at $100 per share in conjunction with the Acquisition and all accumulated and unpaid dividends were paid in full.

11. Shareholders’ Equity

1998 Executive Stock Option Plan

On April 25, 1998, we authorized a nonqualified stock option plan whereby key executives and senior officers were offered options to purchase our Common Stock. Under the plan, the exercise price set by our Board of Directors had to at least equal the fair market value of our Common Stock at the date of grant. The options started vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50% provided the optionee was an employee of the Company on the anniversary date and expired 10 years after the date of grant. Under certain specified conditions the vesting schedule could be altered. During Fiscal 2001, we entered into Option Cancellation Agreements (the Cancellation Agreements) with certain employees and directors (the Optionees) to cancel all outstanding options which were granted through the cancellation date under our 1998 Stock Option Plan (the Plan) due to changes in the fair market value of our common stock. We provided all of the Optionees with an option cancellation notice detailing our offer for the Optionees to cancel and terminate their respective options in exchange for our commitment to grant new options under the Plan (the New Options), such new grant to be made no earlier than six months and a day after the effective date of the cancellation of the options and at an exercise price equal to the fair market value of the common stock as of the effective date of the grant of the New Options. The Cancellation Agreements provided that, in January 2002 (the Grant Date), we granted to each of the Optionees a New Option to purchase the number of shares of common stock subject to the options being terminated and cancelled and that such New Option had an exercise price equal to the fair market value of the common stock as of the Grant Date. The vesting period for the New Options granted to employees was 40% on the Grant Date with an additional 20% vested on each of the first, second and third anniversaries of the Grant Date. The exercise price at the Grant Date was $5.00 per share. Subsequent grants of 131,000 options were made throughout the remainder of Fiscal 2002. Such grants started vesting one year after the date of the grant in four installments of 10%, 15%, 25% and 50% and had an exercise price of $5.00 to $15.13 per share, based on the fair market value at the Grant Date. The weighted-average fair value per share for option grants was $1.72 and $1.82 for Fiscal 2003 and 2004, respectively. All exercisable options were exercised in

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

conjunction with the March 1, 2005 Transaction and all non-exercisable options were cancelled.

Following is a summary of activity in the plan for Fiscal 2003, 2004 and for the fifty-nine day period ended March 1, 2005:

	Weighted Average Option Exercise Price Per Share($)	Options Outstanding	Weighted Average Option Exercise Price Per Share($)	Options Exercisable
December 28, 2002	$5.54	947,775	$5.00	325,510
Granted	15.13	48,000	—	—
Became exercisable	—	—	5.30	173,155
Canceled or expired	5.29	(70,000)	5.00	(23,000)

December 27, 2003	6.06	925,775	5.10	475,665
Granted	15.13	135,500	—	—
Became exercisable	—	—	5.66	174,105
Canceled or expired	10.44	(33,500)	5.00	(10,600)

January 1, 2005	6.10	1,027,775	5.26	639,170
Granted	—	—	—	—
Became exercisable	—	—	5.60	168,905
Canceled or expired	13.56	(222,700)	5.00	(3,000)
Exercised	5.33	(805,075)	5.33	(805,075)

March 1, 2005		—		—

We granted certain directors options to purchase our Common Stock from time to time. Options granted during Fiscal 2001 begin vesting on the date of grant in three installments of 50%, 25% and 25%, with such options expiring 10 years from the date of grant. All subsequent options granted begin vesting one year after the date of the grant in four installments of 25% each installment, with such options expiring 10 years from the date of grant. The weighted-average fair value per share for option grants was $1.72, and $2.24 for Fiscal 2003 and 2004, respectively. All exercisable options were exercised in conjunction with the March 1, 2005 Transaction and all non-exercisable options were cancelled.

Following is a summary of activity in the plan for Fiscal 2003, 2004 and for the fifty-nine day period ended March 1, 2005:

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	Weighted Average Option Exercise Price Per Share($)	Options Outstanding	Weighted Average Option Fair Value Price Per Share($)	Options Exercisable
December 28, 2002	$5.39	131,412	$5.00	63,206
Granted	15.13	5,000	—	—
Became exercisable	—	—	5.39	32,853
Canceled or expired	—	—	—	—

December 27, 2003	5.74	136,412	5.13	96,059
Granted	15.13	10,000	—	—
Became exercisable	—	—	5.74	34,103
Canceled or expired	—	—	—	—

January 1, 2005	6.38	146,412	5.29	130,162
Granted		—		—
Became exercisable		—	15.13	16,250
Canceled or expired		—		—
Exercised	6.38	(146,412)	6.38	(146,412)

March 1, 2005		—		—

We have elected to follow Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for our employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options of privately held companies. Under APB 25, because the exercise price of our employee stock options equals the estimated fair value of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value for these options was estimated at the date of the grant using the minimum value method with the following assumptions for Fiscal 2003 and Fiscal 2004 and for the fifty-nine days ended March 1, 2005: risk-free interest rate of 3%, no dividend yield and a weighted-average expected life of the options of 4 years.

Option valuation models require the input of highly subjective assumptions. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

12. Income taxes

The provision (benefit) for income taxes is composed of the following:

	Predecessor			Company
	Fiscal Year Ended		Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005
	December 27, 2003	January 1, 2005
Current federal	$4,415	$7,365	$(5,011)	$2,012
Current state	—	—	1,171	945
Deferred	(14,015)	(2,063)	2,164	2,961

	$(9,600)	$5,302	$(1,676)	$5,918

The reconciliation between the federal statutory tax rate and our effective tax rate is as follows:

	Predecessor			Company
	Fiscal Year Ended		Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005
	December 27, 2003	January 1, 2005
Expected tax expense (benefit)	$5,510	$7,752	$(2,992)	$3,496
Provision to return adjustment	2,087	(172)	—	—
State taxes, net of federal benefit	1,320	1,923	761	614
Other	2,351	(1,789)	555	196
Change in effective tax rate	—	(2,412)	—	—
Change in valuation allowance	(20,868)	—	—	—
Transaction related adjustments	—	—	—	338
AMT payment	—	—	—	180
OD PC losses	—	—	—	1,094

	$(9,600)	$5,302	$(1,676)	$5,918

The above reconciliation takes into account certain entities that are consolidated for financial accounting purposes but are not consolidated for tax purposes, therefore, the net operating loss carryforward cannot offset the income from the non-consolidated entities. Likewise, losses from these non-consolidated entities may not be utilized to offset consolidated entities’ income or to increase the consolidated net operating loss.

The components of the net deferred tax assets are as follows:

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	Predecessor January 1, 2005	Company December 31, 2005
Total deferred tax assets, current	$3,087	$2,357
Total deferred tax liabilities, current	(774)	(2,241)

Net deferred tax asset, current	$2,313	$116

Total deferred tax assets, long-term	$16,078	$17,764
Total deferred tax liabilities, long-term	(2,313)	(1,493)

Net deferred tax assets, long term	$13,765	$16,271

The sources of the differences between the financial accounting and tax assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

	Predecessor January 1, 2005	Company December 31, 2005
Deferred tax assets:
Fixed asset depreciation differences	$13,129	$10,181
Net operating loss and credit carryforwards	—	3,059
Gain on debt purchase	1,694	—
Allowance for bad debts	1,039	1,067
Other	1,265	472
Non-compete agreements	—	2,205
Gain on asset disposals	349	—
Inventory basis differences	823	585
Accrued salaries	919	961
Deferred rent	1,294	633
Deferred financing costs	132	33
Deferred revenue	1,155	925

Total deferred tax assets	21,799	20,121
Deferred tax liabilities:
Goodwill	4,361	1,212
Other	424	281
Prepaid expense	912	2,241
Store pre-opening costs	24	—

Total deferred tax liability	5,721	3,734

Net deferred tax assets	$16,078	$16,387

At December 27, 2003, January 1, 2005 and December 31, 2005, we had net operating loss carryforwards for tax purposes of $5,413, $0 and $8,740, respectively. Prior to 2003, utilization of the loss carryforwards was not assured due to historical taxable income and

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

the probability of future taxable income. However, management believed it is more likely than not that all of the deferred tax asset would be realized. Accordingly the Company’s valuation allowance was fully released in 2003.

13. Employee benefits

401(k) Plan

We maintain a defined contribution plan whereby substantially all employees who have been employed for at least six consecutive months are eligible to participate. Contributions are made by the Company as a percentage of employee contributions. In addition, discretionary contributions may be made at the direction of our Board of Directors. Total Company contributions were approximately $248 and $319 for Fiscal 2004 and 2005, respectively.

14. Leases

The Company is obligated as lessee under operating leases for substantially all of the Company’s retail facilities as well as certain warehouse space. In addition to rental payments, the leases generally provide for payment by the Company of property taxes, insurance, maintenance, and its pro rata share of common area maintenance. These leases range in terms of up to 14 years. Certain leases also provide for additional rent in excess of the base rentals calculated as a percentage of sales.

We sublease a portion of substantially all of the stores to an independent optometrist or a corporation controlled by an independent optometrist. The terms of these leases or subleases are principally one to seven years with rentals consisting of a percentage of gross receipts, base rentals, or a combination of both. Certain of these leases contain renewal options.

Certain of our lease agreements contain provisions for scheduled rent increases or provide for occupancy periods during which no rent payment is required. For financial statement purposes, rent expense is recorded based on the total rentals due over the entire lease term and charged to rent expense on a straight-line basis. The difference between the actual cash rentals paid and rent expenses recorded for financial statement purposes is recorded as a deferred rent obligation. As of January 1, 2005 and December 31, 2005, deferred rent obligations aggregated approximately $4.6 million and $1.7 million, respectively.

Rent expense for all locations, net of sublease income, is presented in the following table. For the purposes of this table, base rent expense includes common area maintenance costs. Common area maintenance costs were approximately 23% of base rent expense for Fiscal 2003, Fiscal 2004, for the fifty-nine day period ended March 1, 2005 and for the three hundred five day period ended December 31, 2005, respectively.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	Predecessor			Company
	Fiscal Year Ended		Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005
	December 27, 2003	January 1, 2005
Base rent expense	$41,483	$42,643	$7,546	$36,087
Rent as a percent of sales	478	394	103	408
Sublease income	(3,326)	(3,197)	(635)	(3,047)

Rent expense, net	$38,635	$39,840	$7,014	$33,448

Future minimum lease payments as of December 31, 2005 excluding common area maintenance costs, net of future minimum lease and sublease income under irrevocable operating leases for the next five years and beyond are as follows:

	Operating Rental Payments	Sublease Income	Operating Lease, Net
2006	$32,967	$(1,993)	$30,974
2007	30,198	(655)	29,543
2008	27,061	(453)	26,608
2009	21,148	(299)	20,849
2010	14,432	(202)	14,230
Beyond 2010	25,280	(184)	25,096

Total minimum lease payments/(receipts)	$151,086	$(3,786)	$147,300

15. Commitments and contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

SCHEDULE II

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands unless indicated otherwise)

		Additions
	Balance at Beginning of Period	Charged to Credited from Cost and Expenses	Charged to Credited from Other Accounts	Deductions from Reserve	Balance at Close of Period
Allowance for doubtful accounts of current receivables:
Year ended December 27, 2003	$4,291	$—	$—	$(215)	$4,076
Year ended January 1, 2005	4,076	—	—	(887)	3,189
Year ended December 31, 2005	3,189	—	—	(488)	2,701

Inventory obsolescence reserves:
Year ended December 27, 2003	677	—	—	(81)	596
Year ended January 1, 2005	596	—	112	—	708
Year ended December 31, 2005	708	—	559		1,267