Form 10-Q
period 2006-04-01
EYE CARE CENTERS OF AMERICA INC
filed 2006-05-16
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2006.

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at May 12, 2006
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

Page Number
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2005 and April 1, 2006 (Unaudited)	2

Condensed Consolidated Statements of Income for the Fifty-Nine Day Period Ended March 1, 2005 (Unaudited) the Thirty-Two Day Period Ended April 2, 2005 (Unaudited) and the Thirteen weeks ended April 1, 2006 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Fifty-Nine Day Period Ended March 1, 2005 (Unaudited) the Thirty-Two Day Period Ended April 2, 2005 (Unaudited) and the Thirteen weeks ended April 1, 2006 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

Part II - Other Information

Item 1. Legal Proceedings	27

Item 5. Other Information	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2005	April 1, 2006
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,782	$33,433
Accounts and notes receivable, net	10,444	10,392
Inventory, net	30,642	30,430
Deferred income taxes, net	116	116
Prepaid expenses and other	10,158	8,847

Total current assets	69,142	83,218

PROPERTY & EQUIPMENT, net	50,525	50,604
GOODWILL	368,500	368,131
OTHER ASSETS	25,424	24,503
DEFERRED INCOME TAXES, net	16,271	13,218

Total assets	$529,862	$539,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,635	$23,601
Current maturities of long-term debt	1,654	1,681
Deferred revenue	3,900	3,846
Accrued payroll expense	8,605	6,894
Accrued interest	7,934	3,209
Other accrued expenses	9,786	12,461

Total current liabilities	51,514	51,692
LONG TERM DEBT, less current maturities	314,243	313,351
DEFERRED RENT	1,698	2,390

Total liabilities	367,455	367,433

SHAREHOLDERS’ EQUITY:
Common stock	—	—
Additional paid-in capital	158,447	158,447
Retained earnings	3,960	13,794

Total shareholders’ equity	162,407	172,241

	$529,862	$539,674

See Notes to Consolidated Financial Statements

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

	Predecessor	Company
	Fifty-Nine Day Period Ended March 1, 2005	Thirty-Two Day Period Ended April 2, 2005	Thirteen Weeks Ended April 1, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$74,839	$38,511	$120,622
Management fee	560	333	975

Total net revenues	75,399	38,844	121,597
OPERATING COSTS AND EXPENSES:
Cost of goods sold	22,648	11,095	32,195
Selling, general and administrative expenses	42,226	19,842	65,229
Transaction expenses	15,642	—	—

Total operating costs and expenses	80,516	30,937	97,424

INCOME (LOSS) FROM OPERATIONS	(5,117)	7,907	24,173

INTEREST EXPENSE, NET	3,433	2,777	8,051

INCOME TAX EXPENSE (BENEFIT)	(1,676)	2,052	6,268

NET INCOME (LOSS)	(6,874)	3,078	9,854

LESS PREFERRED STOCK DIVIDENDS	1,493	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(8,367)	$3,078	$9,854

See Notes to Consolidated Financial Statements

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

	Predecessor	Company
	Fifty-Nine Day Period Ended March 1, 2005	Thirty-Two Day Period Ended April 2, 2005	Thirteen Weeks Ended April 1, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,874)	$3,078	$9,854
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,683	1,099	4,130
Amortization of debt issue costs	309	206	631
Deferred liabilities and other	(1,713)	1,703	4,072
Deferred financing costs write-off	3,534	—	—
Increase in operating assets and liabilities	3,771	6,675	2,128

Net cash provided by operating activities	1,710	12,761	20,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,850)	(234)	(4,221)

Net cash used in investing activities	(1,850)	(234)	(4,221)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(213,872)	(26)	(923)
Dividend to parent	—	—	(20)
Payments for refinancing fees	(16,925)	(465)	—
Proceeds from issuance of debt	314,713	—	—
Retirement of treasury stock	1,668	—	—
Retirement of preferred stock	(72,318)	—	—
Common stock buyback	(168,116)	—	—
Common stock sale, net	158,521	—	—

Net cash provided by (used in) in financing activities	3,671	(491)	(943)

NET INCREASE IN CASH	3,531	12,036	15,651
CASH AND CASH EQUIVALENTS, beginning of period	3,098	6,629	17,782

CASH AND CASH EQUIVALENTS, end of period	$6,629	$18,665	$33,433

See Notes to Consolidated Financial Statements

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Balance Sheet for the year ended December 31, 2005 was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2006 (“fiscal 2006”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (“fiscal 2005”).

2. Merger Agreement

On December 2, 2004, we entered into a definitive merger agreement pursuant to which Thomas H. Lee Partners agreed to sell all of its equity interests in us to ECCA Holdings Corporation (“ECCA Holdings”), a company controlled by Moulin Global Eyecare Holdings Limited, which we refer to as Moulin, and Golden Gate Capital, which we refer to as Golden Gate (the “Acquisition”) for a purchase price of $450 million plus adjustments. Upon consummation of the agreement on March 1, 2005, we became a wholly owned subsidiary of ECCA Holdings, which was in turn is owned 56.5% by Offer High Investments, Ltd. a subsidiary of Moulin, 42.5% by Golden Gate and 1% by our management. In connection with the Acquisition, we issued $152 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due February 15, 2015, which we refer to as the Initial Notes, and entered into a $190 million senior credit facility, which we refer to as (“the New Credit Facility”). The net proceeds from the Initial Notes together with borrowings under the New Credit Facility and a $172.7 million equity contribution from Moulin and Golden Gate were used to finance the Acquisition, including the permanent repayment of our old credit facility and the retirement of our 9 1/8% Senior Subordinated Notes due 2008 and our Floating Interest Rate Subordinated Term Securities due 2008, which together we refer to as (“the Retired Notes”). All of these transactions together are collectively referred to as (“the transactions”); prior to the transactions the company is referred to as the “Predecessor” and subsequent to the transactions the company is referred to as the “Company”. The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities.

As a result of the Acquisition, we incurred approximately $15.6 million of non-recurring expenses. These expenses consisted of professional fees incurred by the selling shareholders, premium paid to retire the Retired Notes and the write off of previously capitalized loan fees related to the Retired Notes and old credit facility.

The Acquisition was accounted for using the push-down method of accounting. Accordingly, a portion of the purchase price was allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price, $368.1 million, included in goodwill. We expect $54.2 million of this goodwill will be deductible for tax purposes.

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

•	Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $2.7 million at December 31, 2005 and April 1, 2006.

•	Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $1.3 million and $1.8 million at December 31, 2005 and April 1, 2006, respectively.

•	Goodwill represents approximately 68% of our assets and consists of the amount by which the purchase price exceeds the market value of acquired net assets. Goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us.

•	Valuation allowances for deferred tax assets reduce deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable due to taxable losses. Although realization is not assured due to historical taxable income and the probability of future taxable income, we believe it is more likely than not that all of the deferred tax asset will be realized.

•	We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $0.8 million, which is included in other accrued expenses, as of April 1, 2006 is adequate to cover future benefit payments for claims that occurred prior to April 1, 2006.

4. Related Party Transactions

In connection with the recapitalization of the Company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998. We incurred approximately $81,000 for the fifty-nine day period ended March 1, 2005 for management and other consulting services. The management agreement was terminated in conjunction with the Acquisition.

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

We prepaid $3.0 million to Golden Gate and $1.5 million to Moulin on the date of the Acquisition as compensation for advisory services to be rendered through the three-year period and 18-month period, respectively, immediately following the date of the Acquisition. Beginning 18 months after the consummation of the Acquisition, we will pay management fees of up to $500,000 per fiscal quarter to Moulin until the aggregate management fees paid to Moulin under its Advisory Agreement, including those paid upon consummation of the Acquisition, total $3.0 million, and thereafter we will pay management fees of up to $250,000 per fiscal quarter to each of Golden Gate and Moulin, subject to restrictions in (i) our New Credit Facility and (ii) the indenture governing the Notes. We have also agreed to reimburse each of Golden Gate and Moulin up to $125,000 annually for their out-of-pocket fees and expenses, including legal and accounting fees, incurred in connection with the provision of services to us, their ownership of equity securities of ECCA Holdings or the exercise of rights under the various agreements entered in connection with the Acquisition. In addition, we have agreed to pay certain additional transaction fees to each of them in the event we, ECCA Holdings or any of our subsidiaries completes any acquisition (whether by merger, consolidation, purchase of stock or assets or otherwise), debt or equity financing, sale of all or substantially all of our assets, change of control transaction or other similar transaction in an amount equal to 0.5% of the value of each such transaction.

During the thirteen weeks ended April 1, 2006, we expensed approximately $0.5 million related to the above arrangements.

5. Income Taxes

We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6. Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	Predecessor	Company
	Fifty-Nine Day Period Ended March 1, 2005	Thirty-Two Day Period Ended April 2, 2005	Thirteen Weeks Ended April 1, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
Cash paid for interest	$5,213	$957	$12,481
Dividends accrued on preferred stock	$1,493	$—	$—
Cash paid for taxes	$8	$286	$254

7. Stock Based Compensation

We accounted for stock based compensation in accordance with APB 25. As all options were granted at fair market value, no compensation expense was recorded for options granted. The pro forma calculations include only the effects of 2002, 2003 and 2004 grants as all grants previous to 2002 were exercised or cancelled. As such the impacts are not necessarily indicative of the effects on reported net income of future years. No options were outstanding during the thirteen week period ended April 1, 2006 as all options were cancelled in connection with the Acquisition. Our pro forma net income for the fifty-nine day period ended March 1, 2005 is as follows:

Predecessor
Fifty-Nine Day Period Ended March 1, 2005
(Unaudited)
Net loss	$(6,874)
Fair value based method compensation expense	21

Pro forma net loss	$(6,895)

8. Merger Agreement Subsequent Event

On May 1, 2006, Highmark Inc. (“Highmark”) and ECCA Holdings Corporation announced that HVHC, Inc. (“HVHC”), a subsidiary of Highmark, and ECCA Holdings have entered into a merger agreement pursuant to which ECCA Holdings will be merged with a wholly-owned subsidiary of HVHC, with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC. Eye Care Centers of America, Inc. is owned by ECCA Holdings and as a result of the merger will become an indirect wholly-owned subsidiary of Highmark. The board of directors of both companies approved the merger, subject to the approval of ECCA Holdings’ stockholders and customary regulatory approvals. The transaction is expected to close in the third quarter of 2006. Citigroup Corporate Investment Banking and PNC Capital Markets have provided a financing commitment.

On May 8, 2006, Eye Care Centers of America, Inc. announced that it had commenced a cash tender offer for its outstanding 10 3/4% Senior Subordinated Notes due 2015. A related solicitation of consents to certain amendments to the indenture governing the Notes was also announced. The tender offer is being made in connection with the May 1st merger announcement.

9. Condensed Consolidating Information (Unaudited) (Dollars in Thousands)

The Notes were issued by us and are guaranteed by all of our subsidiaries but are not guaranteed by ODs. The subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several. The following condensed consolidating financial information presents (i) our financial position, results of operations and cash flows, as parent, as if we accounted for our subsidiaries using the equity method, (ii) the subsidiaries, and (iii) ODs. There were no transactions between the subsidiaries during any of the periods presented. Separate financial statements of the subsidiaries are not presented herein as we do not believe that such statements would be material to investors.

Consolidating Balance Sheets

For the Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$73	$17,012	$697	$—	$17,782
Accounts and notes receivable	162,042	49,251	3,200	(204,049)	10,444
Inventory	—	28,760	1,882	—	30,642
Deferred income taxes, net	116	—	—	—	116
Prepaid expenses and other	1,653	8,461	44	—	10,158

Total current assets	163,884	103,484	5,823	(204,049)	69,142
Property and equipment	—	50,459	66	—	50,525
Intangibles	261,242	107,195	88	(25)	368,500
Other assets	24,855	569	—	—	25,424
Deferred income taxes, net	16,271	—	—	—	16,271
Investment in subsidiaries	8,251	—	—	(8,251)	—

Total Assets	$474,503	$261,707	$5,977	$(212,325)	$529,862

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$219,285	$4,390	$(204,049)	$19,635
Current portion of long-term debt	1,237	417	—	—	1,654
Deferred revenue	—	3,448	452	—	3,900
Accrued payroll expense	—	8,218	387	—	8,605
Accrued interest	7,934	—	—	—	7,934
Other accrued expenses	1,803	6,329	1,654	—	9,786

Total current liabilities	10,983	237,697	6,883	(204,049)	51,514
Long-term debt, less current maturities	312,843	1,400	—	—	314,243
Deferred rent	—	1,582	116	—	1,698

Total liabilities	323,826	240,679	6,999	(204,049)	367,455

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	162,690	(994)	(3,224)	(25)	158,447
Accumulated equity (deficit)	(12,013)	22,022	2,202	(8,251)	3,960

Total shareholders’ equity (deficit)	150,677	21,028	(1,022)	(8,276)	162,407

	$474,503	$261,707	$5,977	$(212,325)	$529,862

Condensed Consolidating Statements of Income

For the Fifty-Nine Day Period Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
Revenues:
Optical sales	$—	$57,670	$17,169	$—	$74,839
Management fees	—	5,328	—	(4,768)	560
Equity earnings in subsidiaries	4,220	—	—	(4,220)	—

Total net revenues	4,220	62,998	17,169	(8,988)	75,399
Operating costs and expenses:
Cost of goods sold	—	19,504	3,144	—	22,648
Selling, general and administrative expenses	102	33,961	12,931	(4,768)	42,226
Transaction expenses	15,642	—	—	—	15,642

Total operating costs and expenses	15,744	53,465	16,075	(4,768)	80,516

Income from operations	(11,524)	9,533	1,094	(4,220)	(5,117)
Interest expense, net	182	3,251	—	—	3,433
Income tax expense	(4,832)	3,156	—	—	(1,676)

Net income (loss)	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)

Condensed Consolidating Statements of Cash Flows For the Fifty-Nine Day Period Ended March 1, 2005
	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
Cash flows from operating activities:
Net income	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	2,683	—	—	2,683
Amortization of debt issue costs	8	301	—	—	309
Deferred liabilities and other	(1,904)	167	24	—	(1,713)
Deferred financing costs write-off	3,534				3,534
Equity earnings in subsidiaries	(4,220)	—	—	4,220	—
Increase/(decrease) in operating assets and liabilities	2,731	1,602	(562)	—	3,771

Net cash provided by operating activities	(6,725)	7,879	556	—	1,710

Cash flows from investing activities:
Acquisition of property and equipment	—	(1,850)	—	—	(1,850)

Net cash used in investing activities	—	(1,850)	—	—	(1,850)

Cash flows from financing activities:
Payments on debt and capital leases	(213,819)	(53)	—	—	(213,872)
Payments for refinancing fees	(16,925)	—	—	—	(16,925)
Proceeds from issuance of debt	314,713	—	—	—	314,713
Retirement of treasury stock	1,668	—	—	—	1,668
Retirement of preferred stock	(72,318)	—	—	—	(72,318)
Common stock buyback	(168,116)	—	—	—	(168,116)
Common stock sale, net	158,521	—	—	—	158,521

Net cash used in financing activities	3,724	(53)	—	—	3,671

Net increase in cash and cash equivalents	(3,001)	5,976	556	—	3,531
Cash and cash equivalents at beginning of period	2,582	337	179	—	3,098

Cash and cash equivalents at end of period	$(419)	$6,313	$735	$—	$6,629

Condensed Consolidating Statements of Income

For the Thirty-Two Day Period Ended April 2, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$32,721	$5,790	$—	$38,511
Management fees	—	2,758	—	(2,425)	333
Equity earnings in subsidiaries	(4,028)	—	—	4,028	—

Total net revenues	(4,028)	35,479	5,790	1,603	38,844
Operating costs and expenses:
Cost of goods sold	—	9,836	1,259	—	11,095
Selling, general and administrative expenses	(9,039)	25,869	5,437	(2,425)	19,842
Transaction expenses	—	—	—	—	—

Total operating costs and expenses	(9,039)	35,705	6,696	(2,425)	30,937

Income from operations	5,011	(226)	(906)	4,028	7,907
Interest expense, net	(298)	3,075	—	—	2,777
Income tax expense	2,231	(179)	—	—	2,052

Net income	$3,078	$(3,122)	$(906)	$4,028	$3,078

Condensed Consolidating Statements of Cash Flows For the Thirty-Two Day Period Ended April 2, 2005
	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$3,078	$(3,122)	$(906)	$4,028	$3,078
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	1,099	—	—	1,099
Amortization of debt issue costs	21	185	—	—	206
Deferred liabilities and other	(693)	2,420	(24)	—	1,703
Deferred financing costs write-off	(3,534)	3,534	—	—	—
Equity earnings in subsidiaries	4,028	—	—	(4,028)	—
Increase/(decrease) in operating assets and liabilities	2,454	3,404	817	—	6,675

Net cash provided by operating activities	5,354	7,520	(113)	—	12,761

Cash flows from investing activities:
Acquisition of property and equipment	—	(234)	—	—	(234)

Net cash used in investing activities	—	(234)	—	—	(234)

Cash flows from financing activities:
Payments on debt and capital leases	(22)	(4)	—	—	(26)
Payments for refinancing fees	3,354	(3,819)	—	—	(465)
Proceeds from issuance of debt	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—
Retirement of preferred stock	—	—	—	—	—
Common stock buyback	—	—	—	—	—
Common stock sale, net	—	—	—	—	—

Net cash used in financing activities	3,332	(3,823)	—	—	(491)

Net increase in cash and cash equivalents	8,686	3,463	(113)	—	12,036
Cash and cash equivalents at beginning of period	(419)	6,313	735	—	6,629

Cash and cash equivalents at end of period	$8,267	$9,776	$622	$—	$18,665

Consolidating Balance Sheets

For the Thirteen Weeks Ended April 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS

Current assets:
Cash and cash equivalents	$37	$33,066	$330	$—	$33,433
Accounts and notes receivable	148,704	51,767	8,844	(198,923)	10,392
Inventory	—	29,115	1,315	—	30,430
Deferred income taxes, net	116	—	—	—	116
Prepaid expenses and other	1,241	7,559	47	—	8,847

Total current assets	150,098	121,507	10,536	(198,923)	83,218

Property and equipment	—	50,538	66	—	50,604
Intangibles	260,874	107,195	87	(25)	368,131
Other assets	24,032	471	—	—	24,503
Deferred income taxes, net	13,218	—	—	—	13,218
Investment in subsidiaries	25,117	—	—	(25,117)	—

Total Assets	$473,339	$279,711	$10,689	$(224,065)	$539,674

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10	$221,584	$930	$(198,923)	$23,601
Current portion of long-term debt	1,238	443	—	—	1,681
Deferred revenue	—	3,403	443	—	3,846
Accrued payroll expense	—	6,418	476	—	6,894
Accrued interest	3,209	—	—	—	3,209
Other accrued expenses	4,548	7,230	683	—	12,461

Total current liabilities	9,005	239,078	2,532	(198,923)	51,692
Long-term debt, less current maturities	312,076	1,275	—	—	313,351
Deferred rent	—	2,197	193	—	2,390

Total liabilities	321,081	242,550	2,725	(198,923)	367,433

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	162,690	(3,193)	(1,025)	(25)	158,447
Accumulated equity (deficit)	(10,432)	40,354	8,989	(25,117)	13,794

Total shareholders’ equity (deficit)	152,258	37,161	7,964	(25,142)	172,241

	$473,339	$279,711	$10,689	$(224,065)	$539,674

Condensed Consolidating Statements of Income

For the Thirteen Weeks Ended April 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$94,840	$25,782	$—	$120,622
Management fees	—	8,138	—	(7,163)	975
Equity earnings in subsidiaries	25,117	—	—	(25,117)	—

Total net revenues	25,117	102,978	25,782	(32,280)	121,597
Operating costs and expenses:
Cost of goods sold	—	27,299	4,896	—	32,195
Selling, general and administrative expenses	749	52,590	19,053	(7,163)	65,229

Total operating costs and expenses	749	79,889	23,949	(7,163)	97,424

Income from operations	24,368	23,089	1,833	(25,117)	24,173
Interest expense, net	8,246	(195)	—	—	8,051
Income tax expense	6,268	(839)	839	—	6,268

Net income	$9,854	$24,123	$994	$(25,117)	$9,854

Condensed Consolidating Statements of Cash Flows For the Thirteen Weeks Ended April 1, 2006
	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$9,854	$24,123	$994	$(25,117)	$9,854
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	4,130	—	—	4,130
Amortization of debt issue costs	632	(1)	—	—	631
Deferred liabilities and other	3,422	582	68	—	4,072
Equity earnings in subsidiaries	(25,117)	—	—	25,117	—
Increase/(decrease) in operating assets and liabilities	12,018	(8,461)	(1,429)	—	2,128

Net cash provided by (used in) operating activities	809	20,373	(367)	—	20,815

Cash flows from investing activities:
Acquisition of property and equipment	—	(4,221)	—	—	(4,221)

Net cash used in investing activities	—	(4,221)	—	—	(4,221)

Cash flows from financing activities:
Payments on debt and capital leases	(825)	(98)	—	—	(923)
Dividend to parent	(20)	—	—	—	(20)

Net cash used in financing activities	(845)	(98)	—	—	(943)

Net increase in cash and cash equivalents	(36)	16,054	(367)	—	15,651
Cash and cash equivalents at beginning of period	73	17,012	697	—	17,782

Cash and cash equivalents at end of period	$37	$33,066	$330	$—	$33,433

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 385 stores in 36 states, including 319 directly-owned stores and 66 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 319 directly-owned stores, as well as the results of 53 of the 66 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 372 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 372 consolidated stores, as well as the professional fees of the optometrists at 181 of the stores. These 181 stores include 85 stores where the optometrist is our employee or an independent contractor, the 53 stores operated by an OD PC that are consolidated in our results and the 43 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expense related to opening new stores adversely affects our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we believe the opportunity exists to open approximately 15 new stores in fiscal 2006 and 25 new stores in fiscal 2007 in existing and new markets. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

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

Results of Operations

The following table sets forth the percentage relationship to net revenues of certain income statement data. In order to provide the most beneficial performance comparison, the period January 2, 2005 to March 1, 2005 of the Predecessor and the period March 2, 2005 to April 2, 2005 of the Company have been combined to represent a total thirteen week period. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Thirteen Weeks Ended
	April 2, 2005		April 1, 2006
Statement of Income Data:
NET REVENUES:
Optical sales	99.2%		99.2%
Management fee	0.8		0.8

Total net revenues	100.0		100.0

OPERATING COSTS AND EXPENSES:
Cost of goods sold	29.8	*	26.7	*
Selling, general and administrative expenses	54.8	*	54.1	*
Transaction expenses	13.7		—

Total operating costs and expenses	97.6		80.1

INCOME FROM OPERATIONS	2.4		19.9

INTEREST EXPENSE, NET	5.4		6.6

INCOME TAX EXPENSE	0.3		5.2

NET INCOME (LOSS)	(3.3)%		8.1%

*	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

The Thirteen Weeks Ended April 1, 2006 Compared to the Thirteen Weeks Ended April 2, 2005.

Net Revenues. Net revenues increased to $121.6 million for the thirteen weeks ended April 2, 2006 from $114.2 million for the thirteen weeks ended April 1, 2005. The increase in revenues compared to the first quarter of fiscal 2005 was primarily driven by a 5.4% increase in comparable store sales and new store openings. Net revenues attributable to new stores opened after the first quarter of fiscal 2005 were $1.6 million. Comparable transactions increased by 2.9% and average ticket increased by 2.5% compared to the first quarter of fiscal 2005. The increase in average ticket was the result of a continued increase in the sale of premium lenses. Total managed vision care sales increased by 1.5% compared to the first quarter of fiscal 2005. The growth in managed vision care was primarily due to an increase in plans offered by our two largest managed vision care partners. The growth is from both new and existing accounts which they administer. In addition, we opened five new stores and closed one store in the first quarter of fiscal 2006.

Gross Profit. Gross profit increased to $88.4 million for the thirteen weeks ended April 1, 2006 from $79.6 million for the thirteen weeks ended April 2, 2005. Gross profit as a percentage of optical sales increased to 73.3% for the thirteen weeks ended April 1, 2006 from 70.2% for the thirteen weeks ended April 2, 2005. This increase was largely the result of an increase in the sales mix of higher margin premium lenses and the sale of lower cost frames purchased from China.

Selling General & Administrative Expenses (SG&A). SG&A increased to $65.2 million for the thirteen weeks ended April 1, 2006 from $62.1 million for the thirteen weeks ended April 2, 2005. SG&A, as a percentage of optical sales, decreased to 54.1% for the thirteen weeks ended April 1, 2006 from 54.8% for the thirteen weeks ended April 2, 2005. This percentage decrease was primarily due to increased sales from more efficient advertising promotions and the leveraging of retail payroll expenses which were offset by increased overhead and depreciation expenditures.

Net Interest Expense. Net interest expense increased to $8.1 million for the thirteen weeks ended April 1, 2006 from $6.2 million for the thirteen weeks ended April 2, 2005. This increase was primarily due to larger outstanding debt balances as a result of the acquisition and an increase in interest rates as compared to the first quarter of fiscal 2005.

Income Tax Expense. Income tax expense increased to $6.3 million for the thirteen weeks ended April 1, 2006 from $0.4 million for the thirteen weeks ended April 2, 2005. The effective tax rate for the thirteen weeks ended April 1, 2006 was affected by our positive net income while the thirteen weeks ended April 2, 2005 was affected by our transaction expenses and their tax deductibility.

Net Income. Net income increased to $9.9 million for the thirteen weeks ended April 1, 2006 from a net loss of $3.8 million for the thirteen weeks ended April 2, 2005. This was primarily as a result of the transaction expenses incurred during the first quarter of fiscal 2005.

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

Sources of Capital

Our short-term and long-term liquidity needs arise primarily from: (i) interest payments primarily related to our New Credit Facility and the Notes; (ii) capital expenditures, including those for opening new stores; and (iii) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures and working capital requirements principally from cash from operations. We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the cash necessary to fund our operations, interest expense, capital expenditures and working capital requirements. There are currently no restrictions on the ability of our subsidiaries to transfer funds to us.

Cash flows from operating activities provided net cash of $20.8 million for the thirteen weeks ended April 1, 2006 and $14.5 million for the thirteen weeks ended April 2, 2005. Our other sources of working capital are cash on hand and funding from our revolving credit facility. As of April 1, 2006, we had $33.4 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our New Credit Facility, excluding $2.7 million letters of credit outstanding.

Payments on debt and issuance of debt and equity transactions related to the Acquisition have been our principal financing activities. Cash flows used in financing activities were $0.9 million for the thirteen weeks ended April 1, 2006. Cash flows provided by financing activities were $3.2 million for the thirteen weeks ended April 2, 2005.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $31.5 million as of April 1, 2006. Our working capital was $17.6 million as of December 31, 2005.

Capital expenditures were $4.2 million for the thirteen weeks ended April 1, 2006 compared to $2.1 million for the thirteen weeks ended April 2, 2006. Capital expenditures for all of 2006 are projected to be approximately $15.4 million. Of the planned 2006 capital expenditures, approximately $6.1 million is related to commitments to new stores and approximately $9.3 million is expected to be for improvement of existing facilities and systems.

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

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The term loan facility began amortizing in the third quarter of fiscal 2005 and will continue through the date of maturity in fiscal 2012 according to the following schedule:

Year	Amount (in millions)
2006	$1.24
2007	1.65
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	153.86

$163.35

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

The applicable margin for borrowings under our Revolver will be determined pursuant to a pricing grid based on the attainment of certain leverage ratios. The applicable margins for borrowings under the Term Loan Facility are not subject to adjustment.

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

As of April 1, 2006 we were in compliance with all of our financial covenants.

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

In connection with the borrowings made under the New Credit Facility, we incurred approximately $8.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Credit Facility. The unamortized amount of debt issuance costs as of April 1, 2006 related to the New Credit Facility was $6.7 million.

Notes

On February 4, 2005, we issued $152.0 million aggregate principal amount of our 10 3/4% Senior Subordinated Notes (the “Initial Notes”) due 2015. The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the “Notes”). The registration statement was declared effective on September 26, 2005. The exchange period ended October 31, 2005. The Notes are the only notes of the Company which are currently outstanding.

The Notes:

•	are general unsecured, senior subordinated obligations of the Company;

•	are limited to an aggregate principal amount of $152.0 million, subject to our ability to issue additional notes;

•	mature on February 15, 2015;

•	are represented by one or more registered notes in global form, but in certain circumstances may be represented by notes in definitive form ;

•	are subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including the New Credit Facility;

•	rank equally in right of payment to any future Senior Subordinated Indebtedness of the Company;

•	are unconditionally guaranteed on a senior subordinated basis by each existing Subsidiary of the Company and any future Restricted Subsidiary of the Company that is not a Foreign Subsidiary;

•	are effectively subordinated to any future Indebtedness and other liabilities of Subsidiaries of the Company that are not guaranteeing the notes;

•	may default in the event there is a failure to make an interest or principal payment under the New Credit Facility.

Interest. Interest on the Notes compounds semi-annually and:

•	accrues at the rate of 10.75% per annum;

•	accrues from the date of original issuance or, if interest has already been paid, from the most recent interest payment date;

•	is payable in cash semi-annually in arrears on February 15 and August 15, commencing on August 15, 2005;

•	is payable to the holders of record on the February 1 and August 1 immediately preceding the related interest payment dates; and

•	is computed on the basis of a 360-day year comprised of twelve 30-day months.

Optional redemption. At any time prior to February 15, 2010, the Company may redeem all or part of the Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium as of the date of redemption, plus (iii) accrued and unpaid interest on the notes, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

Covenants. The Notes contain customary affirmative and negative covenants including but not limited to:

•	payment of securities

•	limitation on indebtedness;

•	limitation on restricted payments;

•	limitation on liens;

•	initial and future subsidiary guarantors;

•	change of control.

In connection with the borrowings made under the Initial Notes, we incurred approximately $10.3 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the notes. The unamortized amount of debt issuance costs as of April 1, 2006 related to the notes was $9.1 million.

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

Contractual Obligations. We are committed to make cash payments in the future on the following types of agreements:

•	Long term debt; and

•	Operating leases for stores and office facilities.

The following table reflects a summary of our contractual obligations as of April 1, 2006:

	Payments due by period
	Total	Less than 1 yr	1 to 3 yrs	3 to 5 yrs	More than 5 yrs
Long Term Debt (1)	$313,314	$1,238	$3,300	$3,300	$305,476
Capital Lease Obligations	1,718	443	621	641	13
Operating Leases (2)	160,473	33,734	58,542	37,024	31,173
Interest on Long-Term Debt Obligations (3)	213,628	27,894	55,436	54,968	75,330

Total Future Principal Payments on Contractual Obligations	$689,133	$63,309	$117,899	$95,933	$411,992

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $165.0 million of floating rate debt under our new senior credit facility. See “Description of new senior credit facility-Interest.” Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See “Description of new senior credit facility-Mandatory prepayment.”
(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.
(3)	Represents interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 7.1% annual interest on $165.0 million of floating rate debt under our new senior credit facility. The assumed 7.1% interest on the new senior credit facility represents rates at April 1, 2006. The new senior credit facility has quarterly principal payments of $412,000 and a final payment of $153,862,500 due March 1, 2012.

Off-balance sheet arrangements. As of April 1, 2006 our only off-balance sheet arrangements were letters of credit, in the amount of $2.7 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our New Credit Facility.

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

You should not place undue reliance on these forward-looking statements, which reflect our management’s view and various assumptions only as of the date of this report. Because these forward-looking statements involve risks and uncertainties, many of which are beyond our control, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our assumptions, plans, objectives, expectations and intentions with respect to the following:

•	our competitive environment;

•	the cost and effect of legal, tax or regulatory proceedings;

•	changes in general economic conditions;

•	changes to our regulatory environment;

•	our ability to maintain our relationships with optometrists;

•	franchise claims by optometrists;

•	our ability to build and maintain managed vision care plans;

•	reduction of third-party reimbursement;

•	technological advances in vision care;

•	conflicts of interest between our controlling shareholders and noteholders;

•	failure to realize anticipated cost savings;

•	exposure to liability claims if we are unable to obtain adequate insurance;

•	changes in general industry and market conditions and growth rates;

•	loss of key management personnel;

•	changes in accounting policies applicable to our business;

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or future restructuring activities;

•	our substantial indebtedness;

•	restrictions imposed on our business by the terms of our indebtedness;

•	our ability to fund our capital requirements;

•	long-term impact of laser surgery on the optical industry;

•	our ability to open new stores and the financial impact derived from those openings.

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

Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our annual report on Form 10-K for the year ended December 31, 2005. The information appearing under “Risk Factors” on Form 10-K is incorporated by reference into and made a part of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the first quarter of fiscal 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

Our primary market risk exposure is interest rate risk. As of April 1, 2006, approximately $163.4 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $163.4 million in long-term borrowings, our annual interest expense would change by approximately $1.6 million.

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

There has been no change in our internal controls over financial reporting that occurred during the quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the first quarter of fiscal 2006. For further discussion, refer to our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” starting on page 22 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with Securities Exchange Commission on March 27, 2006.

We may not complete the Merger or the Change of Control Offer

On May 1, 2006, Highmark Inc. (“Highmark”) and our parent, ECCA Holdings Corporation (“Holdings”) announced that HVHC, Inc. (“HVHC”), a subsidiary of Highmark, and Holdings entered into a merger agreement pursuant to which Holdings will be merged with a wholly-owned subsidiary of HVHC, with Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC (the “Merger”). As a result of the Merger, we will become an indirect wholly-owned subsidiary of Highmark. The transaction is expected to close in the third quarter of 2006.

The Merger is subject to the approval of Holdings’s stockholders and customary regulatory approvals. If we do not complete the Merger, we will not be required to make a Change of Control Offer or repurchase any Notes.

ITEM 5. OTHER INFORMATION

Recent Developments

On May 1, 2006, Highmark and Holdings announced that HVHC and Holdings entered into a merger agreement pursuant to which Holdings will be merged with a wholly-owned subsidiary of HVHC, with Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC. As a result of the Merger, we will become an indirect wholly-owned subsidiary of Highmark. The transaction is expected to close in the third quarter of 2006.

The Merger, if completed, will constitute a “Change of Control” under the terms of the indenture governing the Notes. Not later than 30 days following the Change of Control, we will be required to make a “Change of Control Offer” to the holders of our Notes, whereby each holder will have the right to require that we repurchase all or any part of such holder’s Notes at a purchase price in cash equal to 101% of the principal amount of such Notes, plus accrued and unpaid interest, if any.

The Merger will also constitute an event of default under the terms of the New Credit Facility. Pursuant to the terms of the New Credit Facility, upon an event of default, the lenders under the New Credit Facility have the right to terminate their commitments under the Revolver and declare all loans immediately due and payable.

Vision Service Plan. Vision Service Plan (“VSP”) is a managed vision care network that accounts for approximately $5.0 in annual revenues. We were removed from that network in September, 2005. In October 2005, a Kentucky court ordered injunction was issued preventing VSP from removing us from the network until further ordered by the court. We expect this matter to be resolved in early 2006.

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company filed a report on Form 8-K dated April 25, 2006 under Item 8.01.. Other Events that reported the Company entered into a merger Agreement with HVHC, Inc., a subsidiary of Highmark Inc., pursuant to which the Company will be merged with a wholly-owned subsidiary of HVHC, Inc. The Company filed a report on Form 8-K dated May 8, 2006 under Item 8.01. Other Events that reported the Company had announced the commencement of a cash tender offer for its outstanding 10 3/4% Senior Subordinated Notes due 2015.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE CARE CENTERS OF AMERICA, INC.

Date:	May 16, 2006

by:	/s/ Douglas C. Shepard
Douglas C. Shepard
Executive Vice President and Chief Financial Officer