Form 10-Q
period 2006-07-01
EYE CARE CENTERS OF AMERICA INC
filed 2006-10-06
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2006.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at September 13, 2006
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

Page Number
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2005 and July 1, 2006 (Unaudited)	2

Condensed Consolidated Statements of Income for the Thirteen Weeks Ended July 2, 2005 (Unaudited) and July 1, 2006 (Unaudited), for the Fifty-Nine Day Period Ended March 1, 2005, for the One Hundred Twenty-Three Day Period Ended July 2, 2005 (Unaudited) and for the Twenty-Six Weeks Ended July 1, 2006 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Fifty-Nine Day Period Ended March 1, 2005, for the One Hundred Twenty-Three Day Period Ended July 2, 2005 (Unaudited) and for the Twenty-Six Weeks Ended July 1, 2006 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5-16

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	29

Part II - Other Information

Item 1. Legal Proceedings	30

Item 5. Other Information	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2005	July 1, 2006
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$17,782	$40,225
Accounts and notes receivable, net	10,444	9,595
Inventory, net	30,642	29,830
Deferred income taxes, net	116	116
Prepaid expenses and other	10,158	10,233

Total current assets	69,142	89,999
PROPERTY & EQUIPMENT, net	50,525	50,798
GOODWILL	368,500	368,131
OTHER ASSETS	25,424	23,871
DEFERRED INCOME TAXES, net	16,271	13,218

Total assets	$529,862	$546,017

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,635	$19,477
Current maturities of long-term debt	1,654	1,646
Deferred revenue	3,900	3,501
Accrued payroll expense	8,605	8,065
Accrued interest	7,934	7,028
Other accrued expenses	9,786	14,820

Total current liabilities	51,514	54,537
LONG TERM DEBT, less current maturities	314,243	312,924
DEFERRED RENT	1,698	3,010

Total liabilities	367,455	370,471

SHAREHOLDERS’ EQUITY:
Common stock	—	—
Additional paid-in capital	158,447	158,447
Retained earnings	3,960	17,099

Total shareholders’ equity	162,407	175,546

	$529,862	$546,017

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

	Company	Company	Predecessor	Company	Company
	Thirteen Weeks Ended	Thirteen Weeks Ended	Fifty-Nine Day Period Ended	One Hundred Twenty-Three Day Period Ended	Twenty-Six Weeks Ended
	July 2, 2005	July 1, 2006	March 1, 2005	July 2, 2005	July 1, 2006
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$98,574	$104,509	$74,839	$137,085	$225,131
Management fee	807	541	560	1,140	1,516

Total net revenues	99,381	105,050	75,399	138,225	226,647

OPERATING COSTS AND EXPENSES:
Cost of goods sold	30,872	28,550	22,648	41,968	60,745
Selling, general and administrative expenses	58,272	63,582	42,226	78,114	128,811
Transaction expenses	—	—	15,642	—	—

Total operating costs and expenses	89,144	92,132	80,516	120,082	189,556

INCOME (LOSS) FROM OPERATIONS	10,237	12,918	(5,117)	18,143	37,091

INTEREST EXPENSE, NET	7,255	7,358	3,433	10,031	15,409

INCOME (LOSS) BEFORE INCOME TAXES	2,982	5,560	(8,550)	8,112	21,682

INCOME TAX EXPENSE (BENEFIT)	1,193	2,255	(1,676)	3,245	8,523

NET INCOME (LOSS)	1,789	3,305	(6,874)	4,867	13,159

LESS PREFERRED STOCK DIVIDENDS	—	—	1,493	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$1,789	$3,305	$(8,367)	$4,867	$13,159

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

	Predecessor	Company
	Fifty-Nine Day Period Ended March 1, 2005	One Hundred Twenty-Three Day Period Ended July 2, 2005	Twenty-Six Weeks Ended July 1, 2006
		(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,874)	$4,867	$13,159
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,683	4,731	7,819
Amortization of debt issue costs	309	1,040	1,260
Deferred liabilities and other	(1,713)	2,283	4,438
Deferred financing costs write-off	3,534	—	—
Increase in operating assets and liabilities	3,771	14,523	5,423

Net cash provided by operating activities	1,710	27,444	32,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,850)	(4,015)	(8,195)

Net cash used in investing activities	(1,850)	(4,015)	(8,195)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(213,872)	(8,061)	(1,441)
Dividend to parent	—	—	(20)
Payments for refinancing fees	(16,925)	(599)	—
Proceeds from issuance of debt	314,712	—	—
Retirement of treasury stock	1,668	—	—
Retirement of preferred stock	(72,318)	—	—
Common stock buyback	(168,116)	—	—
Common stock sale, net	158,521	—	—

Net cash provided by (used in) in financing activities	3,670	(8,660)	(1,461)

NET INCREASE IN CASH	3,530	14,769	22,443
CASH AND CASH EQUIVALENTS, beginning of period	3,098	6,628	17,782

CASH AND CASH EQUIVALENTS, end of period	$6,628	$21,397	$40,225

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Condensed Consolidated Balance Sheet for the year ended December 31, 2005 was derived from the audited financial statements as of that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. We believe that all adjustments considered necessary for a fair presentation have been included and are of a normal, recurring nature. Operating results for the thirteen week and twenty-six week periods ended July 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2006 (“fiscal 2006”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (“fiscal 2005”).

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

The Acquisition was accounted for using the push-down method of accounting. Accordingly, a portion of the purchase price was allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price, $368.1 million, included in goodwill. Approximately $54.2 million of this goodwill will remain deductible for tax purposes.

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

•	Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $2.7 million at December 31, 2005 and July 1, 2006.

•	Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $1.3 million and $1.6 million at December 31, 2005 and July 1, 2006, respectively.

•	Goodwill represents approximately 67% of our assets and consists of the amount by which the purchase price exceeds the market value of acquired net assets. Goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us.

•	Valuation allowances for deferred tax assets reduce deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable due to taxable losses. Although realization is not assured due to historical taxable income and the probability of future taxable income, we believe it is more likely than not that all of the deferred tax asset will be realized.

•

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $1.1 million, which is included in other accrued expenses, as of July 1, 2006 is adequate to cover future benefit payments for claims that occurred prior to July 1, 2006.

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

During the twenty-six weeks ended July 1, 2006, we expensed approximately $1.0 million related to the above arrangements.

5. Income Taxes

We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

6. Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	Predecessor	Company
	Fifty-Nine Day Period Ended March 1, 2005	One Hundred Twenty-Three Day Period Ended July 2, 2005	Twenty-Six Weeks Ended July 1, 2006
		(Unaudited)	(Unaudited)
Cash paid for interest	$5,213	$3,724	$15,904
Dividends accrued on preferred stock	$1,493	$—	$—
Cash paid for taxes	$8	$635	$480

7. Stock Based Compensation (dollars in thousands)

We accounted for stock based compensation in accordance with APB 25. As all options were granted at fair market value, no compensation expense was recorded for options granted. The pro forma calculations include only the effects of 2002, 2003 and 2004 grants as all grants previous to 2002 were exercised or cancelled. As such the impacts are not necessarily indicative of the effects on reported net income of future years. No options were outstanding during the twenty-six week period ended July 1, 2006 as all options were cancelled in connection with the Acquisition. Our pro forma net income for the fifty-nine day period ended March 1, 2005 is as follows:

Predecessor
Fifty-Nine Day Period Ended March 1, 2005
Net loss	$(6,874)
Fair value based method compensation expense	21

Pro forma net loss	$(6,895)

8. Accounting Standards and Disclosures

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Intepretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” (‘FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to adopt the provisions of FIN 48 during the first fiscal year beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

9. Merger Agreement Subsequent Event

On May 1, 2006, HVHC, Inc. (“HVHC”), a subsidiary of Highmark Inc. (“Highmark”), and ECCA Holdings Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which ECCA Holdings was merged with a wholly-owned subsidiary of HVHC, with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC. Eye Care Centers of America, Inc. is owned by ECCA Holdings and as a result of the merger became an indirect wholly-owned subsidiary of Highmark. The board of directors of both companies approved the merger as well as the shareholders of ECCA Holdings. The transaction closed on August 1, 2006.

The aggregate merger consideration paid to the shareholders of ECCA Holdings to redeem all common stock consisted of $313.7 million in cash. The purchase price is subject to a final adjustment defined by the Merger Agreement. We obtained a waiver on our New Credit Facility (defined later in this document) for the change of control provisions related to the Merger Agreement. In addition, we concluded a mandatory change of control offer on our Notes (defined later in this document) on August 11, 2006 without any redemptions.

In connection with the closing of the Merger Agreement, all common stock held by the directors and employees of the Company was cancelled and settled out of the proceeds of the merger consideration discussed above.

10. Condensed Consolidating Information (Unaudited) (dollars in thousands)

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

Consolidating Balance Sheets

For the Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$73	$17,012	$697	$—	$17,782
Accounts and notes receivable	162,042	49,251	3,200	(204,049)	10,444
Inventory	—	28,760	1,882	—	30,642
Deferred income taxes, net	116	—	—	—	116
Prepaid expenses and other	1,653	8,461	44	—	10,158

Total current assets	163,884	103,484	5,823	(204,049)	69,142

Property and equipment	—	50,459	66	—	50,525
Intangibles	261,242	107,195	88	(25)	368,500
Other assets	24,855	569	—	—	25,424
Deferred income taxes, net	16,271	—	—	—	16,271
Investment in subsidiaries	8,251	—	—	(8,251)	—

Total Assets	$474,503	$261,707	$5,977	$(212,325)	$529,862

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$219,285	$4,390	$(204,049)	$19,635
Current portion of long-term debt	1,237	417	—	—	1,654
Deferred revenue	—	3,448	452	—	3,900
Accrued payroll expense	—	8,218	387	—	8,605
Accrued interest	7,934	—	—	—	7,934
Other accrued expenses	1,803	6,329	1,654	—	9,786

Total current liabilities	10,983	237,697	6,883	(204,049)	51,514
Long-term debt, less current maturities	312,843	1,400	—	—	314,243
Deferred rent	—	1,582	116	—	1,698

Total liabilities	323,826	240,679	6,999	(204,049)	367,455

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	162,690	(994)	(3,224)	(25)	158,447
Accumulated equity (deficit)	(12,013)	22,022	2,202	(8,251)	3,960

Total shareholders’ equity (deficit)	150,677	21,028	(1,022)	(8,276)	162,407

	$474,503	$261,707	$5,977	$(212,325)	$529,862

Condensed Consolidating Statements of Income

For the One Hundred Twenty-Three Day Period Ended July 2, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$115,142	$21,943	$—	$137,085
Management fees	—	8,971	—	(7,831)	1,140
Equity earnings in subsidiaries	6,632	—	—	(6,632)	—

Total net revenues	6,632	124,113	21,943	(14,463)	138,225
Operating costs and expenses:
Cost of goods sold	—	37,808	4,160	—	41,968
Selling, general and administrative expenses	(8,310)	74,448	19,807	(7,831)	78,114

Total operating costs and expenses	(8,310)	112,256	23,967	(7,831)	120,082

Income from operations	14,942	11,857	(2,024)	(6,632)	18,143
Interest expense, net	6,701	3,330	—	—	10,031
Income tax expense	3,374	(129)	—	—	3,245

Net income	$4,867	$8,656	$(2,024)	$(6,632)	$4,867

Condensed Consolidating Statements of Income

For the Fifty-Nine Day Period Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
Revenues:
Optical sales	$—	$57,670	$17,169	$—	$74,839
Management fees	—	5,328	—	(4,768)	560
Equity earnings in subsidiaries	4,220	—	—	(4,220)	—

Total net revenues	4,220	62,998	17,169	(8,988)	75,399
Operating costs and expenses:
Cost of goods sold	—	19,504	3,144	—	22,648
Selling, general and administrative expenses	102	33,961	12,931	(4,768)	42,226
Transaction expenses	15,642	—	—	—	15,642

Total operating costs and expenses	15,744	53,465	16,075	(4,768)	80,516

Income from operations	(11,524)	9,533	1,094	(4,220)	(5,117)
Interest expense, net	182	3,251	—	—	3,433
Income tax expense	(4,832)	3,156	—	—	(1,676)

Net income (loss)	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)

Condensed Consolidating Statements of Income

For the Thirteen Weeks Ended July 2, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$82,421	$16,153	$—	$98,574
Management fees	—	6,213	—	(5,406)	807
Equity earnings in subsidiaries	10,660	—	—	(10,660)	—

Total net revenues	10,660	88,634	16,153	(16,066)	99,381
Operating costs and expenses:
Cost of goods sold	—	27,971	2,901	—	30,872
Selling, general and administrative expenses	729	48,579	14,370	(5,406)	58,272

Total operating costs and expenses	729	76,550	17,271	(5,406)	89,144

Income from operations	9,931	12,084	(1,118)	(10,660)	10,237
Interest expense, net	6,999	256	—	—	7,255
Income tax expense	1,143	50	—	—	1,193

Net income	$1,789	$11,778	$(1,118)	$(10,660)	$1,789

Condensed Consolidating Statements of Cash Flows

For the One Hundred Twenty Three Days Ended July 2, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$4,867	$8,656	$(2,024)	$(6,632)	$4,867
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	4,731	—	—	4,731
Amortization of debt issue costs	80	960	—	—	1,040
Deferred liabilities and other	3,696	(1,396)	(17)	—	2,283
Tax benefit on option payments	—	—	—	—	—
Deferred financing costs write-off	(3,534)	3,534	—	—	—
Equity earnings in subsidiaries	4,220	—	—	(4,220)	—
Increase in operating assets and liabilities	6,500	6,328	1,695	—	14,523

Net cash provided by operating activities	15,829	22,813	(346)	(10,852)	27,444

Cash flows from investing activities:
Acquisition of property and equipment	—	(4,015)	—	—	(4,015)

Payments for new subsidiaries					—
Net cash used in investing activities	—	(4,015)	—	—	(4,015)

Cash flows from financing activities:
Payments on debt and capital leases	(7,985)	(76)	—	—	(8,061)
Payments for refinancing fees	3,605	(4,204)	—	—	(599)

Net cash used in financing activities	(4,380)	(4,280)	—	—	(8,660)

Net increase in cash and cash equivalents	11,449	14,518	(346)	(10,852)	14,769
Cash and cash equivalents at beginning of period	5,501	729	398	—	6,628

Cash and cash equivalents at end of period	$16,950	$15,247	$52	$(10,852)	$21,397

Condensed Consolidating Statements of Cash Flows

For the Fifty-Nine Day Period Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Predecessor
Cash flows from operating activities:
Net income	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	2,683	—	—	2,683
Amortization of debt issue costs	8	301	—	—	309
Deferred liabilities and other	(1,904)	167	24	—	(1,713)
Deferred financing costs write-off	3,534				3,534
Equity earnings in subsidiaries	(4,220)	—	—	4,220	—
Increase/(decrease) in operating assets and liabilities	2,731	1,602	(562)	—	3,771

Net cash provided by operating activities	(6,725)	7,879	556	—	1,710

Cash flows from investing activities:
Acquisition of property and equipment	—	(1,850)	—	—	(1,850)

Net cash used in investing activities	—	(1,850)	—	—	(1,850)

Cash flows from financing activities:
Payments on debt and capital leases	(213,819)	(53)	—	—	(213,872)
Payments for refinancing fees	(16,925)	—	—	—	(16,925)
Proceeds from issuance of debt	314,712	—	—	—	314,712
Retirement of treasury stock	1,668	—	—	—	1,668
Retirement of preferred stock	(72,318)	—	—	—	(72,318)
Common stock buyback	(168,116)	—	—	—	(168,116)
Common stock sale, net	158,521	—	—	—	158,521

Net cash used in financing activities	3,723	(53)	—	—	3,670

Net increase in cash and cash equivalents	(3,002)	5,976	556	—	3,530
Cash and cash equivalents at beginning of period	2,582	337	179	—	3,098

Cash and cash equivalents at end of period	$(420)	$6,313	$735	$—	$6,628

Condensed Consolidating Balance Sheet

July 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$650	$39,393	$182	$—	$40,225
Accounts and notes receivable	144,386	51,865	1,357	(188,013)	9,595
Inventory	—	27,925	1,905	—	29,830
Deferred income taxes	116	—	—	—	116
Prepaid expenses and other	824	9,363	46	—	10,233

Total current assets	145,976	128,546	3,490	(188,013)	89,999

Property and equipment	—	50,732	66	—	50,798
Intangibles	260,874	107,195	87	(25)	368,131
Other assets	23,204	667	—	—	23,871
Deferred income taxes	13,218	—	—	—	13,218
Investment in subsidiaries	39,141	—	—	(39,141)	—

Total assets	$482,413	$287,140	$3,643	$(227,179)	$546,017

LIABILITIES AND SHAREHOLDERS’ EQUITY/(DEFICIT)
Current liabilities:
Accounts payable	$10	$206,613	$867	$(188,013)	$19,477
Current portion of long-term debt	1,238	408	—	—	1,646
Deferred revenue	—	3,058	443	—	3,501
Accrued payroll expense	—	7,546	519	—	8,065
Accrued interest	7,028	—	—	—	7,028
Other accrued expenses	6,854	7,142	824	—	14,820

Total current liabilities	15,130	224,767	2,653	(188,013)	54,537
Long-term debt, less current maturities	311,720	1,204	—	—	312,924
Deferred rent	—	2,710	300	—	3,010

Total liabilities	326,850	228,681	2,953	(188,013)	370,471
Shareholders’ equity/(deficit)
Common stock	—	—	—	—	—
Additional paid-in capital	162,690	(994)	(3,224)	(25)	158,447
Accumulated equity/(deficit)	(7,127)	59,453	3,914	(39,141)	17,099

Total shareholders’ equity/(deficit)	155,563	58,459	690	(39,166)	175,546

	$482,413	$287,140	$3,643	$(227,179)	$546,017

Condensed Consolidating Statements of Income

For the Twenty-Six Weeks Ended July 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$177,590	$47,541	$—	$225,131
Management fees	—	16,512	—	(14,996)	1,516
Equity earnings in subsidiaries	39,141	—	—	(39,141)	—

Total net revenues	39,141	194,102	47,541	(54,137)	226,647
Operating costs and expenses:
Cost of goods sold	—	52,043	8,702	—	60,745
Selling, general and administrative expenses	1,508	103,748	38,551	(14,996)	128,811

Total operating costs and expenses	1,508	155,791	47,253	(14,996)	189,556

Income from operations	37,633	38,311	288	(39,141)	37,091
Interest expense, net	15,982	(573)	—	—	15,409
Income tax expense	8,492	13	18	—	8,523

Net income	$13,159	$38,871	$270	$(39,141)	$13,159

Condensed Consolidating Statements of Income

For the Thirteen Weeks Ended July 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$82,750	$21,759	$—	$104,509
Management fees	—	8,374	—	(7,833)	541
Equity earnings in subsidiaries	14,024	—	—	(14,024)	—

Total net revenues	14,024	91,124	21,759	(21,857)	105,050
Operating costs and expenses:
Cost of goods sold	—	24,744	3,806	—	28,550
Selling, general and administrative expenses	759	51,158	19,498	(7,833)	63,582

Total operating costs and expenses	759	75,902	23,304	(7,833)	92,132

Income from operations	13,265	15,222	(1,545)	(14,024)	12,918
Interest expense, net	7,736	(378)	—	—	7,358
Income tax expense	2,224	852	(821)	—	2,255

Net income	$3,305	$14,748	$(724)	$(14,024)	$3,305

Condensed Consolidating Statements of Cash Flows

For the Twenty Six-Weeks Ended July 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$13,159	$38,871	$270	$(39,141)	$13,159
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	7,819	—	—	7,819
Amortization of debt issue costs	1,261	(1)	—	—	1,260
Deferred liabilities and other	3,422	841	175	—	4,438
Equity earnings in subsidiaries	(39,141)	—	—	39,141	—
Increase/(decrease) in operating assets and liabilities	23,133	(16,750)	(960)	—	5,423

Net cash provided by operating activities	1,834	30,780	(515)	—	32,099

Cash flows from investing activities:
Acquisition of property and equipment	—	(8,195)	—	—	(8,195)

Net cash used in investing activities	—	(8,195)	—	—	(8,195)

Cash flows from financing activities:
Payments on debt and capital leases	(1,237)	(204)	—	—	(1,441)
Dividend to parent	(20)	—	—	—	(20)

Net cash used in financing activities	(1,257)	(204)	—	—	(1,461)

Net increase in cash and cash equivalents	577	22,381	(515)	—	22,443
Cash and cash equivalents at beginning of period	73	17,012	697	—	17,782

Cash and cash equivalents at end of period	$650	$39,393	$182	$—	$40,225

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

Results of Operations

The following table sets forth the percentage relationship to net revenues of certain income statement data. In order to provide the most beneficial performance comparison, the period January 2, 2005 to March 1, 2005 of the Predecessor and the period March 2, 2005 to July 2, 2005 of the Company have been combined to represent a total twenty-six week period. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 2, 2005		July 1, 2006		July 2, 2005		July 1, 2006
Statement of Income Data:
NET REVENUES:
Optical sales	99.2%		99.5%		99.2%		99.3%
Management fee	0.8		0.5		0.8		0.7

Total net revenues	100.0		100.0		100.0		100.0

OPERATING COSTS AND EXPENSES:
Cost of goods sold	31.3	*	27.3	*	30.5	*	27.0	*
Selling, general and administrative expenses	59.1	*	60.8	*	56.8	*	57.2	*
Transaction expenses	0.0		0.0		7.3		0.0

Total operating costs and expenses	89.7		87.7		93.9		83.6

INCOME FROM OPERATIONS	10.3		12.3		6.1		16.4
INTEREST EXPENSE, NET	7.3		7.1		6.3		6.8
INCOME TAX EXPENSE	1.2		2.1		0.7		3.8

NET INCOME (LOSS)	1.8%		3.1%		(0.9)%		5.8%

*	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

The Thirteen Weeks Ended July 1, 2006 Compared to the Thirteen Weeks Ended July 2, 2005.

Net Revenues. Net revenues increased to $105.1 million for the thirteen weeks ended July 1, 2006 from $99.4 million for the thirteen weeks ended July 2, 2005. The increase in revenues compared to the second quarter of fiscal 2005 was primarily driven by a 4.6% increase in comparable store sales and new store openings. Net revenues attributable to new stores in the second quarter of fiscal 2006 were $1.7 million. Comparable transactions increased by 1.8% and average ticket increased by 2.8% compared to the second quarter of fiscal 2005. The increase in average ticket was the result of a continued increase in the sale of premium lenses. Total managed vision care sales increased by 5.4% compared to the second quarter of fiscal 2005. The growth in managed vision care was primarily due to an increase in plans offered by our two largest managed vision care partners. The growth is from both new and existing accounts which they administer. In addition, we opened four new stores and closed three stores in the second quarter of fiscal 2006.

Gross Profit. Gross profit increased to $76.0 million for the thirteen weeks ended July 1, 2006 from $67.7 million for the thirteen weeks ended July 2, 2005. Gross profit as a percentage of optical sales increased to 72.7% for the thirteen weeks ended July 1, 2006 from 68.7% for the thirteen weeks ended July 2, 2005. This increase was largely the result of the sale of lower cost frames purchased from China resulting in approximately $1.2 million in savings for the quarter and an increase in the sales mix of higher margin premium lenses. Also, margin was positively impacted by the increase in the sales mix of high margin value and private label frames.

Selling General & Administrative Expenses (SG&A). SG&A increased to $63.6 million for the thirteen weeks ended July 1, 2006 from $58.3 million for the thirteen weeks ended July 2, 2005. SG&A, as a percentage of optical sales, increased to 60.8% for the thirteen weeks ended July 1, 2006 from 59.1% for the thirteen weeks ended July 2, 2005. This percentage increase was primarily due to increased overhead and depreciation expenditures. Overhead expenditures increased due to higher compensation as a result of our improvement in earnings over last year. Depreciation increased from the application of purchase accounting which resulted in higher values placed on our fixed assets.

Net Interest Expense. Net interest expense increased to $7.4 million for the thirteen weeks ended July 1, 2006 from $7.3 million for the thirteen weeks ended July 2, 2005. This increase was primarily due to an increase in interest rates as compared to the second quarter of fiscal 2005.

Income Tax Expense. Income tax expense increased to $2.3 million for the thirteen weeks ended July 1, 2006 from $1.2 million for the thirteen weeks ended July 2, 2005. The effective tax rate for the thirteen weeks ended July 1, 2006 was consistent with the effective tax rate for the thirteen weeks ended July 2, 2005.

Net Income. Net income increased to $3.3 million for the thirteen weeks ended July 1, 2006 from $1.8 million for the thirteen weeks ended July 2, 2005. This was primarily as a result of increased sales.

The Twenty-Six Weeks Ended July 1, 2006 Compared to the Twenty-Six Weeks Ended July 2, 2005.

Net Revenues. Net revenues increased to $226.6 million for the twenty-six weeks ended July 1, 2006 from $213.6 million for the twenty-six weeks ended July 2, 2005. The increase in revenues compared to the first two quarters of fiscal 2005 was primarily driven by a 5.0% increase in comparable store sales and new store openings. Net revenues attributable to new stores opened after the second quarter of fiscal 2005 were $3.1 million. Comparable transactions increased by 2.4% and average ticket increased by 2.6% compared to the first two quarters of fiscal 2005. The increase in average ticket was the result of a continued increase in the sale of premium lenses. Total managed vision care sales increased by 3.3% compared to the first two quarters of fiscal 2005. The growth in managed vision care was primarily due to an increase in plans offered by our two largest managed vision care partners. The growth is from both new and existing accounts which they administer. In addition, we opened nine stores and closed four stores in the first two quarters of fiscal 2006.

Gross Profit. Gross profit increased to $164.4 million for the twenty-six weeks ended July 1, 2006 from $147.3 million for the twenty-six weeks ended July 2, 2005. Gross profit as a percentage of optical sales increased to 73.0% for the twenty-six weeks ended July 1, 2006 as compared to 69.5% for the twenty-six weeks ended July 2, 2005. This increase was largely the result of the sale of lower cost frames purchased from China resulting in approximately $2.6 million in savings for the first two quarters and an increase in the sales mix of higher margin premium lenses. Also, margin was positively impacted by the increase in the sales mix of high margin value and private label frames.

Selling General & Administrative Expenses (SG&A). SG&A increased to $128.8 million for the twenty-six weeks ended July 1, 2006 from $120.3 million for the twenty-six weeks ended July 2, 2005. SG&A, as a percentage of optical sales, increased to 57.2% for the twenty-six weeks ended July 1, 2006 from 56.8% for the twenty-six weeks ended July 2, 2005. This percentage increase was primarily due to increased overhead and depreciation expenditures. Overhead expenditures increased due to higher compensation as a result of our improvement in earnings over last year. Depreciation increased from the application of purchase accounting which resulted in higher values placed on our fixed assets.

Transaction Expenses. Transaction expenses were $15.6 million for the twenty-six weeks ended July 2, 2005, all of which were incurred in the period ended March 1, 2005. There were no transaction expenses for the twenty-six weeks ended July 2, 2005. The transaction expenses relate to the acquisition of us by Moulin Global Eyecare Holdings Limited and Golden Gate Capital, which we refer to as the “Acquisition”, which occurred during the first quarter of fiscal 2005, and include seller expenses, management bonuses, write off of debt financing costs and call premium on the old notes.

Net Interest Expense. Net interest expense increased to $15.4 million for the twenty-six weeks ended July 1, 2006 from $13.5 million for the twenty-six weeks ended July 2, 2005. This increase was primarily due to an increase in interest rates as compared to the first two quarters of fiscal 2005 and increased borrowings subsequent to the Acquisition.

Income Tax Expense. Income tax expense increased to $8.5 million for the twenty-six weeks ended July 1, 2006 from $1.6 million for the twenty-six weeks ended July 2, 2005. The effective tax rate for the twenty-six weeks ended July 1, 2006 was 40.0%. The effective tax rate for the twenty-six weeks ended July 2, 2005 was affected by our transaction expenses and their tax deductibility.

Net Income (Loss). Net income was $13.2 for the twenty-six weeks ended July 1, 2006 compared to a net loss of $2.0 million for the twenty-six weeks ended July 2, 2005. The loss was primarily a result of the transaction expenses.

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

Cash flows from operating activities provided net cash of $32.1 million for the twenty-six weeks ended July 1, 2006 and $29.2 million for the twenty-six weeks ended July 2, 2005. Our other sources of working capital are cash on hand and funding from our revolving credit facility. As of July 1, 2006, we had $40.2 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our New Credit Facility, excluding $2.7 million letters of credit outstanding.

Payments on debt and issuance of debt and equity transactions related to the Acquisition have been our principal financing activities. Cash flows used in financing activities were $1.5 million for the twenty-six weeks ended July 1, 2006. Cash flows used in financing activities were $5.0 million for the twenty-six weeks ended July 2, 2005.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $35.5 million as of July 1, 2006. Our working capital was $17.6 million as of December 31, 2005.

Capital expenditures were $8.2 million for the twenty-six weeks ended July 1, 2006 compared to $5.9 million for the twenty-six weeks ended July 2, 2005. Capital expenditures for all of 2006 are projected to be approximately $15.4 million. Of the planned 2006 capital expenditures, approximately $6.1 million is related to commitments for new stores and approximately $9.3 million is expected to be for improvement of existing facilities and systems.

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

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The term loan facility began amortizing in the third quarter of fiscal 2005 and will continue through the date of maturity in fiscal 2012 according to the following schedule:

Year	Amount (in millions)
2006	$0.83
2007	1.65
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	153.86

$162.94

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

As of July 1, 2006 we were in compliance with all of our financial covenants.

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

In connection with the borrowings made under the New Credit Facility, we incurred approximately $8.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Credit Facility. The unamortized amount of debt issuance costs as of July 1, 2006 related to the New Credit Facility was $6.4 million.

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

In connection with the borrowings made under the Initial Notes, we incurred approximately $10.3 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the notes. The unamortized amount of debt issuance costs as of July 1, 2006 related to the notes was $8.9 million.

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

Contractual Obligations. We are committed to make cash payments in the future on the following types of agreements:

•	Long term debt; and

•	Operating leases for stores and office facilities.

The following table reflects a summary of our contractual obligations as of July 1, 2006:

	Payments due by period
	Total	Less than 1 yr	1 to 3 yrs	4 to 5 yrs	More than 5 yrs
Long Term Debt (1)	$312,958	$1,238	$3,300	$3,300	$305,120
Capital Lease Obligations	1,612	408	1,153	51	—
Operating Leases (2)	157,971	34,230	58,856	34,523	30,362
Interest on Long-Term Debt Obligations (3)	218,926	29,326	58,255	57,727	73,618

Total Future Principal Payments on Contractual Obligations	$691,467	$65,202	$121,564	$95,601	$409,100

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $165.0 million of floating rate debt under our new senior credit facility. See “Description of new senior credit facility-Interest.” Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See “Description of new senior credit facility-Mandatory prepayment.”
(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.
(3)	Represents interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 8.0% annual interest on $162.9 million of floating rate debt under our new senior credit facility. The assumed 8.0% interest on the new senior credit facility represents rates at July 1, 2006. The new senior credit facility has quarterly principal payments of $412,000 and a final payment of $153,862,500 due March 1, 2012.

Off-balance sheet arrangements. As of July 1, 2006 our only off-balance sheet arrangements were letters of credit, in the amount of $2.7 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our New Credit Facility.

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

Our primary market risk exposure is interest rate risk. As of July 1, 2006, approximately $162.9 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $162.9 million in long-term borrowings, our annual interest expense would change by approximately $1.6 million.

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

There has been no change in our internal controls over financial reporting that occurred during the twenty-six weeks ended July 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the second quarter of fiscal 2006. For further discussion, refer to our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” starting on page 22 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with Securities Exchange Commission on March 27, 2006.

ITEM 5. OTHER INFORMATION

New Board of Directors. We have elected five new board members to replace all of our previous board members. The newly elected board members are Dr. Kenneth R. Melani, Dr. David A. Blandino, Ms. Nanette P. DeTurk, Mr. Robert C. Gray and Mr. William C. Springer.

Vision Service Plan. Vision Service Plan (“VSP”) is a managed vision care network that accounts for approximately $5.0 in annual revenues. We were removed from that network in September, 2005. In October 2005, a Kentucky court ordered injunction was issued preventing VSP from removing us from the network until further ordered by the court. In September 2006, the matter was resolved in our favor allowing us to remain in the VSP network.

Change of Accountants. The Board of Directors of the Company has approved the engagement of Price Waterhouse Coopers as its independent registered public accounting firm for the fiscal year ending December 30, 2006. At the same meeting, the Board of Directors of the Company approved the resignation of Ernst & Young as its independent registered public accounting firm of the Company effective October 6, 2006.

The reports of Ernst & Young on the Company’s financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company’s financial statements for each of the two fiscal years ended January 1, 2005 and December 31, 2005 and in the subsequent interim period through October 6, 2006, there were no disagreements with Ernst & Young on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young would have caused Ernst & Young to make reference to the matter in their report. Ernst & Young has furnished the Company with a letter stating it agrees with the above statements.

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

(b) The Company filed a report on Form 8-K dated May 1, 2006 under Item 8.01. Other Events that reported the Company entered into a merger Agreement with HVHC, Inc., a subsidiary of Highmark Inc., pursuant to which the Company will be merged with a wholly-owned subsidiary of HVHC, Inc. The Company filed a report on Form 8-K dated May 12, 2006 under Item 8.01. Other Events that reported the Company had announced the commencement of a cash tender offer for its outstanding 10  3/4% Senior Subordinated Notes due 2015. The Company filed a report on Form 8-K dated May 26, 2006 under Item 8.01. Other Events that reported the Company had announced the expiration of a cash tender offer for its outstanding 10  3/4% Senior Subordinated Notes due 2015. The Company filed a report on Form 15 dated August 4, 2006 that reported the Company terminated its registration under Section 12(g) of the Securities Exchange Act of 1934. The Company filed a report on Form 8-K dated August 3, 2006 under Item 8.01. Other Events that reported the Company completed the previously announced merger Agreement with HVHC, Inc., a subsidiary of Highmark Inc., becoming a wholly-owned subsidiary of HVHC, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE CARE CENTERS OF AMERICA, INC.

Date:	October 06, 2006

by:	/s/ Douglas C. Shepard
Douglas C. Shepard
Executive Vice President and Chief Financial Officer