Form 10-Q
period 2006-09-30
EYE CARE CENTERS OF AMERICA INC
filed 2006-11-14
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 13, 2006
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

Page Number
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 31, 2005 and September 30, 2006 (Unaudited)	2

Condensed Consolidated Statements of Income for the Thirteen Weeks Ended October 1, 2005 (Unaudited), for the Thirty-One Days Ended August 1, 2006 (Unaudited), for the Sixty Days Ended September 30, 2006 (Unaudited),	3

Condensed Consolidated Statements of Income for the Fifty-Nine Days Ended March 1, 2005, for the Two Hundred Fourteen Days Ended October 1, 2005 (Unaudited), for the Two Hundred Thirteen Days Ended August 1, 2006 (Unaudited), and for the Sixty Days Ended September 30, 2006 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Fifty-Nine Days Ended March 1, 2005, for the Two Hundred Fourteen Days Ended October 1, 2005 (Unaudited), for the Two Hundred Thirteen Days Ended August 1, 2006 (Unaudited), and for the Sixty Days Ended September 30, 2006 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33-34

Part II - Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 6. Exhibits	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31, 2005	September 30, 2006
	GGC Moulin Predecessor	Company
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,782	$40,375
Accounts and notes receivable, net	10,444	9,096
Inventory, net	30,642	30,098
Deferred income taxes, net	116	1,395
Prepaid expenses and other	10,158	8,856

Total current assets	69,142	89,820

PROPERTY & EQUIPMENT, net	50,525	50,921
GOODWILL	368,500	511,555
OTHER ASSETS	25,424	22,671
DEFERRED INCOME TAXES, net	16,271	14,612

Total assets	$529,862	$689,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$19,635	$20,511
Current maturities of long-term debt	1,654	2,058
Deferred revenue	3,900	867
Accrued taxes	3,711	10,452
Accrued payroll expense	8,605	6,843
Accrued interest	7,934	3,024
Other accrued expenses	6,075	12,938

Total current liabilities	51,514	56,693
LONG TERM DEBT, less current maturities	314,243	312,044
DEFERRED RENT	1,698	196

Total liabilities	367,455	368,933

SHAREHOLDERS’ EQUITY:
Common stock	—	—
Additional paid-in capital	158,447	316,528
Retained earnings	3,960	4,118

Total shareholders’ equity	162,407	320,646

	$529,862	$689,579

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

The purchase method of accounting was used to record assets and liabilities assumed by the GGC Moulin Predecessor in the GGC Moulin Acquisition and by the Company in the Highmark Acquisition. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the THLee Predecessor, the GGC Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Notes 2 and 3.

	Thirteen Weeks
	GGC Moulin Predecessor		Company
	Thirteen Weeks Ended	Thirty-One Days Ended	Sixty Days Ended
	Oct. 1, 2005	Aug. 1, 2006	Sept. 30, 2006
	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$100,183	$36,492	$74,122
Management fee	858	290	493

Total net revenues	101,041	36,782	74,615

OPERATING COSTS AND EXPENSES:
Cost of goods sold	30,205	10,216	20,081
Selling, general and administrative expenses	59,622	22,775	42,507
Transaction expenses	—	7,547	—

Total operating costs and expenses	89,827	40,538	62,588

INCOME (LOSS) FROM OPERATIONS	11,214	(3,756)	12,027

INTEREST EXPENSE, NET	8,603	3,001	5,262

INCOME (LOSS) BEFORE INCOME TAXES	2,611	(6,757)	6,765

INCOME TAX EXPENSE (BENEFIT)	1,044	(139)	2,647

NET INCOME (LOSS)	$1,567	$(6,618)	$4,118

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands)

The purchase method of accounting was used to record assets and liabilities assumed by the GGC Moulin Predecessor in the GGC Moulin Acquisition and by the Company in the Highmark Acquisition. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the THLee Predecessor, the GGC Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Notes 2 and 3.

	Thirty-Nine Weeks
	THLee Predecessor	GGC Moulin Predecessor		Company
	Fifty-Nine Days Ended	Two Hundred Fourteen Days Ended	Two Hundred Thirteen Days Ended	Sixty Days Ended
	March 1, 2005	Oct. 1, 2005	Aug. 1, 2006	Sept. 30, 2006
		(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$74,839	$237,268	$261,623	$74,122
Management fee	560	1,998	1,806	493

Total net revenues	75,399	239,266	263,429	74,615

OPERATING COSTS AND EXPENSES:
Cost of goods sold	22,648	72,173	70,961	20,081
Selling, general and administrative expenses	42,226	137,736	151,586	42,507
Transaction expenses	15,642	—	7,547	—

Total operating costs and expenses	80,516	209,909	230,094	62,588

INCOME (LOSS) FROM OPERATIONS	(5,117)	29,357	33,335	12,027

INTEREST EXPENSE, NET	3,433	18,634	18,410	5,262

INCOME (LOSS) BEFORE INCOME TAXES	(8,550)	10,723	14,925	6,765

INCOME TAX EXPENSE (BENEFIT)	(1,676)	4,289	8,383	2,647

NET INCOME (LOSS)	(6,874)	6,434	6,542	4,118

LESS PREFERRED STOCK DIVIDENDS	1,493	—	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(8,367)	$6,434	$6,542	$4,118

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

The purchase method of accounting was used to record assets and liabilities assumed by the GGC Moulin Predecessor in the GGC Moulin Acquisition and by the Company in the Highmark Acquisition. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the THLee Predecessor, the GGC Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Notes 2 and 3.

	Thirty-Nine Weeks Ended October 1, 2005		Thirty-Nine Weeks Ended September 30, 2006
	THLee Predecessor	GGC Moulin Predecessor		Company
	Fifty-Nine Days Ended March 1, 2005	Two Hundred Fourteen Days Ended October 1, 2005	Two Hundred Thirteen Days Ended August 1, 2006	Sixty Days Ended September 30, 2006
		(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,874)	$6,434	$6,542	$4,118
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,683	8,338	9,238	2,509
Amortization of debt issue costs	309	1,406	1,484	404
Deferred liabilities and other	(1,713)	3,095	2,689	1,113
Deferred financing costs write-off	3,534	—	—	—
Increase in operating assets and liabilities	3,771	5,553	14,590	(5,801)

Net cash provided by operating activities	1,710	24,826	34,543	2,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(1,850)	(8,766)	(9,615)	(2,681)

Net cash used in investing activities	(1,850)	(8,766)	(9,615)	(2,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(213,872)	(8,551)	(1,478)	(489)
Dividend to parent	—	(90)	(30)	—
Payments for refinancing fees	(16,925)	(879)	—	—
Proceeds from issuance of debt	314,712	—	—	—
Retirement of treasury stock	1,668	—	—	—
Retirement of preferred stock	(72,318)	—	—	—
Common stock buyback	(168,116)	—	(308,120)	—
Common stock sale, net	158,521	—	308,120	—

Net cash provided by (used in) in financing activities	3,670	(9,520)	(1,508)	(489)

NET INCREASE (DECREASE) IN CASH	3,530	6,540	23,420	(827)
CASH AND CASH EQUIVALENTS, beginning of period	3,098	6,628	17,782	41,202

CASH AND CASH EQUIVALENTS, end of period	$6,628	$13,168	$41,202	$40,375

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

The acquisition of the Company (See footnote 3) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No.141, Business Combinations. The purchase price has been “pushed-down” and allocated to the assets and liabilities of the Company. Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting. The Company’s Consolidated Statements of Operations and Cash Flows for the two hundred thirteen days ending August 1, 2006 and the Consolidated Balance Sheet as of December 31, 2005 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information reflects all normal and recurring adjustments which in the opinion of the Company’s management are necessary for a fair presentation of the financial position of the Company and its results of operations for the interim periods set forth herein.

Operating results for the thirteen week and thirty-nine week periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ended December 30, 2006 (“fiscal 2006”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 31, 2005 (“fiscal 2005”).

2. 2005 Merger Agreement

On December 2, 2004, we entered into a definitive merger agreement pursuant to which Thomas H. Lee Partners agreed to sell all of its equity interests in us to ECCA Holdings Corporation (“ECCA Holdings”), a company controlled by Moulin Global Eyecare Holdings Limited, which we refer to as Moulin, and Golden Gate Capital, which we refer to as Golden Gate (the “GGC Moulin Acquisition”) for a purchase price of $458.1 million. Upon consummation of the agreement on March 1, 2005, we became a wholly owned subsidiary of ECCA Holdings, which in turn is owned 56.5% by Offer High Investments, Ltd. (a subsidiary of Moulin), 42.5% by Golden Gate and 1% by our management. In connection with the GGC Moulin Acquisition, we issued $152 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due February 15, 2015, which we refer to as the Initial Notes, and entered into a $190 million senior credit facility, which we refer to as (“the New Credit Facility”). The net proceeds from the Initial Notes together with borrowings under the New Credit Facility and a $172.7 million equity contribution from Moulin and Golden Gate were used to finance the GGC Moulin Acquisition, including the permanent repayment of our old credit facility and the retirement of our 9 1/8% Senior Subordinated Notes due 2008 and our Floating Interest Rate Subordinated Term Securities due 2008, which together we refer to as (“the Retired Notes”). All of these transactions together are collectively referred to as (“the transactions”); prior to the transactions the company is referred to as the “THLee Predecessor” and subsequent to the transactions the company is referred to as the “GGC Moulin Predecessor”. The purchase method of accounting was used to record assets and liabilities assumed by the GGC Moulin Predecessor. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the THLee Predecessor and the GGC Moulin Predecessor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities.

As a result of the GGC Moulin Acquisition, we incurred approximately $15.6 million of non-recurring expenses. These expenses consisted of professional fees incurred by the selling shareholders, premium paid to retire the Retired Notes and the write off of previously capitalized loan fees related to the Retired Notes and old credit facility.

The GGC Moulin Acquisition was accounted for using the push-down method of accounting. Accordingly, a portion of the purchase price was allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price, $368.1 million, included in goodwill. Approximately $54.2 million of this goodwill will remain deductible for tax purposes.

3. 2006 Merger Agreement

On April 25, 2006, HVHC, Inc. (“HVHC”), a subsidiary of Highmark Inc. (“Highmark”), and ECCA Holdings Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which ECCA Holdings was merged with a wholly-owned subsidiary of HVHC, with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC (the “Highmark Acquisition”). Eye Care Centers of America, Inc. is owned by ECCA Holdings and as a result of the merger became an indirect wholly-owned subsidiary of Highmark. The transaction closed on August 1, 2006.

Prior to the transaction the company is referred to as the “GGC Moulin Predecessor” and subsequent to the transaction the company is referred to as the “Company”. The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the GGC Moulin Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities.

The aggregate merger consideration paid to the shareholders of ECCA Holdings to redeem all common stock consisted of $308.1 million in cash. HVHC incurred approximately $8.4 million in transaction fees to consummate the transaction. The purchase price is subject to a final adjustment defined by the Merger Agreement. We obtained a waiver on our New Credit Facility (defined later in this document) for the change of control provisions related to the Merger Agreement. In addition, we concluded a mandatory change of control offer on our Notes (defined later in this document) on August 11, 2006 without any redemptions.

In connection with the closing of the Merger Agreement, all ECCA Holdings preferred stock held by the directors and employees of the Company was cancelled and settled out of the proceeds of the merger consideration discussed above.

As a result of the Highmark Acquisition, we incurred approximately $7.5 million of non-recurring expenses. These expenses consisted of professional fees incurred by the selling shareholders, management transaction bonuses and the write-off of the balance of prepaid advisory fees to Moulin and Golden Gate.

The Highmark Acquisition was accounted for using the push-down method of accounting. Accordingly, a portion of the purchase price was preliminarily allocated to the tangible identifiable and intangible assets and liabilities acquired based on their estimated fair values with the balance of the purchase price, $511.6 million included in goodwill. Approximately $54.2 million of this goodwill will remain deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition on August 1, 2006 (dollars in thousands):

Current Assets	$91,509
Property and equipment	50,799
Goodwill	511,555
Trademark asset	7,658
Other assets	15,375
Deferred taxes	15,548

Total assets acquired	692,444
Current liabilities	63,419
Long-term debt	312,495

Total liabilities assumed	375,914

Net assets acquired	316,530

The Company continues to obtain information to refine the fair value of the assets acquired and the liabilities assumed. We have obtained a third-party valuation of our trademarks. We are in the process of obtaining a third-party valuation of our property and equipment. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived assets or goodwill will be recorded. The Company expects that a final allocation of the purchase price will be completed no later than March 31, 2007.

4. Critical Accounting Policies

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

•	Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $2.7 million and $2.4 million at December 31, 2005 and September 30, 2006, respectively.

•	Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $1.3 million and $2.2 million at December 31, 2005 and September 30, 2006, respectively.

•	Goodwill represents approximately 74% of our assets and consists of the amount by which the purchase price exceeds the market value of acquired net assets. Goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us.

•	Valuation allowances for deferred tax assets reduce deferred tax assets when it is deemed more likely than not that some portion or all of the deferred tax assets will expire before realization of the benefit or that future deductibility is not probable due to taxable losses. Although realization is not assured due to historical taxable income and the probability of future taxable income, we believe it is more likely than not that all of the deferred tax asset will be realized.

•	We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $1.1 million, which is included in other accrued expenses, as of September 30, 2006 is adequate to cover future benefit payments for claims that occurred prior to September 30, 2006.

5. Related Party Transactions

In connection with the recapitalization of the Company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998. We incurred approximately $81,000 for the fifty-nine days ended March 1, 2005 for management and other consulting services. The management agreement was terminated in conjunction with the GGC Moulin Acquisition.

During fiscal 1998, Bernard W. Andrews, one of our former directors and who was our Chief Executive Officer at the time, purchased $1.0 million of our common stock, which was paid for by the delivery by Mr. Andrews of a promissory note payable to us with an original principal amount of $1.0 million. Mr. Andrews’ promissory note accrued interest at a fixed annual rate of 9.0% and was secured by 96,061 shares of our common stock held by Bernard W. Andrews Revocable Trust U/A. The promissory note plus all accrued interest was paid in full in conjunction with the GGC Moulin Acquisition.

In connection with the GGC Moulin Acquisition, we became a party to an advisory agreement with ECCA Holdings and an entity affiliated with Golden Gate, and a separate advisory agreement with ECCA Holdings and Moulin. Pursuant to each advisory agreement, Golden Gate, on the one hand, and Moulin, on the other hand, were to be compensated for the financial, investment banking, management advisory and other services performed for future financial, investment banking, management advisory and other services they performed on our behalf. Each advisory agreement was terminated in conjunction with the Highmark Acquisition.

We prepaid $3.0 million to Golden Gate and $1.5 million to Moulin on the date of the GGC Moulin Acquisition as compensation for advisory services to be rendered through the three-year period and 18-month period, respectively, immediately following the date of the GGC Moulin Acquisition. During the thirty-nine weeks ended September 30, 2006, we expensed approximately $1.0 million related to the advisory arrangements and the remaining balance of $1.6 million was written off at the time of the Highmark Acquisition.

In connection with the Highmark Acquisition, we are wholly-owned by HVHC. HVHC also owns Davis Vision, Inc. (“Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (“Viva”), an international designer and distributor of eyewear and sunwear. Prior to the Highmark Acquisition, we were doing business with both Davis and Viva and these relationships have continued. During the sixty days ended September 30, 2006, we recorded revenue of $0.9 million related to managed care reimbursements due from Davis and have a $0.4 million receivable related to these revenues at September 30, 2006. During the sixty days ended September 30, 2006, we recorded cost of goods sold of $0.1 million related to products purchased from Viva that were sold to our customers and purchased subsequent to the Highmark Acquisition and purchased $1.2 million through September 30, 2006.

6. Income Taxes

We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense increased to $11.0 million for the thirty-nine weeks ended September 30, 2006 from $2.6 million for the thirty-nine weeks ended October 1, 2005. This increase is due to the reduction of tax deductible expenses related to the Highmark Acquisition as compared to the GGC Moulin Acquisition.

We are involved in a tax audit by the Internal Revenue Service (the “IRS”) covering the period ended March 1, 2005. We are cooperating fully with the IRS and we believe that the ultimate resolution of the audit will not have a material adverse effect on our financial statements.

7. Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	THLee Predecessor	GGC Moulin Predecessor		Company
	Fifty-Nine Days Ended March 1, 2005	Two Hundred Fourteen Days Ended Oct. 1, 2005	Two Hundred Thirteen Days Ended Aug. 1, 2006	Sixty Days Ended Sept. 30, 2006
		(Unaudited)	(Unaudited)	(Unaudited)
Cash paid for interest	$5,213	$14,713	$17,471	$10,160
Dividends accrued on preferred stock	$1,493	$—	$—	$—
Cash paid for taxes	$8	$1,176	$480	$2,354

8. Stock Based Compensation (dollars in thousands)

Prior to the adoption of SFAS 123R, we accounted for stock based compensation in accordance with APB 25. As all options were granted at fair market value, no compensation expense was recorded for options granted. The pro forma calculations include only the effects of 2002, 2003 and 2004 grants as all grants previous to 2002 were exercised or cancelled. As such, the impacts are not necessarily indicative of the effects on reported net income of future years. No options were outstanding during the thirty-nine week period ended September 30, 2006, as all options were cancelled in connection with the GGC Moulin Acquisition. Our pro forma net income for the fifty-nine days ended March 1, 2005 is as follows:

THLee Predecessor
Fifty-Nine Days Ended March 1, 2005
Net loss	$(6,874)
Fair value based method compensation expense	21

Pro forma net loss	$(6,895)

9. Accounting Standards and Disclosures

From time to time, the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to the Company’s business and financial statements. The Company cannot assure you that future changes in accounting rules would not require it to make retrospective application to its financial statements.

In July, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the impact, if any, of the adoption of FIN 48 on its consolidated financial statements.

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS No. 157”). SFAS No.157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement does not require any new fair value measurements, however for some entities; the application of this Statement will change current practice. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS No.157 should be applied prospectively as of the beginning of the fiscal year in which the Statement is initially applied except for certain limited retrospective application with respect to certain financial instruments. The Company will adopt this Statement as required, and adoption is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

10. Condensed Consolidating Information (Unaudited) (dollars in thousands)

The Notes (as defined later in this document) were issued by us and are guaranteed by all of our subsidiaries (the “Guarantor Subsidiaries”) but are not guaranteed by ODs. The subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the three and nine months ended September 30, 2006. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of September 30, 2006, the guarantor subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc. Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Dr. Mark Lynn & Associates, PLLC, Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., Eye Care Holdings, Inc.

The following condensed consolidating financial information presents (i) our financial position, results of operations and cash flows, as parent, as if we accounted for our subsidiaries using the equity method, (ii) the Guarantor Subsidiaries, and (iii) ODs. There were no transactions between the subsidiaries during any of the periods presented. Separate financial statements of the subsidiaries are not presented herein as we do not believe that such statements would be material to investors.

Condensed Consolidating Balance Sheets

For the Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$73	$17,012	$697	$—	$17,782
Accounts and notes receivable	162,042	49,251	3,200	(204,049)	10,444
Inventory	—	28,760	1,882	—	30,642
Deferred income taxes, net	116	—	—	—	116
Prepaid expenses and other	1,653	8,461	44	—	10,158

Total current assets	163,884	103,484	5,823	(204,049)	69,142

Property and equipment	—	50,459	66	—	50,525
Intangibles	261,217	107,195	88	—	368,500
Other assets	24,855	569	—	—	25,424
Deferred income taxes, net	16,271	—	—	—	16,271
Investment in subsidiaries	20,006	—	—	(20,006)	—

Total Assets	$486,233	$261,707	$5,977	$(224,055)	$529,862

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$219,285	$4,390	$(204,049)	$19,635
Current portion of long-term debt	1,237	417	—	—	1,654
Deferred revenue	—	3,448	452	—	3,900
Accrued taxes	1,514	690	1,507	—	3,711
Accrued payroll expense	—	8,218	387	—	8,605
Accrued interest	7,934	—	—	—	7,934
Other accrued expenses	289	5,639	147	—	6,075

Total current liabilities	10,983	237,697	6,883	(204,049)	51,514
Long-term debt, less current maturities	312,843	1,400	—	—	314,243
Deferred rent	—	1,582	116	—	1,698

Total liabilities	323,826	240,679	6,999	(204,049)	367,455

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	158,447	—	—	—	158,447
Accumulated equity (deficit)	3,960	21,028	(1,022)	(20,006)	3,960

Total shareholders’ equity (deficit)	162,407	21,028	(1,022)	(20,006)	162,407

	$486,233	$261,707	$5,977	$(224,055)	$529,862

Condensed Consolidating Statement of Operations

For the Two Hundred Fourteen Days Ended October 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Revenues:

Optical sales		$188,099	$49,169		$237,268
Management fees		15,962		(13,964)	1,998
Equity earnings in subsidiaries	17,332			(17,332)	—

Total net revenues	17,332	204,061	49,169	(31,296)	239,266
Operating costs and expenses:
Cost of goods sold		62,684	9,489		72,173
Selling, general and administrative expenses	(7,648)	118,803	40,545	(13,964)	137,736

Total operating costs and expenses	(7,648)	181,487	50,034	(13,964)	209,909

Income from operations	24,980	22,574	(865)	(17,332)	29,357
Interest expense, net	15,301	3,333	—	—	18,634
Income tax expense	3,245	(412)	1,456	—	4,289

Net income (loss)	$6,434	$19,653	$(2,321)	$(17,332)	$6,434

Condensed Consolidating Statements of Income

For the Fifty-Nine Days Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	THLee Predecessor
Revenues:

Optical sales	$—	$57,670	$17,169	$—	$74,839

Management fees	—	5,328	—	(4,768)	560
Equity earnings in subsidiaries	4,220	—	—	(4,220)	—

Total net revenues	4,220	62,998	17,169	(8,988)	75,399
Operating costs and expenses:
Cost of goods sold	—	19,504	3,144	—	22,648
Selling, general and administrative expenses	102	33,961	12,931	(4,768)	42,226

Transaction expenses	15,642	—	—	—	15,642

Total operating costs and expenses	15,744	53,465	16,075	(4,768)	80,516

Income from operations	(11,524)	9,533	1,094	(4,220)	(5,117)
Interest expense, net	182	3,251	—	—	3,433
Income tax expense	(4,832)	3,156	—	—	(1,676)

Net income (loss)	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended October 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Revenues:
Optical sales		$72,957	$27,226		$100,183
Management fees		6,991		(6,133)	858
Equity earnings in subsidiaries	10,700			(10,700)	—

Total net revenues	10,700	79,948	27,226	(16,833)	101,041
Operating costs and expenses:
Cost of goods sold		24,876	5,329		30,205
Selling, general and administrative expenses	662	44,355	20,738	(6,133)	59,622

Total operating costs and expenses	662	69,231	26,067	(6,133)	89,827

Income from operations	10,038	10,717	1,159	(10,700)	11,214
Interest expense, net	8,600	3	—		8,603
Income tax expense	(129)	(283)	1,456		1,044

Net income (loss)	$1,567	$10,997	$(297)	$(10,700)	$1,567

Condensed Consolidating Statement of Cash Flows

For the Two Hundred Fourteen Days Ended October 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Cash flows from operating activities:
Net income (loss)	$6,434	$19,653	$(2,321)	$(17,332)	$6,434
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	8,338	—	—	8,338
Amortization of debt issue costs	858	548	—	—	1,406
Deferred liabilities and other	4,234	(1,121)	(18)	—	3,095
Equity earnings in subsidiaries	(17,332)	—	—	17,332	—
Increase/(decrease) in operating assets and liabilities	16,284	(12,651)	1,920	—	5,553

Net cash provided by operating activities	10,478	14,767	(419)	—	24,826

Cash flows from investing activities:
Acquisition of property and equipment	—	(8,766)	—	—	(8,766)

Net cash used in investing activities	—	(8,766)	—	—	(8,766)

Cash flows from financing activities:
Payments on debt and capital leases	(8,384)	(167)	—	—	(8,551)
Payments for refinancing fees	(879)	—	—	—	(879)
Dividend to parent	(90)	—	—	—	(90)

Net cash used in financing activities	(9,353)	(167)	—	—	(9,520)

Net increase in cash and cash equivalents	1,125	5,834	(419)	—	6,540
Cash and cash equivalents at beginning of period	(420)	6,313	735	—	6,628

Cash and cash equivalents at end of period	$705	$12,147	$316	$—	$13,168

Condensed Consolidating Statements of Cash Flows

For the Fifty-Nine Days Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	THLee Predecessor
Cash flows from operating activities:
Net income (loss)	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	2,683	—	—	2,683
Amortization of debt issue costs	8	301	—	—	309
Deferred liabilities and other	(1,904)	167	24	—	(1,713)
Deferred financing costs write-off	3,534				3,534
Equity earnings in subsidiaries	(4,220)	—	—	4,220	—
Increase/(decrease) in operating assets and liabilities	2,731	1,602	(562)	—	3,771

Net cash provided by operating activities	(6,725)	7,879	556	—	1,710

Cash flows from investing activities:
Acquisition of property and equipment	—	(1,850)	—	—	(1,850)

Net cash used in investing activities	—	(1,850)	—	—	(1,850)

Cash flows from financing activities:
Payments on debt and capital leases	(213,819)	(53)	—	—	(213,872)
Payments for refinancing fees	(16,925)	—	—	—	(16,925)
Proceeds from issuance of debt	314,712	—	—	—	314,712
Retirement of treasury stock	1,668	—	—	—	1,668
Retirement of preferred stock	(72,318)	—	—	—	(72,318)
Common stock buyback	(168,116)	—	—	—	(168,116)
Common stock sale, net	158,521	—	—	—	158,521

Net cash provided by (used in) in financing activities	3,723	(53)	—	—	3,670

Net increase in cash and cash equivalents	(3,002)	5,976	556	—	3,530
Cash and cash equivalents at beginning of period	2,582	337	179	—	3,098

Cash and cash equivalents at end of period	$(420)	$6,313	$735	$—	$6,628

Condensed Consolidating Balance Sheet

September 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$1,196	$38,695	$484	$—	$40,375
Accounts and notes receivable	138,735	53,635	3,703	(186,977)	9,096
Inventory	—	28,274	1,824	—	30,098
Deferred income taxes	1,395	—	—	—	1,395
Prepaid expenses and other	(485)	9,296	45	—	8,856

Total current assets	140,841	129,900	6,056	(186,977)	89,820

Property and equipment	—	50,855	66	—	50,921
Intangibles	404,273	107,195	87	—	511,555
Other assets	22,382	289	—	—	22,671
Deferred income taxes	14,612	—	—	—	14,612
Investment in subsidiaries	73,061	—	—	(73,061)	—

Total assets	$655,169	$288,239	$6,209	$(260,038)	$689,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10	$206,240	$1,238	$(186,977)	$20,511
Current portion of long-term debt	1,650	408	—	—	2,058
Deferred revenue	—	738	129	—	867
Accrued taxes	8,489	(86)	2,049	—	10,452
Accrued payroll expense	—	6,302	541	—	6,843
Accrued interest	11,194	(8,170)	—	—	3,024
Other accrued expenses	3,804	8,797	337	—	12,938

Total current liabilities	25,147	214,229	4,294	(186,977)	56,693
Long-term debt, less current maturities	310,953	1,091	—	—	312,044
Deferred rent	(1,577)	1,558	215	—	196

Total liabilities	334,523	216,878	4,509	(186,977)	368,933
Shareholders’ equity
Common stock	—	—	—	—	—
Additional paid-in capital	316,528	—	—	—	316,528
Accumulated equity	4,118	71,361	1,700	(73,061)	4,118

Total shareholders’ equity	320,646	71,361	1,700	(73,061)	320,646

	$655,169	$288,239	$6,209	$(260,038)	$689,579

Condensed Consolidating Statements of Income

For the Two Hundred Thirteen Days Ended August 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Revenues:
Optical sales	$—	$206,307	$55,316	$—	$261,623
Management fees	—	16,260	—	(14,454)	1,806
Equity earnings in subsidiaries	40,657	—	—	(40,657)	—

Total net revenues	40,657	222,567	55,316	(55,111)	263,429
Operating costs and expenses:
Cost of goods sold	—	60,796	10,165	—	70,961
Selling, general and administrative expenses	(840)	125,006	41,874	(14,454)	151,586
Transaction expenses	7,447	100			7,547

Total operating costs and expenses	6,607	185,902	52,039	(14,454)	230,094

Income from operations	34,050	36,665	3,277	(40,657)	33,335
Interest expense (income), net	19,156	(746)	—	—	18,410
Income tax expense	8,352	(1,237)	1,268	—	8,383

Net income (loss)	$6,542	$38,648	$2,009	$(40,657)	$6,542

Condensed Consolidating Statements of Income

For the Sixty Days Ended September 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$58,213	$15,909	$—	$74,122
Management fees	—	5,861	—	(5,368)	493
Equity earnings in subsidiaries	12,396	—	—	(12,396)	—

Total net revenues	12,396	64,074	15,909	(17,764)	74,615
Operating costs and expenses:
Cost of goods sold	—	17,176	2,905	—	20,081
Selling, general and administrative expenses	168	34,211	13,496	(5,368)	42,507

Total operating costs and expenses	168	51,387	16,401	(5,368)	62,588

Income from operations	12,228	12,687	(492)	(12,396)	12,027
Interest expense (income), net	5,463	(201)		—	5,262
Income tax expense	2,647	(237)	237	—	2,647

Net income (loss)	$4,118	$13,125	$(729)	$(12,396)	$4,118

Condensed Consolidating Statements of Income

For the Thirty-One Days Ended August 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Revenues:
Optical sales	$—	$28,717	$7,775	$—	$36,492
Management fees	—	(252)	—	542	290
Equity earnings in subsidiaries	1,516	—	—	(1,516)	—

Total net revenues	1,516	28,465	7,775	(974)	36,782
Operating costs and expenses:
Cost of goods sold	—	8,753	1,463	—	10,216
Selling, general and administrative expenses	(2,348)	21,258	3,323	542	22,775
Transaction expenses	7,447	100			7,547

Total operating costs and expenses	5,099	30,111	4,786	542	40,538

Income from operations	(3,583)	(1,646)	2,989	(1,516)	(3,756)
Interest expense (income), net	3,174	(173)	—	—	3,001
Income tax expense	(139)	(1,250)	1,250	—	(139)

Net income (loss)	$(6,618)	$(223)	$1,739	$(1,516)	$(6,618)

Condensed Consolidating Statements of Cash Flows

For the Two Hundred Thirteen Days Ended August 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Cash flows from operating activities:
Net income (loss)	$6,542	$38,647	$2,012	$(40,659)	$6,542
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	9,238	—	—	9,238
Amortization of debt issue costs	1,484	—	—	—	1,484
Deferred liabilities and other	1,654	943	92	—	2,689
Equity earnings in subsidiaries	(40,659)	—	—	40,659	—
Increase/(decrease) in operating assets and liabilities	29,772	(12,971)	(2,211)	—	14,590

Net cash provided by operating activities	(1,207)	35,857	(107)	—	34,543

Cash flows from investing activities:
Acquisition of property and equipment	—	(9,615)	—	—	(9,615)

Net cash used in investing activities	—	(9,615)	—	—	(9,615)

Cash flows from financing activities:
Payments on debt and capital leases	(1,237)	(241)	—	—	(1,478)
Common stock buyback	(308,120)	—	—	—	(308,120)
Common stock sale, net	308,120	—	—	—	308,120
Dividend to parent	(30)	—	—	—	(30)

Net cash used in financing activities	(1,267)	(241)	—	—	(1,508)

Net increase in cash and cash equivalents	(2,474)	26,001	(107)	—	23,420
Cash and cash equivalents at beginning of period	73	17,012	697	—	17,782

Cash and cash equivalents at end of period	$(2,401)	$43,013	$590	$—	$41,202

Condensed Consolidating Statements of Cash Flows

For the Sixty Days Ended September 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$4,118	$13,125	$(729)	$(12,396)	$4,118
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	2,509	—	—	2,509
Amortization of debt issue costs	404	—	—	—	404
Deferred liabilities and other	—	984	129	—	1,113
Equity earnings in subsidiaries	(12,396)	—	—	12,396	—
Increase/(decrease) in operating assets and liabilities	11,884	(18,179)	494	—	(5,801)

Net cash provided by operating activities	4,010	(1,561)	(106)	—	2,343

Cash flows from investing activities:
Acquisition of property and equipment	—	(2,681)	—	—	(2,681)

Net cash used in investing activities	—	(2,681)	—	—	(2,681)

Cash flows from financing activities:
Payments on debt and capital leases	(413)	(76)	—	—	(489)

Net cash used in financing activities	(413)	(76)	—	—	(489)

Net increase in cash and cash equivalents	3,597	(4,318)	(106)	—	(827)
Cash and cash equivalents at beginning of period	(2,401)	43,013	590	—	41,202

Cash and cash equivalents at end of period	$1,196	$38,695	$484	$—	$40,375

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 386 stores in 36 states, including 320 directly-owned stores and 66 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 320 directly-owned stores, as well as the results of 53 of the 66 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 373 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 373 consolidated stores, as well as the professional fees of the optometrists at 182 of the stores. These 182 stores include 86 stores where the optometrist is our employee or an independent contractor, the 53 stores operated by an OD PC that are consolidated in our results and the 43 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

Results of Operations

The following table sets forth the percentage relationship to net revenues of certain income statement data. In order to provide the most beneficial performance comparison, the period January 2, 2005 to March 1, 2005 of the THLee Predecessor and the period March 2, 2005 to October 1, 2005 of the GGC Moulin Predecessor have been combined to represent a total thirty-nine week period. The period January 1, 2006 to August 1, 2006 of the GGC Moulin Predecessor and the period August 2, 2006 to September 30, 2006 of the Company have been combined to represent a total thirty-nine week period. In addition, the thirty-one days ended August 1, 2006 of the GGC Moulin Predecessor and the sixty days ended September 30, 2006 of the Company have been combined to represent a total thirteen week period. The period-to-period comparison of financial results is not necessarily indicative of future results. We believe this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.

	Combined Thirteen Weeks Ended			Combined Thirty-Nine Weeks Ended
	Oct. 1, 2005	Sept. 30, 2006		Oct. 1, 2005		Sept. 30, 2006
Statement of Income Data:
NET REVENUES:
Optical sales	99.2%	99.3%		99.2%		99.3%
Management fee	0.8	.7		0.8		0.7

Total net revenues	100.0%	100.0		100.0		100.0

OPERATING COSTS AND EXPENSES:
Cost of goods sold	30.1 *	27.4	*	30.4	*	27.1	*
Selling, general and administrative expenses	59.5 *	59.0	*	57.7	*	57.8	*
Transaction expenses	0	6.8		5.0		2.2

Total operating costs and expenses	88.9	92.6		92.3		86.6

INCOME FROM OPERATIONS	11.1	7.4		7.7		13.4

INTEREST EXPENSE, NET	8.5	7.7		7.0		6.9

INCOME TAX EXPENSE	1.0	2.3		0.8		3.3

NET INCOME (LOSS)	1.6%	(2.2)%		(0.1)%		3.2%

*	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

The Combined Thirteen Weeks Ended September 30, 2006 Compared to the CombinedThirteen Weeks Ended October 1, 2005.

Net Revenues. Net revenues increased to $111.4 million for the thirteen weeks ended September 30, 2006 from $101.0 million for the thirteen weeks ended October 1, 2005. The increase in revenues compared to the third quarter of fiscal 2005 was primarily driven by an 8.1% increase in comparable store sales and new store openings. Net revenues attributable to new stores in the third quarter of fiscal 2006 were $2.6 million. Comparable transactions increased by 7.3% and average ticket increased by 0.8% compared to the third quarter of fiscal 2005. The increase in average ticket was the result of a continued increase in the sale of premium lenses. The increase in transactions was aided by 285 less store closure days than in the third quarter of 2005 when severe hurricane activity generated multiple store closure days. Total managed vision care sales increased by 9.8% compared to the third quarter of fiscal 2005. The growth in managed vision care was primarily due to an increase in plans offered by our two largest managed vision care partners. The growth is from both new and existing accounts which they administer. In addition, we opened two new stores and closed one store in the third quarter of fiscal 2006.

Gross Profit. Gross profit increased to $80.3 million for the thirteen weeks ended September 30, 2006 from $70.0 million for the thirteen weeks ended October 1, 2005. Gross profit as a percentage of optical sales increased to 72.6% for the thirteen weeks ended September 30, 2006 from 69.9% for the thirteen weeks ended October 1, 2005. This increase was largely the result of the sale of lower cost frames purchased from China resulting in approximately $0.9 million in savings for the quarter and an increase in the sales mix of higher margin premium lenses. Also, margin was positively impacted by the increase in the sales mix of high margin private label and value frames.

Selling General & Administrative Expenses (SG&A). SG&A increased to $65.3 million for the thirteen weeks ended September 30, 2006 from $59.6 million for the thirteen weeks ended October 1, 2005. SG&A, as a percentage of optical sales, decreased to 59.0% for the thirteen weeks ended September 30, 2006 from 59.5% for the thirteen weeks ended October 1, 2005. This percentage decrease was largely due to an increase in optical sales while amounts spent on certain components such as payroll and occupancy remained relatively stable compared to the third quarter of fiscal 2005.

Net Interest Expense. Net interest expense decreased to $8.3 million for the thirteen weeks ended September 30, 2006 from $8.6 million for the thirteen weeks ended October 1, 2005. This decrease was primarily due to lower outstanding debt balances as compared to the third quarter of fiscal 2005.

Income Tax Expense. Income tax expense increased from $1.0 million for the thirteen weeks ended October 1, 2005 to $2.5 million for the thirteen weeks ended September 30, 2006.

Net Income (Loss). Net loss was $2.5 million for the thirteen weeks ended September 30, 2006 compared to net income of $1.6 million for the thirteen weeks ended October 1, 2005. The loss was primarily the result of the transaction expenses that occurred in conjunction with the Highmark Acquisition.

The Combined Thirty-Nine Weeks Ended September 30, 2006 Compared to the Combined Thirty-Nine Weeks Ended October 1, 2005.

Net Revenues. Net revenues increased to $338.0 million for the thirty-nine weeks ended September 30, 2006 from $314.7 million for the thirty-nine weeks ended October 1, 2005. The increase in revenues compared to the first thirty-nine weeks of fiscal 2005 was primarily driven by a 6.0% increase in comparable store sales and new store openings. Net revenues attributable to new stores opened after the third quarter of fiscal 2005 were $4.9 million. Comparable transactions increased by 4.0% and average ticket increased by 2.0% compared to the first thirty-nine weeks of fiscal 2005. The increase in average ticket was the result of a continued increase in the sale of premium lenses. Total managed vision care sales increased by 5.4% compared to the first thirty-nine weeks of fiscal 2005. The growth in managed vision care was primarily due to an increase in plans offered by our two largest managed vision care partners. The growth is from both new and existing accounts which they administer. In addition, we opened eleven stores and closed five stores in the first thirty-nine weeks of fiscal 2006.

Gross Profit. Gross profit increased to $244.7 million for the thirty-nine weeks ended September 30, 2006 from $217.3 million for the thirty-nine weeks ended October 1, 2005. Gross profit as a percentage of optical sales increased to 72.9% for the thirty-nine weeks ended September 30, 2006 as compared to 69.6% for the thirty-nine weeks ended October 1, 2005. This increase was largely the result of the sale of lower cost frames purchased from China resulting in approximately $3.5 million in savings for the first three quarters and an increase in the sales mix of higher margin premium lenses. Also, margin was positively impacted by the increase in the sales mix of high margin private label and value frames.

Selling General & Administrative Expenses (SG&A). SG&A increased to $194.1 million for the thirty-nine weeks ended September 30, 2006 from $180.0 million for the thirty-nine weeks ended October 1, 2005. SG&A, as a percentage of optical sales, increased to 57.8% for the thirty-nine weeks ended September 30, 2006 from 57.7% for the thirty-nine weeks ended October 1, 2005. This increase was primarily due to increased overhead and depreciation expenditures. Overhead expenditures increased due to higher compensation as a result of our improvement in earnings over last year. Depreciation increased from the application of purchase accounting which resulted in higher values placed on our fixed assets.

Transaction Expenses. Transaction expenses were $7.5 million for the thirty-nine weeks ended September 30, 2006. Transaction expenses were $15.6 million for the thirty-nine weeks ended October 1, 2005. The transaction expenses for the thirty-nine weeks ended September 30, 2006 relate to the Highmark Acquisition and include seller expenses and management bonuses. The transaction expenses for the thirty-nine weeks ended October 1, 2005 relate to the GGC Moulin Acquisition and include seller expenses, management bonuses, write off of debt financing costs and call premium on the old notes.

Net Interest Expense. Net interest expense increased to $23.7 million for the thirty-nine weeks ended September 30, 2006 from $22.1 million for the thirty-nine weeks ended October 1, 2005. This increase was primarily due to an increase in interest rates as compared to the first three quarters of fiscal 2005 and increased borrowings subsequent to the GGC Moulin Acquisition.

Income Tax Expense. Income tax expense increased to $11.0 million for the thirty-nine weeks ended September 30, 2006 from $2.6 million for the thirty-nine weeks ended October 1, 2005. This increase is due to the reduction of tax deductible expenses related to the Highmark Acquisition as compared to the GGC Moulin Acquisition.

Net Income (Loss). Net income was $10.7 million for the thirty-nine weeks ended September 30, 2006 compared to a net loss of $0.4 million for the thirty-nine weeks ended October 1, 2005. The loss was primarily a result of the transaction expenses incurred in conjunction with the GGC Moulin Acquisition.

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

Cash flows from operating activities provided net cash of $25.0 million for the thirty-nine weeks ended September 30, 2006 and $26.5 million for the thirty-nine weeks ended October 1, 2005. Our other sources of working capital are cash on hand and funding from our revolving credit facility. As of September 30, 2006, we had $40.4 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our New Credit Facility, excluding $2.6 million letters of credit outstanding.

Payments on debt and issuance of debt and equity transactions related to the acquisition and merger have been our principal financing activities. Cash flows provided by financing activities were $9.9 million for the thirty-nine weeks ended September 30, 2006. Cash flows used in financing activities were $5.9 million for the thirty-nine weeks ended October 1, 2005.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $35.8 million as of September 30, 2006. Our working capital was $17.6 million as of December 31, 2005.

Capital expenditures were $12.3 million for the thirty-nine weeks ended September 30, 2006 compared to $10.6 million for the thirty-nine weeks ended October 1, 2005. Capital expenditures for all of 2006 are projected to be approximately $17.5 million. Of the planned 2006 capital expenditures, approximately $6.1 million is related to commitments for new stores and approximately $11.4 million is expected to be for improvement of existing facilities and systems.

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

Long-Term Debt

Credit Facility

In December 2002, the Company entered into a credit agreement which provided for $117.0 million in term loans and $25.0 million in revolving credit facilities (the Old Credit Facility). In connection with the THLee Acquisition, we entered into a new senior secured credit facility which consists of (i) the $165.0 million term loan facility (the Term Loan Facility); and (ii) the $25.0 million secured revolving credit facility (the Revolver and together with the Term Loan Facility, the New Credit Facility). The borrowings of the New Credit Facility together with the net proceeds from the offering of the Initial Notes and the equity investment of Moulin and Golden Gate were used to pay a cash portion of the purchase price of the GGC Moulin Acquisition, to repay debt outstanding under the Old Credit Facility, to retire the Retired Notes, pay the related tender premium and accrued interest and to pay the related transaction fees and expenses. Thereafter, the New Credit Facility is available to finance working capital requirements and general corporate purposes.

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The term loan facility began amortizing in the third quarter of fiscal 2005 and will continue through the date of maturity in fiscal 2012 according to the following schedule:

Year	Amount (in millions)
2006	$0.41
2007	1.65
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	153.86

$162.52

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

In addition to paying interest on outstanding principal under the New Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. We will also pay customary letter of credit fees.

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

As of September 30, 2006 we were in compliance with all of our financial covenants.

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

Mandatory prepayments will be applied to the Term Loan Facility, first to the scheduled installments of the term loan occurring within the next 12 months in direct order of maturity, and second,

ratably to the remaining installments of the term loan. We may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary “breakage” costs (as defined in the Term Loan Agreement) with respect to Eurodollar loans.

In connection with the borrowings made under the New Credit Facility, we incurred approximately $8.2 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the New Credit Facility. The unamortized amount of debt issuance costs as of September 30, 2006 related to the New Credit Facility was $6.1 million.

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

In connection with the borrowings made under the Initial Notes, we incurred approximately $10.3 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the life of the notes. The unamortized amount of debt issuance costs as of September 30, 2006 related to the notes was $8.6 million.

In 1998, we issued 300,000 shares of a new series of preferred stock (the “Preferred Stock”), par value $.01 per share. Dividends on shares of the Preferred Stock were cumulative from the date of issue (whether or not declared). Such dividends accrued on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount compounded annually. In conjunction with the GGC Moulin Acquisition, we redeemed all 300,000 shares of the Preferred Stock at $100 per share plus all accumulated and unpaid dividends.

Contractual Obligations. We are committed to make cash payments in the future on the following types of agreements:

•	Long term debt; and

•	Operating leases for stores and office facilities.

The following table reflects a summary of our contractual obligations as of September 30, 2006:

	Payments due by period
	Total	Less than 1 yr	1 to 3 yrs	4 to 5 yrs	More than 5 yrs
Long Term Debt (1)	$312,602	$1,650	$3,300	$3,300	$304,352
Capital Lease Obligations	1,500	408	1,057	35	—
Operating Leases (2)	155,128	34,473	57,977	33,054	29,624
Interest on Long-Term Debt Obligations (3)	206,997	29,292	58,189	57,661	61,855

Total Future Principal Payments on Contractual Obligations	$676,227	$65,823	$120,523	$94,050	$395,831

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $165.0 million of floating rate debt under our new senior credit facility. See Credit Facility-Interest.” Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See Credit Facility-Mandatory prepayment.”
(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.
(3)	Represents interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 8.0% annual interest on $162.5 million of floating rate debt under our new senior credit facility. The assumed 8.0% interest on the new senior credit facility represents rates at September 30, 2006. The new senior credit facility has quarterly principal payments of $412,000 and a final payment of $153,862,500 due March 1, 2012.

Off-balance sheet arrangements. As of September 30, 2006 our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our New Credit Facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the third quarter of fiscal 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

Our primary market risk exposure is interest rate risk. As of September 30, 2006, approximately $162.5 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $162.5 million in long-term borrowings, our annual interest expense would change by approximately $1.6 million.

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

There has been no change in our internal controls over financial reporting that occurred during the thirty-nine weeks ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the third quarter of fiscal 2006. For further discussion, refer to our annual report on Form 10-K for the year ended December 31, 2005.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” starting on page 22 of our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission on March 27, 2006.

Item 6. Exhibits

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

(b) The Company filed a report on Form 8-K dated October 25, 2006 under Item 8.01. Other Events that reported the Company entered into letter agreement with each of David McComas, Chief Executive Officer, James J. Denny, President and Chief Operating Officer, Douglas Shepard, Executive Vice President and Chief Financial Officer, and George Gebhardt, Executive Vice President of Merchandising and Managed Vision Care (collectively, the “Executive Officers”), which provide for certain rights and obligations of the parties in the event such Executive Officer’s employment is terminated at any time between August 1, 2006 to December 31, 2008 (the “Severance Agreements”).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE CARE CENTERS OF AMERICA, INC.

Date: November 14, 2006

by:	/s/ Douglas C. Shepard
Douglas C. Shepard
Executive Vice President and Chief Financial Officer