Form 10-K
period 2006-12-30
EYE CARE CENTERS OF AMERICA INC
filed 2007-03-27
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2006.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number 33-70572

EYE CARE CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Texas	74-2337775
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

There was no common stock held by non-affiliates of the registrant as of July 1, 2006. As of March 26, 2007, there were 10,000 shares of the Company’s common stock ($0.01 par value) outstanding.

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

You should not place undue reliance on these forward-looking statements, which reflect our management’s view and various assumptions only as of the date of this filing. Because these forward-looking statements involve risks and uncertainties, many of which are beyond our control, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our assumptions, plans, objectives, expectations and intentions with respect to the following:

•	Our competitive environment;

•	The cost and effect of legal, tax or regulatory proceedings;

•	Changes in general economic conditions;

•	Changes to our regulatory environment;

•	Our ability to maintain our relationships with optometrists;

•	Franchise claims by optometrists;

•	Reduction of third-party reimbursement;

•	Technological advances in vision care;

•	Conflicts of interest between our controlling shareholders and noteholders;

•	Failure to realize anticipated cost savings;

•	Exposure to liability claims if we are unable to obtain adequate insurance;

•	Changes in general industry and market conditions and growth rates;

•	Loss of key management personnel;

•	Changes in accounting policies applicable to our business;

•	The impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or future restructuring activities;

•	Our substantial indebtedness;

•	Restrictions imposed on our business by the terms of our indebtedness;

•	Our ability to fund our capital requirements;

•	Long-term impact of laser surgery on the optical industry;

•	Our ability to open new stores and the financial impact derived from those openings; and

•	Our ability to implement and maintain our merchandising and marketing business strategy.

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

General

We are the third largest operator of optical retail stores in the United States as measured by revenues. We currently operate 387 stores in 36 states, offering a broad assortment of high-quality eyeglasses and other eye care products. We believe our value offering differentiates us from our competitors in the optical retail industry. Substantially all of our stores carry between 600 and 800 different styles of branded, private label and non-branded frames, which we pair with advanced eyeglass lens and lens treatment technologies and offer to our customers at attractive prices. We provide extensive in-house lens processing capabilities in most of our stores, allowing those stores to offer our customers one-hour services on most prescriptions. Optometrists located within or adjacent to all of our stores provide convenient eye exams, which we believe results in strong customer loyalty and a consistent source of optical retail customers. We believe this comprehensive eye care offering, in combination with our value-oriented pricing strategy and marketing tag line “Why Pay More?,” represents a compelling value proposition to consumers.

Our stores are located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Our strategy of clustering stores within targeted markets allows us to build local market leadership and strong consumer brand awareness, as well as achieve economies of scale in advertising and field management. We believe that we hold either the number one or two market share position in each of our top 10 markets, compromised of Washington, D.C., Houston, Dallas, Louisville, Phoenix, Tampa/St. Petersburg, Minneapolis/St. Paul, Nashville, Milwaukee and Miami/Ft. Lauderdale.

In December 2004, Thomas H. Lee Partners agreed to sell all of its equity interests in us to ECCA Holdings Corporation (“ECCA Holdings”), a company controlled by Moulin Global Eyecare Holdings Limited (provisional liquidators appointed), which we refer to as Moulin, and Golden Gate Capital, which we refer to as Golden Gate (the “GGC Moulin Acquisition”) for a purchase price of $458.1 million. In this filing, a reference to Moulin shall, where applicable, include Offer

High Investments, Ltd. , a subsidiary of Moulin. Upon consummation of the agreement in March 2005, we became a wholly owned subsidiary of ECCA Holdings.

On April 25, 2006, HVHC Inc. (“HVHC”), a subsidiary of Highmark Inc. (“Highmark”), and ECCA Holdings Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which ECCA Holdings was merged with a wholly-owned subsidiary of HVHC, with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC (the “Highmark Acquisition”). Eye Care Centers of America, Inc. is owned by ECCA Holdings and as a result of the merger became an indirect wholly-owned subsidiary of Highmark. The transaction closed on August 1, 2006. The aggregate merger consideration paid to the shareholders of ECCA Holdings to redeem all common stock consisted of $308.6 million in cash. Approximately $8.6 million in fees were incurred related to the acquisition, resulting in a total purchase price of $317.2 million. We obtained a waiver on our New Credit Facility for the change of control provisions related to the Merger Agreement. In addition, we concluded a mandatory change of control offer on our Notes (defined later in this document) on August 11, 2006 without any redemptions.

Through its investment in us and combined with its other two vision subsidiaries, Davis Vision and Viva Optique, HVHC has a comprehensive offering of optical retail products, vision benefits and services, and the design and distribution of eyewear. From its path of vertical integration and through its three vision subsidiaries, HVHC had combined pro forma revenue exceeding $900 million in 2006.

Eye Care Centers of America, Inc. is incorporated in Texas. Our principal executive offices are located at 11103 West Avenue, San Antonio, Texas 78213-1392 and our telephone number at that address is (210) 340-3531.

Our competitive strengths

We believe we have the following competitive strengths:

Differentiated value strategy. We believe our value strategy, which combines our comprehensive service with a broad product selection and low prices, helps to distinguish us. We believe we offer a broader product selection, lower prices and faster turnaround time than independent optometrists, and a broader product selection, faster turnaround time, better-trained customer service professionals and better doctor availability than mass merchandisers and warehouse clubs. Substantially all of our stores feature between 600 and 800 different styles of high-quality branded, private label and non-branded frames, with between 1,500 and 2,000 stock-keeping units, which we believe represent two to three times the assortment typically provided by independent practitioners, mass merchandisers and warehouse clubs. We focus our marketing efforts around the tag line “Why Pay More?” and have implemented a value-oriented pricing strategy concentrating primarily on private label and non-branded frames, which has resulted in an increase in the volume of private label and non-branded frames to 76.9% of our units sold in fiscal 2006 from 65.5% in fiscal 2001.

Comprehensive service offering. We provide an integrated, comprehensive service offering in our optical retail stores through our proximity to optometrists, our well-trained employees and our in-house lens processing capabilities. In our experience, the location of optometrists within or adjacent to each of our stores is attractive to our customers because of the convenience it provides, and also benefits us by providing consistent customer traffic and high levels of customer loyalty. In 2006, we believe that over 70% of these optometrists’ regular eye exam patients purchased eyewear from our optical retail stores. We also provide extensive training to our employees to maximize productivity of our lab professionals and to ensure that our in-store customer service professionals can advise customers effectively in choosing among our broad frame selection and wide range of value-added products, including technologies such as specialty lenses and lens treatments. The final component of our service offering is our extensive in-house lens processing capabilities, which we provide in 82% of our store locations, allowing those stores to process most prescriptions within one hour. Our remaining stores utilize our centralized lab located in San Antonio, Texas, which is typically able to process and return glasses within three to five days.

Diverse geographic presence with a leading competitive position. We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 387 stores in 36 states, and conduct business under nine regional trade names. We believe all of our trade names have strong, established brand awareness among customers in their respective markets driven by our differentiated value strategy and targeted regional marketing. We believe this has given us either the number one or two market share position in each of our top 10 markets. Our broad geographic reach also makes us an attractive partner for managed vision care providers who seek retailers that deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations with flexible hours of operation and possess sophisticated management information and billing systems. In addition, we believe our geographic diversification enhances our cash flow stability because we are less vulnerable to slow downs in customer traffic and sales due to local economic conditions or weather.

Affiliation with HVHC. We believe there are synergistic opportunities from our relationship with our sister companies owned by HVHC. Davis Vision has the ability to sell managed care vision benefits and services throughout the country. Our stores should benefit through increased participation on the Davis managed care network along with participation as new managed care contracts are awarded. Viva Optique is a frame wholesaler and is a licensee for several major brand names such as Guess, Tommy Hilfiger and Gant. We hope to leverage their expertise in sourcing product and in merchandising branded product in our stores.

Favorable industry trends. Our industry is characterized by stable demand. The medical and non-discretionary nature of eye care purchases provides optical retailers with a consistent source of customers and moderate seasonal fluctuations. Over the period from 2003 to 2006, the optical retail industry grew from $24.1 billion to $25.4 billion according to Jobson Optical Research (“Jobson”), with growth in each year. However, as a result of customers’ desire for broad product selection, convenience, strong customer service and competitive prices, the largest optical retailers have gained market share at the expense of independent practitioners. For example, the total market share of the 10 largest optical retailers in the United States as measured by revenue increased from 20.6% in 2003 to 22.6% in 2005.

Stable financial performance. Our net revenues have increased from $237.9 million in fiscal 1999 to $437.7 million in fiscal 2006, or 84.0%. In the same period, our comparable store sales increased at an average of 2.3% per year, and for the fiscal year ended December 30, 2006 our comparable store sales increased by 6.0%.

Experienced management team. Our senior management team has an average of 30 years of experience in the retail industry and an average of nine years of experience in the optical retail industry, and has worked together at ECCA since 1998 with the exception of James J. Denny, our Chief Operating Officer, who joined us in 2003. In 2001, our senior management team led by David E. McComas, our Chief Executive Officer, initiated our current value strategy across all of our stores, which has helped grow our net revenues while maintaining stable operating margins. Since 2001, our rate of revenue growth has exceeded the growth of the overall optical retail industry. Management has also reduced overhead and working capital levels, which has enabled us to consistently reduce our debt levels. In addition, because we have operated in a high-leverage environment since 1993, our management team has a strong track record of managing our company to generate cash flows for debt repayment.

Our business strategy

Our business strategy consists of the following:

Execute on sourcing initiative. As of December 31, 2004, we purchased 100% of our frames from U.S.-based distributors, despite the fact that the value and private label frames we purchased were primarily manufactured in China. In late 2004, we commenced an internal initiative to purchase frames directly from Chinese manufacturers. We currently source almost all our value and private label product directly from suppliers in China. We continue to achieve significant cost savings through our merchandising initiatives and by purchasing directly from sources in China.

Pursue selective store base expansion opportunities. We intend to continue our disciplined new store-opening program to take advantage of opportunities to improve our competitive position in our existing markets and potentially to enter attractive new markets where we believe we can achieve a leading market share position. In managing our store base, we use a site selection model utilizing proprietary software, which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate the attractiveness of new store openings. In general, our new stores require low capital expenditures to outfit and open, reducing the risk of our new store-opening program. In 2004, we opened seven new stores. In 2005, we opened six stores. In 2006, we opened fourteen new stores. Consistent with our strategic objectives, management believes the opportunity exists to open approximately 25 new stores in both 2007 and 2008 in existing and new markets. Our 2007 and 2008 new market openings will focus primarily on Chicago, where we plan to open twenty stores in 2007 and an additional fifteen in 2008.

Capitalize on managed vision care plans. We primarily participate in fee-for-service funded managed vision care plans, from which we receive set fees for services provided to participants of a plan. As part of our ongoing efforts to further develop our managed vision care business, (i) we have developed significant relationships with insurance companies, which have resulted in our participation as an authorized provider for numerous regional and national managed vision care plans and (ii) we have implemented information systems necessary to compete for managed vision care business. While the average ticket price on products purchased under a managed vision care plan is typically slightly lower than a non-managed vision care sale, we believe managed vision care plan transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. We believe that the increased volume resulting from managed vision care plans also compensates for the lower average ticket price. We believe that managed vision care will continue to benefit large optical retail chains like us that have strong local market shares, broad geographic coverage and sophisticated management information and billing systems. Optical sales from managed vision care plans totaled 32% of our optical sales for the fiscal year ended December 30, 2006, compared to approximately 20% in 1997.

Store operations

Overview. As of March 1, 2007, we operated 387 stores in 36 states under separate trade names in each of our local markets, including “EyeMasters,” “Visionworks,” “Vision World,” “Dr. Bizer’s VisionWorld,” “Dr. Bizer’s ValuVision,” “Doctor’s ValuVision,” “Hour Eyes,” “Stein Optical,” “Eye DRx” and “Binyon’s.” Our stores are located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Our strategy of clustering our stores within targeted geographic markets has allowed us to build local market leadership and strong consumer brand awareness, as well as achieve economies of scale in advertising, management and overhead. Historically, optical retail chains that have changed their trade names after an acquisition have suffered a loss in revenues. We believe changing the names under which our stores operate in each market could result in a significant loss of customer traffic. As a result, we have maintained distinct trade names in the local markets in which we operate.

While all of our stores sell frames and lenses, we operate various store formats. Our superstores carry a broad product offering, have an optometrist adjacent to or within the store and have in-house lens processing capabilities. Our conventional stores, which are generally smaller than our superstores, also carry a broad product offering and have an optometrist adjacent to or within the store, but either have more limited or no in-house lens processing capabilities. As of March 1, 2007, we operated 318 superstores and 69 conventional stores.

Trade Name	Number Of Stores	Geographic Focus	Typical Store Format
EyeMasters	165	Southwest,	Superstores
		Midwest,	Sq. Ft. 4,000
		Southeast	Lab
			Contact Lenses (104 of 165 locations)

Visionworks	59	Southeast	Superstores
			Sq. Ft. 6,000
			Lab
			Contact Lenses

Vision World	35	Primarily	Conventional
		Minnesota	Sq. Ft. 2,300
			Contact Lenses

Doctor’s VisionWorks	37	Maryland, Colorado	Superstores
		and Atlanta	Sq. Ft. 3,600
			Lab
			Contact Lenses

Dr. Bizer’s VisionWorld, Dr. Bizer’s	25	Southeast &	Superstores
ValuVision, Doctor’s ValuVision		Central	Sq. Ft. 5,700
			Lab
			Contact Lenses

Hour Eyes	22	Primarily	Conventional
		Washington, DC &	Sq. Ft. 2,500
		N. Virginia	Lab
			Contact Lenses

Stein Optical	15	Primarily	Superstores
		Wisconsin	Sq. Ft. 3,400
			Lab
			Contact Lenses

Eye DRx	15	Primarily	Conventional
		New Jersey	Sq. Ft. 3,200
			Contact Lenses

Binyon’s	14	Primarily	Superstores
		Oregon	Sq. Ft. 4,600
			Lab

Total	387

As a result of our targeted approach to local markets, we believe that we hold a leading market position in all of our top 10 markets. We estimate that our market share ranking is either number one or two in each of these markets. The following table sets forth our top 10 markets as measured by our revenues as of December 30, 2006.

Designated Market Area	Stores
Washington, D.C	22
Houston	21
Dallas	20
Louisville	7
Phoenix	12
Tampa/St. Petersburg	13
Minneapolis/St. Paul	21
Nashville	11
Milwaukee	15
Miami/Ft. Lauderdale	10

Total of Top Ten Markets	152

Locations. We believe that the location of our stores is an essential element of our strategy to compete effectively in the optical retail market. We emphasize locations within regional shopping malls, strip shopping centers, power centers (which are strip shopping centers anchored by leading national retailers) and freestanding locations. We generally target retail space that is close to high volume retail anchor stores. Of our 387 stores, 191 are located in enclosed regional malls, 137 are in power or strip shopping centers and 59 are freestanding locations.

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

In-house optometrist. Adjacent to or within all of our stores is an optometrist who performs eye examinations and in some cases dispenses contact lenses. The optometrists generally have the same operating hours as our adjacent stores. The optometrists offer customers convenient eye exams and provide a consistent source of optical retail customers. In 2006, we believe that over 70% of these optometrists’ regular eye exam patients purchased eyewear from our adjacent optical retail stores. In addition, we believe proficient optometrists help to generate repeat customers and reinforce the quality and professionalism of each store.

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

At 300 of our 387 stores, including the 67 OD PC-owned stores, the optometrists operate optometry independently, and at the remaining 87 stores, the optometrists are our employees or independent contractors.

•

At 190 of our stores, the optometrists operate independently from us and lease space within or adjacent to each store to operate their eye examination practices. At the 134 of these locations that operate within or adjacent to our EyeMasters stores we license the use of our trademark “Master Eye Associates” to the optometrists. At the other 56 locations the optometrists operate under their own trade names. Most of these independent optometrists pay us monthly rent consisting of a percentage of gross receipts or base rental, and those that use our trademark also pay us a licensing fee. For these locations, we consolidate only the results of the optical retail stores.

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

•

67 of our stores are owned by an OD PC. Each OD PC owns both the retail store and the professional eye examination practice. Each OD PC employs the optometrists and we provide management services to these stores (including the retail store and the professional practice) under long-term management agreements. The fees we earn under the long-term management agreements approximate substantially all of the cash flows from the OD PCs. Under GAAP, we are required to consolidate the results of 54 of these stores with the results of our 320 directly-owned stores. The remaining 13 stores are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of the management agreements for those 13 OD PC-operated stores. At most of these locations, we lease the premises to the OD PC and provide the staff (other than the optometrists), furniture, fixtures and equipment. We have an option to purchase the OD PC (or its assets) utilizing an agreed upon calculation to determine the purchase price. As of December 30, 2006, these prices in the aggregate were approximately $3.9 million. The long-term management agreements specifically prohibit us from engaging in activities that would constitute controlling the OD PC’s practice under state optometrical law and reserve such rights and duties for the OD PC.

•

At 87 of our stores, the optometrists are our employees or are independent contractors. For these locations, we consolidate the results of both the optical retail stores and the optometrist’s professional eye exam practices.

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

Breadth and depth of selection. Our stores offer customers high-quality frames, lenses, contact lenses, accessories and sunglasses, including branded, private label and non-branded frames. Frame assortments are tailored to match the demographic composition of each store’s market. Substantially all of our stores feature between 1,500 and 2,000 stock-keeping units with between 600 and 800 different styles of frames. We believe these inventory levels represent two to three times the assortment typically provided by independent practitioners, mass merchandisers, warehouse clubs and other smaller optical retailers. Approximately 23% of our frame inventory consists of national brand names such as Nine West, Polo/Ralph Lauren, Guess, Eddie Bauer and Laura Ashley, or branded frames, with an additional 25% manufactured specifically for us under our proprietary brands, or private label frames. The balance of our frame inventory is comprised of frames that have no brand, or non-branded frames. We believe that our broad selection of high-quality, lower-priced private label and non-branded frames allows us to offer more value to customers while improving our gross margin. In addition, we offer customers a wide variety of value-added eyewear features and services which generate higher gross margins. These include thinner and lighter lenses, progressive lenses and custom lens features, such as tinting, anti-reflective coatings, scratch-resistant coatings, ultra-violet protection and edge polishing.

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

Marketing

We actively support our stores with frequent local advertising in individual markets. Advertising expenditures totaled $36.5 million, or 8.3% of net revenues, in fiscal 2006. We generally expect advertising expenditures to remain consistent as a percentage of net revenues. We utilize a variety of advertising media and promotions in order to establish our image as a high-quality, cost competitive eyewear provider with a broad product offering. Our brand positioning is supported by a marketing campaign, which features the phrase “Why Pay More?”. In addition, we believe that our strategy of clustering stores in each targeted market area maximizes the benefit of our advertising expenditures.

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

As part of our ongoing effort to further develop our managed vision care business, we have (i) developed significant relationships with insurance companies, which has resulted in our participation as an authorized provider on numerous regional and national managed vision care plans, and (ii) we have implemented information systems necessary to compete for fee-for-service funded managed vision care business. We have made a strategic decision to pursue fee-for-service funded managed vision care plans rather than discount programs because we believe this strategy offers better growth potential. For the fiscal year ended December 30, 2006, 32% of our net revenues were derived from managed vision care plans. We believe our total managed vision care business will continue to account for approximately 30% of sales going forward, with the percentage attributable to funded programs increasing as net revenues from discount programs decline. None of our managed vision care plans account for 10% or more of our revenues.

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

Vendors

We have developed strategic relationships with key vendors, resulting in improved service and payment terms. We purchase a majority of our lenses from five principal vendors. In fiscal 2006, two vendors supplied over 66% of our lens materials. While these vendors supplied a significant share of the lenses used by us, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. We do not believe that we are dependent on these vendors or any other single vendor for lenses. We purchase frames from over 11 different vendors. In fiscal 2006, three vendors collectively supplied approximately 52% of our frames. Private label and non-branded frames can be sourced from multiple vendors, whereas any particular branded frame can only be obtained from a single vendor. We are not dependent on a single vendor of branded frames and, if necessary, we believe we could replace any of our branded frames with alternative brands available from different vendors. We believe that our relationships with our existing vendors are satisfactory and that significant disruption in the delivery of merchandise from one or more of our current principal vendors would not have a material adverse effect on our operations.

Competition

The optical retail industry is fragmented and highly competitive. We compete with (i) independent practitioners (including opticians, optometrists and ophthalmologists who operate an optical dispensary within their practice), (ii) other optical retail chains and (iii) mass merchandisers and warehouse clubs. We compete on the basis of our differentiated value strategy, which combines product selection, customer service and speed of delivery at competitive prices. Our largest optical retail chain competitors are LensCrafters and Cole National Corporation (Pearle Vision and Cole Licensed Brands), which are both owned by Luxottica Group SpA and had combined sales of approximately $2.4 billion in 2005. Our largest mass merchandiser competitor is Wal-Mart, which had sales of approximately $1.1 billion from its optical retail outlets in 2005.

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

We have the following operating structures in place to address these and other regulatory issues:

•

At 233 of our stores, the optometrists are independent optometrists, who sublease space within or adjacent to each store to operate their eye examination practices and pay us monthly rent consisting of a percentage of gross receipts or base rental. The subleases contain standard provisions that would be common in most landlord/tenant relationships, but also include certain provisions that are unique to the optical retailer/optometrist relationship, including restrictions on selling optical goods and maintaining licensing. Substantially all of our subleases with the optometrists located within or adjacent to our stores are for a term of one year. Our previous standard form of sublease contained a representation by the optometrist relating to maintaining certain specified operating hours. In the form of sublease we began using in November 2003, the optometrist represents to us that his or her office hours will be consistent with both industry standards for optometry practices and the hours of operation of the shopping center or mall (as specified in the sublease) within which the subleased premises are located. Some states have regulatory restrictions with respect to setting the hours of operation of an optometrist and our subleases could be determined to conflict with these restrictions. We also license the use of our trademark “Master Eye Associates” at the 134 locations operating within or adjacent to our EyeMasters stores. Some of these licenses are royalty free, while others contain a license fee based on a percentage of gross receipts. At 43 of these stores, we also provide management services to the optometrist’s professional eye exam practice for a management fee. The management agreements specifically prohibit us from engaging in activities that would constitute controlling the optometrist’s practice for state law purposes and reserve such rights and duties to the optometrist.

•

67 of our stores are owned by an OD PC. Each OD PC owns both the retail store and the professional eye examination practice. Each OD PC employs the optometrists and we provide management services to these stores (including the retail store and the professional practice) under long-term management agreements. At most of these locations, we provide the leased premises, staff (other than the optometrists), furniture, fixtures and equipment. In addition, we have an option to purchase the OD PC (or its assets) utilizing an agreed upon calculation to determine the purchase price. The long-term management agreements specifically prohibit us from engaging in activities that would constitute controlling the OD PC’s practice for state law purposes and reserve such rights and duties for the OD PC. In the event that, among other things, any of these relationships are found not to comply with state optometric law, state optometric law makes these relationships economically less advantageous or if we experience certain events of bankruptcy, these long-term management agreements may be terminated at the option of the respective OD PCs.

•	At 87 of our stores, the optometrists are our employees or are independent contractors.

See “—Store operations-In-house optometrist” for more information.

Courts and regulatory authorities are likely to look at all of the agreements relating to our operating structures and the actual day-to-day operating procedures employed at each store location. While we regularly review our arrangements with optometrists and our operating procedures for compliance with applicable laws and regulations, we have not requested, and have not received, from any governmental agency any advisory opinion finding that such relationships are in compliance with applicable laws and regulations, and it is possible that any of these relationships may be found not to comply with such laws and regulations. For example, a court or regulatory authority could conclude that our relationships and our operations result in the improper control of an optometric practice or otherwise do not comply with applicable laws and regulations. Violations of these laws and regulations may result in censure or delicensing of optometrists, substantial civil or criminal damages and penalties, including double and triple monetary damages and penalties and, in the case of violations of federal laws and regulations, exclusion from the Medicare and Medicaid programs, or other sanctions. In addition, a determination in any state that we are controlling an optometric practice or engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any sublease, management or service agreement between us and optometrists located in such state unenforceable or subject to modification, or necessitate a buy-out of an OD PC.

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

Employees

As of December 30, 2006, we employed approximately 4,800 employees. Approximately 70 hourly paid workers in our Eye DRx stores are affiliated with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, with which the Company has a contract extending through November 30, 2009. We consider our relations with our employees generally to be good.

Optical retail industry

We operate in the U.S. optical retail industry, which generated $25.4 billion in sales in 2006.

The following chart sets forth expenditures (based upon products sold) in the optical retail market over the decade 2003 to 2006, based on Jobson research reports:

U.S. Optical Retail Sales by Sector 2003—2006

(Dollars in billions)

	2003	2004	2005	2006
Frames	$8.1	$7.9	$8.2	$8.4
Lenses/treatments	7.8	7.4	7.6	7.7
Examinations	4.3	4.2	4.3	4.7
Contact lenses	2.0	2.1	2.2	2.4
Sunglasses	1.9	1.9	1.9	2.2

	$24.1	$23.5	$24.2	$25.4

We believe that the optical retail market is characterized by the following trends:

•

Favorable demographics. As of 2005, approximately 70% of the U.S. population age 18 and over (or more than 150 million individuals), including 88% of people over the age of 55, required some form of corrective eyewear. In addition to their higher utilization of corrective eyewear, the over-55 segment spends more per pair of glasses purchased due to their need for premium priced products like bifocals and progressive lenses and their generally higher levels of discretionary income. As the “baby boom” generation ages and life expectancies increase, we believe that this demographic trend is likely to increase the number of eyewear customers.

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

•

New product innovations. Since the late 1980s, several technological innovations have led to the introduction of new optical lenses and lens treatments, including progressive addition lenses (no-line bifocal lenses), high-index and aspheric lenses (thinner and lighter lenses), polycarbonate lenses (shatter resistant lenses) and anti-reflective lens coatings. These innovative products are popular among consumers, generally command premium prices and yield higher margins. The average retail price for all lenses and lens treatments has increased from $88 to $103 between 1995 and 2005, reflecting, in part, the rising popularity of these products.

•

LASIK surgery. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996 as an alternative to eyeglasses and contacts. In 2005, eye care professionals performed laser vision correction surgery procedures on approximately 1.1 million people in the United States. Despite the initial rapid growth, Jobson estimates that since the introduction of LASIK only 2.3% of the U.S. population requiring corrective eyewear has had the LASIK procedure. Over the last five years, the number of people that have had the LASIK procedure has averaged approximately 780,000 people per year. The LASIK procedure is relatively expensive and is generally not covered by health insurance. We believe LASIK is unlikely to significantly impact the eyeglass market in the near future, although it could have a long-term cumulative impact.

We believe the optical retail industry differs in many respects from other traditional retailing sectors. The medical and non-discretionary nature of eye care purchases provides optical retailers with a consistent source of customers and moderate seasonal fluctuations in sales relative to other sectors of the retail industry. In addition, we believe annual wellness exams provided by optometrists result in repeat business and customer loyalty. The stability of the optical retail industry is also reinforced by the frequency of the replacement of eyeglasses by customers. In its survey, Jobson estimated that on average customers replaced their eyeglasses once every 2.2 years.

The optical retail industry is highly fragmented and primarily consists of national and regional optical retail chains, mass merchandisers, independent optometry practitioners and warehouse clubs. However, as a result of customers’ desire for broad product selection, convenience, strong customer service and competitive prices, the largest optical retailers have gained market share at the expense of independent practitioners. For example, the total market share of the 10 largest optical retailers in the United States as measured by revenue increased from 20.6% in 2003 to 22.6% in 2005. We believe the largest optical retailers are well-positioned to further increase their market share. Below is a description of the types of retailers that compete in the optical retail industry.

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

Some of our competitors are much larger than us. For example, LensCrafters and Cole Vision, which are owned by Luxottica Group SpA, had combined sales of approximately $2.4 billion in 2005 and the optical outlets contained in Wal-Mart stores had sales of approximately $1.1 billion in 2005. These and other competitors have greater financial resources than we do and may be able to compete more effectively in an aggressive pricing environment. For example, when our major competitors offer significantly lower prices for their products we often adopt similar pricing strategies, which may reduce our revenues, gross margins and cash flows, and render us less able to compete with our largest competitors.

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

Our relationships with optometrists are subject to state optometric laws that generally prohibit us from “controlling” the practice of optometry or from practicing optometry. Accordingly, we have adopted different contractual arrangements with optometrists to comply with the various regulations in the states in which we operate. For example, we sublease 67 of our stores pursuant to contracts with professional corporations or other entities controlled by optometrists, which we refer to as OD PCs. The OD PCs own the optical dispensary and the professional eye examination practice and employ the optometrists. We manage the OD PC stores under long-term management agreements, including management of the professional practice and optical retail business. Notwithstanding our efforts to comply with applicable law, a court or regulatory authority could conclude that any of our contractual arrangements with optometrists, including our long-term management agreements with OD PCs, subleases and trademark license agreements, and our day-to-day operational practices in managing these relationships, result in the improper control of an optometric practice or otherwise do not comply with applicable laws and regulations. A finding that we are in violation of these laws and regulations may result in censure or delicensing of optometrists, substantial civil or criminal damages and penalties, including double and triple monetary damages and penalties, and, in the case of violations of federal laws and regulations, exclusion from the Medicare and Medicaid programs, or other sanctions. In addition, a determination in any state that we are controlling an optometric practice or engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any sublease, management or service agreement between us and optometrists located in such state unenforceable or subject to modification, or, for example, could necessitate a buy-out of an OD PC. Each of these events could adversely impact our revenues and cash flows.

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

While most of these optometrists operate one practice location, five optometrists operate an aggregate of 109 locations, which includes OD PCs. Due to this concentration of locations operated by these optometrists, disputes or regulatory issues with any of these optometrists could have a greater impact on our business.

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

A significant portion of medical care in the United States is funded by government and private insurance plans, including managed vision care plans. For the fiscal year ended December 31, 2005 and December 30, 2006, approximately 33% and 32%, respectively, of our net revenues were derived from managed vision care plans. The health care industry is experiencing a trend toward cost-containment with government and private insurance plans seeking to impose lower reimbursement, utilization restrictions and risk-based compensation arrangements. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover the cost of the services we provide to plan beneficiaries. In addition, many private insurance plans may base their reimbursement rates on the government rates. Private insurance plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and explorations of more cost-effective methods of delivering health care. Accordingly, reimbursement for purchase and use of eye care services may be limited or reduced, thereby adversely affecting our revenues and cash flows. Furthermore, government or private insurance plans may retrospectively and/or prospectively adjust payments to us in amounts which would have a material adverse effect on our cash flows and financial condition.

Our controlling shareholders have the ability to direct our operations and their interests may conflict with the interests of noteholders.

Highmark is an independent licensee of the Blue Cross Blue Shield association. In addition, Highmark owns a managed vision care and a frame wholesale company. We are currently controlled by Highmark. Highmark’s control of us could be exercised in a manner that may be in conflict with the interests of noteholders.

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

Our goodwill is subject to annual impairment assessments.

Goodwill is the amount of excess purchase price over the fair market value of acquired net assets and identified intangibles. We perform an annual assessment of goodwill that involves the comparison of the fair value of the company with its carrying amount. Fair value is estimated using discounted cash flows and earnings multiples comparable to asset market values. If the fair value is less than the carrying value, goodwill is considered impaired. Impairment would adversely affect our results of operations. At December 30, 2006, our goodwill of $523,301 represents 78.3% of our total assets. We performed the necessary evaluation and no impairment exists.

Risks relating to the Notes

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the Notes.

The following table shows our level of indebtedness and certain other information as of December 30, 2006.

Exchange Notes, face amount of $152,000 net of unamortized debt discount of $1,865	$150,135
Credit Facilities	137,112
Capital lease and other obligations	1,399

288,646

Our substantial degree of leverage could have important consequences for our creditors, including the following:

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

We may be able to incur more debt in the future, which may intensify the risks described in this filing. The indenture governing the Notes and our new senior credit facility do not prohibit us from doing so. As of December 30, 2006, we were able to borrow up to an additional $25.0 million (excluding $2.6 million of letters of credit) under the revolving portion of our new senior credit facility. All of those borrowings would have been secured by substantially all of our assets and would have ranked senior to the Notes and the guarantees.

In addition, we will have substantial obligations under our non-cancelable operating leases relating to substantially all of our retail facilities as well as our corporate offices and distribution center. For fiscal 2007, our minimum operating lease payments are $34.9 million.

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

All of our borrowings under our new senior credit facility bear interest at a floating rate. As of December 30, 2006, we had approximately $137.1 million of long-term, floating-rate debt under our new senior credit facility. Accordingly, our net income will be affected by changes in interest rates. Assuming a one percentage point increase in the interest rate under our new senior credit facility, our pro forma interest expense for the fiscal year ended December 30, 2006 would have increased by approximately $1.6 million.

Covenants in our debt agreements restrict our business in many ways.

The indenture governing the Notes contains various covenants that limit our ability and/or our restricted subsidiaries’ ability to, among other things:

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

The right to receive payments on the Notes and the guarantees is junior to the obligations under our new senior credit facility and possibly all our future borrowings.

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

As of December 30, 2006, the Notes and the guarantees were subordinated to approximately $137.1 million of senior indebtedness and an additional $25.0 million was available for borrowing (excluding $2.6 million of letters of credit) as additional senior indebtedness under the revolving credit portion of our new senior credit facility, subject to certain conditions. We may be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture and the new senior credit facility.

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

Creditors will not have any claim as a creditor against any professional corporations or other entities controlled by an optometrist.

In order to comply with regulations in certain states regarding the practice of optometry, we sublease 67 stores to professional corporations or other entities controlled by optometrists, which we refer to as OD PCs. We manage these stores pursuant to long-term agreements with the OD PCs, and although we do not own any of the OD PCs, under GAAP we consolidate the assets, liabilities, results of operations and cash flows of 54 of the 67 stores owned by OD PCs. However, our rights to the cash flow from the OD PCs are limited to our rights under the management agreements governing our relationship with the respective OD PCs. As of December 30, 2006, approximately $5.0 million, or 0.8%, of our total consolidated assets were owned by OD PCs. The OD PCs do not guarantee and will not guarantee the Notes and you will not have any claim as a creditor against any assets owned by an OD PC. For additional information on the OD PCs see note 9 to our historical consolidated financial statements included elsewhere in this filing.

We many not be able to repurchase the Notes upon a change of control.

Upon the occurrence of a change of control or other specific kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest. We may not be able to repurchase the Notes upon a change of control because we may not have sufficient funds. Further, we are contractually restricted under the terms of our new senior credit facility or other future senior indebtedness from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the Notes unless we are able to refinance or obtain waivers under our new senior credit facility. Our failure to repurchase the Notes upon a change of control would cause a default under the indenture and a cross-default under our new senior credit facility. Our new senior credit facility also provides that a change of control, as defined in such agreement, will be a default that permits lenders to accelerate the maturity of borrowings thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the Notes, and reducing the practical benefit of the offer-to-purchase provisions to the holders of the Notes. Any of our future debt agreements may contain similar provisions.

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

The ability to transfer the Exchange Notes may be limited by the absence of an active trading market, and an active trading market may not develop for the Exchange Notes.

The Exchange Notes are a new issue of securities for which there is no established trading market. We do not intend to have the Exchange Notes listed on a national securities exchange or to arrange for quotation on any automated dealer quotation systems. The liquidity of the Exchange Notes will depend on a number of factors, including:

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

Federal and state fraudulent transfer laws permit a court to void the Notes and the guarantees, and, if that occurs, note holders may not receive any payments on the Notes.

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

As of December 30, 2006, we operated 387 retail locations in the United States. We believe our properties are adequate and suitable for our purposes. We lease all of our retail locations, the majority of which are under leases that in addition to our base rent require payment by us of our pro rata share of real estate taxes, utilities and common area maintenance charges. These leases range in terms of up to 15 years and generally have a 10 year duration, and we renew approximately 40 to 50 leases annually. In substantially all of our stores that we operate, we sublease (or the landlord leases) a portion of such stores or an adjacent space to an independent optometrist (or its wholly-owned operating entity). With respect to the OD PCs, we sublease the entire premises of the store to the OD PC. The terms of these leases or subleases range from one to 15 years, with rentals consisting of a percentage of gross receipts or base rental. The general location and character of our stores are described in “Business—Store operations.”

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

None in the fourth quarter of Fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

The Common Stock, par value $.01 per share, of the Company is not traded on any established public trading market. There is one holder of the Common Stock, ECCA Holdings Corporation. No dividends were paid in fiscal 2004, 2005 or 2006 and payment of dividends is restricted by the Indenture governing the Notes (as defined in Management Discussion and Analysis – Liquidity and Capital Resources).

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the dates and periods indicated and should be read in conjunction with our historical consolidated financial statements and the related notes thereto and “Management’s discussion and analysis of financial condition and results of operations” included elsewhere in this filing. The selected historical consolidated financial data as of and for the five fiscal years ended December 28, 2002, December 27, 2003, January 1, 2005, December 31, 2005 and December 30, 2006 are derived from our audited consolidated financial statements. In order to provide the most beneficial performance comparison, the results of our predecessors for the period January 2, 2005 to March 1, 2005 have been combined with the predecessor period March 2, 2005 to December 31, 2005 to represent a total fiscal year. Similarly, the results of our predecessor for the period January 1, 2006 to August 1, 2006 have been combined with the period August 2, 2006 to December 30, 2006 to represent a total fiscal year.

(Dollars in thousands)	December 28, 2002	December 27, 2003	January 1, 2005	Combined December 31, 2005	Combined December 30, 2006
Statement of Operations Data:
Net revenues	$363,667	$369,852	$399,468	$406,246	$437,739
Operating costs and expenses:
Cost of goods sold	112,471	114,578	125,489	120,700	118,403
Selling, general and administrative (1)	212,472	218,702	231,615	239,497	257,537
Transaction expenses	15,642	7,547
Amortization of intangible assets	1,865	165	—	—	—

Total costs and expenses	326,808	333,445	357,104	375,839	383,487

Operating income	36,859	36,407	42,364	30,407	54,252
Interest expense, net	21,051	20,200	20,216	28,969	31,599

Income before income taxes	15,808	16,207	22,148	1,438	22,653
Income tax expense (benefit)	1,565	(9,600)	5,302	4,242	11,885

Net income (loss)	$14,243	$25,807	$16,846	$(2,804)	$10,768

Store Level Data:
Comparable store sales growth (2)	5.60%	-0.30%	3.00%	3.00%	6.00%
No. of stores (at period end)	363	371	377	380	387
Sales per store (3)	$1,009	$1,010	$1,064	$1,139	$1,196
Other Financial Data:
Depreciation and amortization	$20,626	$16,818	$15,907	$16,496	$15,792
Capital expenditures	10,668	10,971	10,639	13,469	17,474
Gross margin (4)	68.8%	68.7%	68.3%	70.0%	72.8%
Ratio of earnings to fixed charges (5)	1.49	x	1.52	x	1.76	x	1.04	x	1.55	x
Net cash provided by operating activities	34,363	27,412	24,821	34,531	41,504
Net cash used in investing activities	(10,668)	(10,971)	(10,639)	(13,469)	(17,474)
Net cash provided by (used in) financing activities	(23,617)	(16,082)	(14,893)	(6,378)	(27,952)
Miscellaneous Data:
Adjusted EBITDA—see below	$56,774	$53,725	$59,404	$64,319	$78,775
Adjusted EBITDA margin %	15.61%	14.53%	14.87%	15.83%	18.00%

	As of
	December 28, 2002	December 27, 2003	January 1, 2005	December 31, 2005	December 30, 2006

(Dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$3,450	$3,809	$3,098	$17,782	$13,860
Total assets	217,056	225,526	225,549	529,862	668,199
Long-term debt, including current maturities	254,633	238,825	223,913	315,897	288,646
Preferred stock	54,703	62,169	70,825	—	—
Total shareholders’ equity (deficit)	(89,121)	(63,629)	(47,673)	162,407	321,378

(1)	Included in the selling, general and administrative expenses during the year ended December 28, 2002 is a gain related to the extinguishment of debt of $0.9 million. This amount has been classified in operating cost and expenses.
(2)	Comparable store sales growth is calculated comparing net revenues for the period indicated to net revenues of the equivalent prior period for all stores open at least twelve months during such prior period. Note fiscal 2004 was a 53 week year. Comparable store sales growth of 3.0% for 2004 is based on inclusion of incremental week. If excluded, comparable store sales grow for fiscal 2004 was 4.9%. Fiscal 2005 comparable store sales growth was calculated excluding the incremental week for fiscal 2004.
(3)	Sales per store is calculated on a monthly basis by dividing total net revenues by the total number of stores open during the period. Annual sales per store is the sum of the monthly calculations.
(4)	Gross margin is cost of goods sold as a percentage of optical sales in a period.
(5)	For the purposes of determining the ratio of earnings to fixed charges, ‘earnings” represents income (loss) before income tax expense plus fixed charges. “Fixed charges” consists of interest, amortization of debt issuance costs and a portion of rent, which is representative of interest factor.

Non GAAP Information

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

	December 28, 2002	December 27, 2003	January 1, 2005	Combined December 31, 2005	Combined December 30, 2006
Reconciliation of Adjusted EBITDA to Operating income:
Operating income	$36,859	$36,407	$42,364	$30,407	$54,252
Reconciling items:
Depreciation and amortization	20,626	16,818	15,907	16,496	15,792
Gain on extinguishment of debt	(1,211)	—	—	—	—
Transaction expense			633	15,642	7,547
Management fees	500	500	500	1,774	1,184

Adjusted EBITDA	$56,774	$53,725	$59,404	$64,319	$78,775

Reconciliation of Adjusted EBITDA to Net Cash provided by operating activities:

Net Cash provided by operating activities	$34,363	$27,412	$24,821	$34,531	$41,504
Deferred income taxes	—	14,015	2,063	(2,672)	(1,332)
Interest expense	21,051	20,200	20,216	28,969	31,599
Income tax provision	1,565	(9,600)	5,302	4,242	11,885
changes in assets & liabilities	(205)	1,698	7,002	(751)	(4,881)

Adjusted EBITDA	$56,774	$53,725	$59,404	$64,319	$78,775

Adjusted EBITDA margin. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA (as defined and reconciled above) by Net revenues.

Combined Fiscal periods. In order to provide the most beneficial performance comparison, the results of our predecessors for the period January 2, 2005 to March 1, 2005 have been combined with the predecessor period March 2, 2005 to December 31, 2005 to represent a total fiscal year. Similarly, the results of our predecessor for the period January 1, 2006 to August 1, 2006 have been combined with the period August 2, 2006 to December 30, 2006 to represent a total fiscal year. Such combination does not comply with GAAP, which requires the successor period be presented separately from the predecessor periods, because purchase accounting adjustments may make the successor period not comparable to the predecessor period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 387 stores in 36 states, including 320 directly-owned stores and 67 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 320 directly-owned stores, as well as the results of 54 of the 67 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 374 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 374 consolidated stores, as well as the professional fees of the optometrists at 184 of the stores. These 179 stores include 87 stores where the optometrist is our employee or an independent contractor, the 54 stores operated by an OD PC that are consolidated in our results and the 43 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expenses related to opening new stores adversely affect our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, management believes the opportunity exists to open approximately 25 new stores in both 2007 and 2008 in existing and new markets. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

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

Results of Operations

The following table sets forth the percentage relationship to net revenues of certain income statement data.

	Fiscal Year
	2004	Combined 2005	Combined 2006
Net revenues:
Optical sales	99.2%	99.2%	99.3%
Management fee	0.8	0.8	0.7

Total net revenues	100.0	100.0	100.0

Operating costs and expenses:
Cost of goods sold (a)	31.7	30.0	27.2
Selling, general and administrative expenses (a)	58.5	59.4	59.2
Transaction expenses	—	3.9	1.7

Total operating costs and expenses	89.4	92.5	87.6

Income from operations	10.6	7.5	12.4
Interest expense, net	5.1	7.2	7.2

Income before income taxes	5.5	0.3	5.2
Income tax expense	1.3	1.0	2.7

Net income/(loss)	4.2	(0.7)	2.5

(a)	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this prospectus.

Fiscal 2006 compared to Fiscal 2005.

Net Revenues. Net revenues increased to $437.7 million in fiscal 2006 from $406.2 million in fiscal 2005. The increase was largely the result of a comparable store sales increase of 6.0% compared to fiscal 2005. We opened fourteen stores and closed seven stores in fiscal 2006. Net revenues attributable to the new stores opened in fiscal 2006 were $6.3 million. The increase in net revenues attributable to the effect of stores opened in fiscal 2005 being open all of fiscal 2006 was $3.5 million. Comparable transaction volume increased by 4.1% compared to fiscal 2005 while average ticket prices increased by 1.9% compared to fiscal 2005. The increase in comparable store sales and average ticket prices was the result of a continued increase in the sales mix of premium lenses. The increase in transactions was aided by 285 less store closure days than in fiscal 2005 when severe hurricane activity generated multiple store closure days during the one of the seasonal peaks in sales. Total managed vision care sales increased by 7.4% compared to fiscal 2005. The total managed vision care sales increase was primarily due to an increase in plans offered by our two largest managed vision care partners. The growth is from both new and existing accounts which they administer.

Gross Profit. Gross profit increased to $316.4 million in fiscal 2006 from $282.2 million in fiscal 2005. Gross profit as a percentage of optical sales increased to 72.8% in fiscal 2006 as compared to 70.0% in fiscal 2005. This increase was largely the result of the sale of lower cost frames purchased from China, an increase in the sales mix of higher margin premium lenses and an increase in the sales mix of high margin private label and value frames. Savings from our Chinese direct importing were approximately $5.6 million in fiscal 2006.

Selling General & Administrative Expenses (SG&A). SG&A increased to $257.5 million in fiscal 2006 from $239.5 million in fiscal 2005. SG&A, as a percentage of optical sales, decreased to 59.2% in fiscal 2006 from 59.4% in fiscal 2005. We were able to leverage doctor payroll expenses and some of our fixed expenditures such as occupancy which were offset by increased overhead expenditures in fiscal 2006.

Transaction Expenses. Transaction expenses were $7.5 million in fiscal 2006, all of which were incurred in the period ended August 1, 2006. The 2006 transaction expenses relate to the Highmark Acquisition and include seller expenses, management bonuses and write off of prepaid management fees. Transaction expenses were $15.6 million in fiscal 2005, all of which were incurred in the period ended March 1, 2005. The 2005 transaction expenses relate to the GGC Moulin Acquisition and include seller expenses, management bonuses, write off of debt financing costs and call premium on the redemption of the old Notes.

Net Interest Expense. Net interest expense increased to $31.6 million in fiscal 2006 from $29.0 million in fiscal 2005. This increase was primarily due to larger outstanding debt balances as a result of the GGC Moulin Acquisition and an increase in interest rates as compared to fiscal 2005.

Income Tax Expense. Income tax expense increased to $11.9 million in fiscal 2006 from $4.2 million in fiscal 2005. Both fiscal 2005 and 2006 expense was affected by our transaction expenses and losses incurred by our OD PCs that are not deductible by us.

Net Income. Net income was $10.8 million in fiscal 2006 compared to net loss of $2.8 million in fiscal 2005. This was primarily a result of the transaction expenses.

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

Transaction Expenses. Transaction expenses were $15.6 million in fiscal 2005, all of which were incurred in the period ended March 1, 2005. There were no transaction expenses in fiscal 2004. The transaction expenses relate to the GGC Moulin Acquisition of us by Moulin Global Eyecare Holdings Limited and Golden Gate Capital which occurred during the first quarter of fiscal 2005, and include seller expenses, management bonuses, write off of debt financing costs and call premium on the redemption of the old Notes.

Net Interest Expense. Net interest expense increased to $29.0 million in fiscal 2005 from $20.2 million in fiscal 2004. This increase was primarily due to larger outstanding debt balances as a result of the GGC Moulin Acquisition and an increase in interest rates as compared to fiscal 2004.

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

Cash flows from operating activities provided net cash for fiscal 2006, 2005 and 2004 of $41.5, $34.5 and $24.8 million, respectively. Our other sources of capital are cash on hand and funding from our revolving credit facility. As of December 30, 2006 we had $13.9 million of cash and cash equivalents available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our new senior credit facility, excluding $2.6 million letters of credit outstanding.

Payments on debt and issuance of debt, as well as equity transactions related to the Highmark and GGC Moulin Acquisitions have been our principal financing activities. Cash used in financing activities for fiscal 2006, 2005 and 2004 were $28.0 million, $6.4 million and $14.9 million, respectively.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was a deficit of $2.7 million as of December 30, 2006.

Capital expenditures for fiscal 2006, 2005 and 2004 were $17.5 million, 13.5 million and $10.6 million, respectively, and were our principal uses of cash for investing activities. The table below sets forth the components of these capital expenditures for fiscal 2004, 2005 and 2006.

	Fiscal Year Ended
	2004	2005	2006
Expenditure Category:
New Stores	$2.7	$2.8	$5.7
Information Systems	1.5	0.9	1.5
Lab Equipment	1.4	3.0	3.9
Store Maintenance	4.9	5.9	5.6
Other	0.1	0.9	0.8

Total Capital Expenditures	$10.6	$13.5	$17.5

Capital expenditures for fiscal 2007 are projected to be approximately $20.4 million. Of the planned 2007 capital expenditures, approximately $11.9 million is related to commitments to new stores and approximately $8.5 million is expected to be for improvement of existing facilities and systems.

Credit Facilities

In December 2002, we entered into a credit agreement which provided for $117.0 million in term loans and $25.0 million in revolving credit facilities (the “Old Credit Facility”). In connection with the GGC Moulin Acquisition, we entered into a new senior secured credit facility which consists of (i) the $165.0 million term loan facility (the “Term Loan Facility”); and (ii) the $25.0 million secured revolving credit facility (the “Revolver” and together with the Term Loan Facility, the “New Credit Facility”). The borrowings of the New Credit Facility together with the net proceeds from the offering of the Initial Notes and the equity investment of Moulin and Golden Gate were used to pay a cash portion of the purchase price of the GGC Moulin Acquisition, to repay debt outstanding under the Old Credit Facility, to retire the Retired Notes, pay the related tender premium and accrued interest and to pay the related transaction fees and expenses. Thereafter, the New Credit Facility is available to finance working capital requirements and general corporate purposes.

On December 21, 2006, we obtained an amendment and consent to the credit agreement. The amendment primarily reduces the interest rate on the credit agreement as well as changes several covenants. A prepayment of $25 million in principal was made in conjunction with the lenders’

approval and a prepayment of approximately $9.0 million in principal is due in conjunction with the filing of this annual report.

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The term loan quarterly amortization began in the third quarter of fiscal 2005 and continues through the date of maturity in fiscal 2012 for the Term Loan Facility according to the following schedule:

Amount (in millions)
Year
2007	1.65
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	128.88

$137.13

Interest. Our borrowings under the New Credit Facility bear interest at a floating rate, which can either be, at our option, a base rate or a Eurodollar rate, in each case plus an applicable margin. The base rate is defined as the higher of (i) the JPMorgan Chase Bank prime rate or (ii) the federal funds effective rate, plus one half percent (0.5%) per annum. The Eurodollar rate is defined as the rate for Eurodollar deposits for a period of one, two, three, six, nine or twelve months (as selected by us). The applicable margins, as amended in the December 2006 amendment, are:

New Facility	Base Rate Margin	Eurodollar Margin
Term Loan Facility	1.50%	2.50%
Revolver	1.75%	2.75%

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

Covenants. The New Credit Facility documentation contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facility, the negative covenants restrict our ability to do certain things, including but not limited to:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into GGC Moulin Acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of our property or assets;

•	prepay, redeem or repurchase our debt (including the Notes), or amend or modify the terms of certain material debt (including the Notes) or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders; and

•	agree to restrictions on the ability of our subsidiaries to pay dividends and make distributions.

The following financial covenants are included:

•	maximum consolidated leverage ratio;

•	maximum capital expenditures; and

•	minimum rent-adjusted interest coverage ratio.

As of December 30, 2006, we were in compliance with all of our financial covenants.

Mandatory prepayment. Our mandatory prepayment for Fiscal 2006 was waived by the December 2006 amendment which required a $25 million prepayment at the time of the amendment, as well as a $9.0 million prepayment in March 2007. Beginning with Fiscal 2007, we are required to make a mandatory annual prepayment of the Term Loan Facility in an amount based on our leverage ratio of excess cash flows as defined in the New Credit Facility, which percentage we expect to be reduced upon our achieving certain consolidated leverage ratios. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

•	100% of the net cash proceeds of any property or asset sale or casualty, subject to certain exceptions and reinvestment rights;

•	100% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and

•	50% of the net cash proceeds from the issuance of additional equity interests, subject to certain exceptions.

Mandatory prepayments will be applied to the Term Loan Facility, first to the scheduled installments of the term loan occurring within the next 12 months in direct order of maturity, and second, ratably to the remaining installments of the term loan. In conjunction with the December 2006 amendment, we prepaid $25.0 million. We may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar loans.

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

The Notes:

•	are general unsecured, senior subordinated obligations of the Company;

•	mature on February 15, 2015;

•	are subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including the New Credit Facility;

•	rank equally in right of payment to any future Senior Subordinated Indebtedness of the Company;

•	are unconditionally guaranteed on a senior subordinated basis by each existing Subsidiary of the Company and any future Restricted Subsidiary of the Company that is not a Foreign Subsidiary;

•	are effectively subordinated to any future Indebtedness and other liabilities of Subsidiaries of the Company that are not guaranteeing the notes;

•	may default in the event there is a failure to make an interest or principal payment under the New Credit Facility.

Interest. Interest on the Notes compounds semi-annually and:

•	accrues at the rate of 10.75% per annum;

•	is payable in cash semi-annually in arrears on February 15 and August 15;

•	is payable to the holders of record on February 1 and August 1 immediately preceding the related interest payment dates; and

•	is computed on the basis of a 360-day year comprised of twelve 30-day months.

Optional redemption. At any time prior to February 15, 2010, we may redeem all or part of the Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium as of the date of redemption, plus (iii) accrued and unpaid interest on the notes, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

In connection with the borrowings made under the Initial Notes, we incurred approximately $10.3 million in debt issuance costs. In conjunction with the Highmark Acquisition, the unamortized amount of debt issuance costs was included in goodwill and thus is no longer being amortized.

On May 8, 2006, the Company commenced a tender offer for the Notes related to the Highmark Acquisition. The offer expired on May 25 with no redemptions.

Preferred Stock. During 1998, the Company issued 300,000 shares of preferred stock, par value $.01 per share. Dividends on shares of Preferred Stock were cumulative from the date of issue (whether or not declared) and payable when and where declared from time to time by the Board of Directors of the Company. Such dividends accrued on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount compounded quarterly. Cumulative preferred dividends in arrears were $40.8 million and $42.3 million as of January 1, 2005 and March 1, 2005, respectively. The Preferred Stock had no voting rights. The Preferred Stock was redeemed at $100 per share in conjunction with the GGC Moulin Acquisition and all accumulated and unpaid dividends were paid in full.

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

Contractual Obligations. The Company is committed to make cash payments in the future on the following types of agreements:

•	Long-term debt

•	Operating leases for stores and office facilities

The following table reflects a summary of its contractual cash obligations as of December 30, 2006:

	Payments due by period
	Total	Less than 1 yr	1 to 3 yrs	3 to 5 yrs	More than 5 yrs
Long-Term Debt (1)	$287,248	$10,510	$3,300	$3,300	$270,138
Capital Lease Obligations	1,398	429	916	53	—
Operating Leases (2)	157,175	34,852	57,773	32,472	32,078
Interest on Long-Term Debt Obligations (3)	196,498	27,793	54,189	53,661	60,855
Purchase Obligations	—	—	—	—	—

Total future principal payments on debt	$639,118	$71,632	$115,389	$89,209	$362,888

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $137.1 million of floating rate debt under our new senior credit facility. See Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.
(3)	Represents interest payable on oustanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 8.0% annual interest on $137.1 million of floating rate debt under our new senior credit facility. The assumed 8.0% interest on the new senior credit facility represents current rates at December 31, 2006. The new senior credit facility has quarterly principal payments of $412,500 and a final payment of $128,862,500 due March 1, 2012.

Off-balance sheet arrangements

As of December 30, 2006, our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our new senior credit facility.

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

•

Accounts receivable are primarily from third-party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings and adjustments to estimates of contractual reimbursement arrangements from third-party payors. Our allowance for doubtful accounts was $2.7 million and $2.1 million at December 31, 2005 and December 30, 2006, respectively. Revenues from third-party payors under managed vision care plans include estimated adjustments based on historical experience under the terms of the payor contracts with such third-party payors.

•

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable and an estimate of shrinkage, which is the variance between the expected balance and the actual physical counts of inventory. Our inventory reserve was $1.3 million and $2.1 million at December 31, 2005 and December 30, 2006, respectively.

•

In accordance with SFAS No. 142, we have defined our reporting unit as the consolidated Company and performed our annual assessment of goodwill on a consolidated basis as of December 30, 2006, and based upon our analysis, we believe that no impairment of goodwill exists. We have also performed our annual assessment of trade names and believe no impairment exists as of December 30, 2006. There have been no indicators of impairment for goodwill or trade names since this assessment.

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

•

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates of future liabilities under the plan obtained from an independent actuarial firm. We believe the accrued liability of approximately $0.9 million and $0.9 million, which is included in other accrued expenses, as of December 31, 2005 and December 30, 2006, respectively, is adequate to cover future benefit payments for claims that occurred prior to December 30, 2006.

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

Interest Rate Risk

Our primary market risk exposure is interest rate risk. All of our borrowings under our new senior credit facility bear interest at a floating rate. As of December 30, 2006, we had approximately $137.1 million of long-term floating-rate debt under our new senior credit facility. Accordingly, our net income will be affected by changes in interest rates. Assuming a 1% point change in the interest rate under our new senior credit facility, our annual interest expense would change by approximately $1.4 million. See “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the event of changes in interest rates, we may take actions to mitigate our exposure by effectively fixing the interest rate on all or a portion of our floating rate debt. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are set forth in this annual report on Form 10-K commencing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of the Company has approved the engagement of PricewaterhouseCoopers LLP as its independent registered public accounting firm for the period ending August 1, 2006 and the fiscal year ending December 30, 2006. At the same meeting, the Board of Directors of the Company approved the resignation of Ernst & Young as its independent registered public accounting firm of the Company effective October 6, 2006.

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

The Chief Executive Officer and Chief Financial Officer have also concluded that there has been no change in the Company’s internal control over financial reporting during the company’s fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position
David E. McComas	64	Chief Executive Officer and Director
James J. Denny	62	President and Chief Operating Officer
George E. Gebhardt	56	Executive Vice President of Merchandising, Marketing and Managed Vision Care
Douglas C. Shepard	39	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Diana Beaufils	53	Senior Vice President of Store Operations
Shawn M. Dafforn	40	Senior Vice President of Store Operations
Charles M. Kellstadt	58	Senior Vice President of Store Operations
James E. Carroll	42	Senior Vice President of Store Operations
Daniel C. Walker, III	49	Senior Vice President of Store Operations
J. Richard Llanes	44	Senior Vice President of Store Operations
Robert T. Cox	41	Vice President of Human Resources
Kenneth R. Melani	53	Director, Compensation Committee Member
David A. Blandino	55	Independent Director, Compensation Committee Member & Audit Committee Member
Nanette P. DeTurk	48	Director, Audit Committee Member
Robert C. Gray	59	Director
William C. Springer	67	Independent Director, Compensation Committee Member & Audit Committee Member

Directors of the Company are elected at the annual shareholders’ meeting and hold office until their successors have been elected and qualified. The officers of the Company are chosen by the Board of Directors and hold office until they resign or are removed by the Board of Directors.

David E. McComas has served as our Chief Executive Officer and Board of Director member since July 2001 and was Chairman from January 2004 through July 2006. From July 1998 to December 2004, Mr. McComas served as our President and from July 1998 to July 2001, he served as Chief Operating Officer. Prior to joining us in July 1998, Mr. McComas was Western Region President and Corporate Vice President, Circuit City Stores, Inc., and was responsible for 10 Western States and Hawaii since 1994. Prior to 1994, Mr. McComas was General Manager of Circuit City Stores, Inc. Mr. McComas has over 40 years of store management experience including positions with Montgomery Ward Holding Corporation and Sears, Roebuck & Co. Since 1996, Mr. McComas has served as a Director of West Marine, Inc.

James J. Denny has served as our Chief Operating Officer and President since December 2004. Mr. Denny’s responsibilities include overseeing the management of all of our stores, real estate and construction. From June 2003 to December 2004, Mr. Denny was our Senior Vice President of Store Operations overseeing the management of approximately one-quarter of our stores. From June 1967 to March 1992 and again from January 1994 to December 2002, Mr. Denny held various progressive operations positions culminating in President of Sears Puerto Rico with Sears Roebuck & Co. From March 1993 to January 1994, Mr. Denny served as Region Manager with Circuit City Stores, Inc.

George E. Gebhardt has served as our Executive Vice President of Merchandising since September 1996 when we acquired his former employer, Visionworks, Inc. Mr. Gebhardt assumed the responsibilities of our Managed Vision Care in December 2004. Mr. Gebhardt was responsible for our Marketing from September 1996 to December 2004 and since May 2006. Mr. Gebhardt was with Visionworks from February 1994 to September 1996 serving in various positions, most recently Senior Vice President of Merchandising and Marketing. Prior to that, Mr. Gebhardt spent over 13 years with Eckerd Corporation in various operational positions including Senior Vice President, General Manager of Eckerd Vision Group. Mr. Gebhardt also spent 7 years working for Procter & Gamble serving in various positions including Unit Sales Manager of Procter & Gamble’s Health and Beauty Care Division.

Douglas C. Shepard has served as our Executive Vice President and Chief Financial Officer since November 2004. Since October 2005, Mr. Shepard has been responsible for our information technology. Prior to his appointment as CFO, and since March 1997, Mr. Shepard served as our Vice President of Finance and Controller. Mr. Shepard has been with us since March 1995. Prior to his employment with us, Mr. Shepard worked at a publicly traded restaurant company and Deloitte & Touche, LLP. Mr. Shepard is a certified public accountant in Texas. Also, Mr. Shepard has served as the Chief Financial Officer and Treasurer of Highmark’s vision holding company, HVHC, since September 2006.

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

James E. Carroll has served as a Senior Vice President of Store Operations since September 2006, overseeing the management of approximately one-quarter of our stores. From August 2005 to August 2006, Mr. Carroll oversaw the management of our stores in

Tennessee, primarily in the Nashville market. From 1998 to 2005, Mr. Carroll served as Territory Director for Gateway Computers. Prior to joining Gateway Computers, Mr. Carroll held several positions with Musicland/Media Play, Uptons and Phar-Mor Food and Drugs.

Daniel C. Walker, III has served as a Senior Vice President of Store Operations since June 2000. From July 1998 to June 2000, Mr. Walker served as Vice President of Store Operations, overseeing the corporate office management of field operations. From 1992 to June 2000, Mr. Walker served in progressive operations positions culminating in Division General Operations Manager with Circuit City Stores, Inc.

J. Richard Llanes has served as a Senior Vice President of Store Operations since December 2006, overseeing the management of approximately one-quarter of our stores. From October 1995 to December 2006, Mr. Llanes oversaw the management of our stores in Texas, primarily in the San Antonio and Austin markets. From joining us in 1988, Mr. Llanes held various progression operations positions culminating in Assistant Vice President.

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

Kenneth R. Melani has served as President and Chief Executive Officer of Highmark Inc., since January, 2003. Prior to his present position, Dr. Melani was Executive Vice President, Strategic Business Development and Health Services. He also served as President of Keystone Health Plan West. Dr. Melani began his career with Highmark in 1989 as Corporate Medical Director in the medical affairs department. Before joining the company, he was President and Chief Executive Officer of West Penn Cares Inc., as holding company for several health care ventures. Dr. Melani is also a member of the board of directors of Highmark Inc.

David A. Blandino currently serves on the board of directors at Highmark Inc. and is a Clinical Associate Professor of Family Medicine at the University of Pittsburgh School of Medicine and the Chairman of the Department of Family and Community Medicine at UPMC Shadyside Hospital where he has worked since 1983.

Nanette P. DeTurk is Executive Vice President, Finance, Treasurer and Chief Financial Officer for Highmark Inc. and has held various management positions with Highmark and its predecessor company, Pennsylvania Blue Shield, since 1993.

Robert C. Gray is Executive Vice President, Subsidiary Services, for Highmark Inc. where he oversees Highmark’s major subsidiaries. From 1998-2006 he served as Executive Vice President, Finance and Subsidiary Services for Highmark. Mr. Gray is also the Chairman of the Board for HVHC Inc.

William C. Springer is a retired Executive Vice President with H.J. Heinz Company. He worked at H.J. Heinz from 1974 to 2000 and held various management and executive positions including head of Heinz North America, Heinz U.S.A. and H.J. Heinz of Canada, Mr. Springer served as a director of Highmark from 1996 through April, 2006.

Audit Committee

Our board of directors has a standing audit committee with a charter approved by the Board of Directors. Dr. Blandino, Mr. Springer and Ms. DeTurk are members of the audit committee. The principal duties and responsibilities of our audit committee are to:

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

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Subsequent to the GGC Moulin Acquisition in March 2005, the material elements to our executive compensation programs are base salary and incentive based bonuses. The objectives of the compensation program are profit and cash flow maximization. The Company does not have, nor does it intend to implement, a stock ownership or stock option plan. Base salary is determined by annual evaluation of performance as well as experience.

Fiscal 2006 Incentive Plan for Key Management. The incentive based bonuses had an incentive for both personal performance goals and company performance goals. The company performance goals are strictly based upon our company’s results and are not affected by the consolidated HVHC group. Personal performance goals represent 10% of the incentive and are set on an annual basis and relate to the executive’s principal duties. The overall company performance goal represents 90% of the incentive and is set on an annual basis and is related to adjusted EBITDA for the fiscal year as compared to the financial plan approved by the Board of Directors. See “Item 6. Selected Consolidated Financial Data” for discussion of adjusted EBITDA. For the CEO, the compensation payment ranges between 0% and 150% of annual base salary. For the COO and CFO, the compensation payment ranges between 0% and 120% of annual base salary. For all other executives, the compensation payment ranges between 0% and 100% of the executive’s annual base salary.

Fiscal 2007 Incentive Plan for Senior Executive Management. The incentive based bonus plan for David E. McComas, James J. Denny, Douglas C. Shepard and George E. Gebhardt, the senior executive management team, has both a short term and long term element. Both elements are based upon key business drivers and the performance of the consolidated HVHC group. Approximately 40% of the incentive is based upon pretax earnings for the HVHC group with the remaining 60% based upon various key business drivers. The compensation payment ranges between 20% to 60% of each senior executive’s annual base salary.

Fiscal 2007 Incentive Plan for Executive Management. The incentive based bonuses have an incentive for both personal performance goals and company performance goals. The company performance goals are strictly based upon our company’s results and are not affected by the consolidated HVHC group. Personal performance goals represent 10% of the incentive and are set on an annual basis and relate to the executive’s principal duties. The overall company performance goal represents 90% of the incentive and is set on an annual basis and is related to adjusted EBITDA for the fiscal year as compared to the financial plan approved by the Board of Directors. See “Item 6. Selected Consolidated Financial Data” for discussion of adjusted EBITDA. The compensation payment ranges between 0% and 100% of the executive’s annual base salary.

Director Compensation. We pay Dr. Blandino and Mr. Springer $1,500 for each board meeting they attend. No other directors receive compensation for their attendance at board meetings. However, we will reimburse directors for any expenses incurred in rendering services as a member of our board of directors.

The following table sets forth certain information concerning the compensation paid during the last three years to our Chief Executive Officer and the four other most highly compensated executive officers serving as executive officers at the end of fiscal 2006 (the “Named Executive Officers”).

	Summary Compensation Table
Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (d)	Change in Pension Value and Nonqualified Compensation Earnings ($)	All Other Compensation ($) ( c)	Total ($)
David E. McComas	2006	698,077	1,171,706	—	—	1,050,000	—	—	2,919,783
Chief Executive Officer	2005	650,000	1,725,000	—	—	866,645	—	3,296,559	6,538,204
	2004	600,000	—	—	—	247,885	—	—	847,885

James J. Denny	2006	344,523	328,283	—	—	417,120	—	—	1,089,926
President and Chief Operating Officer	2005	325,662	250,000	—	—	283,931	—	14,161	873,754
	2004	206,462	—	—	—	87,070	—	—	293,532

Douglas C. Shepard	2006	281,250	373,473	—	—	378,000	—	—	1,032,723
Executive Vice President, Chief Financial Officer	2005	256,346	250,000	—	—	223,175	—	265,072	994,593
	2004	173,892		—	—	52,925	—	—	226,817

George E. Gebhardt	2006	319,154	281,165	—	—	321,000	—	—	921,319
Executive Vice President of Merchandising and Managed Vision Care	2005	307,615	300,000	—	—	236,910	—	646,359	1,490,884
	2004	298,154		—	—	42,870	—	—	341,024

Diana Beaufils	2006	232,118	77,328	—	—	233,810	—	—	543,256
Senior Vice President of Store Operations	2005	221,993	100,000	—	—	150,813	—	377,157	849,963
	2004	216,523		—	—	70,006	—	—	286,529

(a)	Represents annual salary, including any compensation deferred by the Named Executive Officer pursuant to the Company’s 401(k) defined contribution plan.
(b)	Represents bonus earned by the Named Executive Officer for services rendered in connection with the Highmark Acquisition in fiscal 2006 and the GGC Moulin Acquisition in fiscal 2005. Note bonus amounts were discretionary and approved by the Board of Directors.
(c)	Represents compensation received for vested common stock options owned by the Named Executive Officer which were cancelled and converted into a right to receive cash in connection with the GGC Moulin Acquisition.
(d)	Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year.

Grants of Plan-Based Awards. The Named Executive Officers have not been granted any options or SARs in fiscal 2006, nor were there any outstanding during 2006. The following table represents the grants of plan-based awards, all of which were non-equity incentive plan compensation, in fiscal 2006:

	Grants of Plan-Based Awards
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock	All Other Option	Exercise or Base
Name	Grant date	Threshold ($)(a)	Target ($)(b)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards (#)	Awards (#)	Price ($/Sh)
David E. McComas	1/1/06	—	698,077	1,050,000	—	—	—	—	—	—
James J. Denny	1/1/06	—	172,262	417,120	—	—	—	—	—	—
Douglas C. Shepard	1/1/06	—	140,625	378,000	—	—	—	—	—	—
George E. Gebhardt	1/1/06	—	95,746	321,000	—	—	—	—	—	—
Diana Beaufils	1/1/06	—	69,635	233,810	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End. There are currently no stock options outstanding nor is there a stock option plan in place. The Named Executive Officers have not been granted any SARs. All options were cancelled in connection with the GGC Moulin Acquisition.

Compensation Committee

The members of the compensation committee are Dr. Blandino, Dr. Melani, and Mr. Springer. The principal duties and responsibilities of our compensation committee are to:

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

Compensation Committee Report

The compensation Committee of the Board of Directors of the Company (the “Committee”) is composed of three members of the Board, two of which are independent. The Committee establishes, reviews and administers the Company’s executive compensation program for the Chief Executive Officer and the other members of senior management, including the named executive officers listed in the Summary Compensation Table, and determines the compensation of such officers.

The Committee has reviewed and discussed the Compensation Discussion and Analysis report (the “CD&A”) for 2006 with management of the Company. Based on this review and discussion, the Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code of ethics is posted on our corporate website, www.ecca.com.

Post-Termination Payments

Severance Agreements. In 2006, Mr. McComas, Mr. Denny, Mr. Shepard and Mr. Gebhardt entered into severance agreements with us. The agreements provide for severance payments in the event of termination by us without cause, as defined within the agreement. Mr. McComas’s severance shall be paid over the 24 month period in accordance with the salary payment arrangements in effect at the time of such termination. At March 15, 2007, those payments would total approximately $1,400,000. Mr. Denny’s, Mr. Shepard’s and Mr. Gebhardt’s severance shall be paid over the 18 month period in accordance with the salary payment arrangements in effect at the time of such termination. At March 15, 2007, those payments would total approximately $547,000, $472,000 and $500,000, respectively. Each executive is also subject to standard restrictive covenants, including non-disclosure of confidential matters, non-competition during the term of employment and for a period of one year thereafter, and non-solicitation during the term of employment and for a period of one year thereafter.

Employment Agreement. Ms. Beaufils has entered into an employment agreement with us that provides for her employment for an initial term of one year and thereafter renewing for consecutive one-year terms unless terminated by either party and provides for a minimum base salary. She is eligible to receive an annual performance bonus upon the achievement by us of certain financial targets as determined from year to year by the board of directors. She is also entitled to receive severance in the event of termination by us without cause, as defined within the employment agreement, in an amount equal to her base salary for a period of nine months following such termination. Severance shall be paid over the relevant period in accordance with the salary payment arrangements in effect at the time of such termination. She is also subject to standard restrictive covenants, including non-disclosure of confidential matters, non-competition during the term of her employment and for a period of one year following termination for any reason other than termination without cause or our non-renewal of the agreement, and non-solicitation during the term of her employment and for a period of two years thereafter.

Stock Options

Under our 1998 stock option plan, our executive officers were granted non-qualified options to purchase shares of common stock at an exercise price equal to the market value on the date of grant. These options vested over a 3-year period. These options were cancelled in connection with the GGC Moulin Acquisition.

Merger consideration and management bonuses

In connection with the GGC Moulin Acquisition, our common stock and all vested options held by our Named Executive Officers were cancelled and converted into a right to receive cash that was based on a purchase price of $19.85 per share of common stock. In addition, certain members of senior management, including the Named Executive Officers, received bonuses for services rendered in connection with the GGC Moulin Acquisition. For the common stock, vested options and management bonus payments David E. McComas received approximately $5.5 million, James J. Denny received approximately $0.3 million, Douglas C. Shepard received approximately $0.6 million, George E. Gebhardt received approximately $1.7 million and Diana Beaufils received approximately $0.5 million .

Certain members of senior management, including the Named Executive Officers, received bonuses for services rendered in connection with the Highmark Acquisition. David E. McComas received approximately $2.7 million, James J. Denny received approximately $0.5 million, Douglas C. Shepard received approximately $0.6 million, George E. Gebhardt received approximately $1.1 million and Diana Beaufils received approximately $0.3 million for common stock owned by such Named Executive Officers as well as the management bonus.

Compensation Committee Interlocks and Insider Participation. Through August 1, 2006, the Compensation Committee consisted of Messrs. Ashe, Rogers, Sutton and Chiong, none of whom were an officer or employee of the Company. Subsequent to August 1, 2006, the Compensation committee consisted of Messrs. Blandino, Melani, and Springer, none of whom were an officer or employee of the Company. See discussion under “ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of shares of the Common Stock as of March 15, 2007 by persons who are beneficial owners of more than 5% of the Common Stock, by each director, by each executive officer of the Company and by all directors and executive officers as a group, as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All shares of the Common Stock are voting stock.

Name of Beneficial Owner(a)	Shares of Common Stock	Percentage of Class
ECCA Holdings Corporation (b),(c),(d)	10,000	100.00%

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and reflects general voting power and/or investment power with respect to securities.
(b)	The business address for such person(s) is 11103 West Avenue, San Antonio, TX 78258.
(c)	Holding corporation ownership held by HVHC Inc.
(d)	Arrangements that could result in a change of control of the registrant are described in Item 13.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THLee

In connection with the recapitalization of the Company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998. We incurred $500 for Fiscal 2004 and $81 for the fifty-nine day period ended March 1, 2005 for management and other consulting services. The management agreement was terminated in conjunction with the GGC Moulin Acquisition.

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

GGC Moulin

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

We prepaid $3.0 million to Golden Gate and $1.5 million to Moulin on the date of the GGC Moulin Acquisition as compensation for advisory services to be rendered through the three-year period and 18-month period, respectively, immediately following the date of the GGC Moulin Acquisition. During the three hundred five day period ended December 31, 2005, we expensed approximately $1.7 million related to the above arrangements. During the two hundred thirteen day period ended August 1, 2006, we expensed approximately $1.0 million related to the advisory agreements and the remaining balance of $1.6 million was written off at the time of the Highmark Acquisition.

Highmark

In connection with the Highmark Acquisition, we are wholly-owned by HVHC. HVHC also owns Davis Vision, Inc. (“Davis”), a national managed vision care and optical retail company, and Viva Optique, Inc. (“Viva”), an international designer and distributor of eyewear and sunwear. Prior to the Highmark Acquisition, we were doing business with both Davis and Viva and these relationships have continued. During the one hundred fifty-one days ended December 30, 2006, we recorded revenue of $2.8 million and cash collections of $2.3 million related to managed care reimbursements due from Davis and have a $0.5 million receivable related to these revenues at December 30, 2006. During the one hundred fifty-one days ended December 30, 2006, we recorded cost of goods sold of $0.2 million related to products purchased from Viva that were sold to our customers and purchased subsequent to the Highmark Acquisition and purchased $3.4 million of inventory through December 30, 2006.

Management and Administrative Agreements. On December 15, 2006, we entered into the Management and Administrative Services Agreement with our parent, HVHC Inc. This agreement allows HVHC to charge us for the costs of its management and administration. We also entered into an Administrative Services Agreement with Highmark, HVHC’s parent. This agreement allows Highmark to allocate the costs of its administrative services to us. In fiscal 2006, there were no transactions.

Tax Allocation Agreement. Subsequent to the Highmark transaction, we became part of Highmark’s consolidated federal tax return and no longer file a tax return on our own. On December 15, 2006, we entered into the Tax Allocation Agreement with Highmark. This agreement provides a mechanism to allocate our consolidated federal tax liability or benefit as well as for reimbursing Highmark for payment of tax liability. In fiscal 2006, there were no transactions.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP acts as the principal auditor for the Company. Prior to the Highmark Acquisition, Ernst & Young LLP acted as the principal auditor for the Company and also provided certain audit-related, tax and other services. Before all outside accounting firms are engaged to render audit or non-audit services to the Company, the engagement is approved by the Audit Committee. The fees for the services provided by Ernst & Young and PricewaterhouseCoopers LLP to the Company in 2006 and 2005, respectively, were as follows:

•

Audit Fees were $775,000 and $561,600 for 2006 and 2005, respectively. Included in this category are fees for the annual financial statement audit, quarterly financial statement reviews, and several audits related to the 8/1/06 and 3/1/05 transaction.

•

Audit-Related Fees were $55,000 and $560,328 for 2006 and 2005, respectively. The fees, which are for assurance and related services other than those included in Audit Fees, include charges for audits of employee benefit plans, due diligence and assurance services related to the 8/1/06 and 3/1/05 transaction.

•	Tax Fees were $99,589 and $6,668 in 2006 and 2005, respectively. These fees include charges for various federal and state tax research projects.

There were no other fees paid during either 2006 or 2005.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

Page of 10-K
1.	FINANCIAL STATEMENTS

	Reports of Independent Registered Public Accounting Firms	F-2

	Consolidated Balance Sheets at December 31, 2005 and December 30, 2006	F-5

	Consolidated Statements of Operations for the Years Ended January 1, 2005, for the Fifty-Nine Day Period Ended March 1, 2005, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006 and for the One Hundred Fifty-One Day Period Ended December 30, 2006	F-6

	Consolidated Statements of Shareholders’ Equity (Deficit) for the Year Ended January 1, 2005, for the Fifty-Nine Day Period Ended March 1, 2006, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006 and for the One Hundred Fifty-One Day Period Ended December 30, 2006	F-7

	Consolidated Statements of Cash Flows for the Year Ended January 1, 2005, for the Fifty-Nine Day Period Ended March 1, 2006, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006 and for the One Hundred Fifty-One Day Period Ended December 30, 2006	F-8

	Notes to the Consolidated Financial Statements	F-9

2.	FINANCIAL STATEMENT SCHEDULES

	Schedule II – Consolidated Valuation and Qualifying Accounts – For the Years Ended January 1, 2005, December 31, 2005 and December 30, 2006	F-48

3.	EXHIBITS

2.1	Agreement and Plan of Merger dated as of April 25, 2006 among HVHC Inc., Franklin Merger Sub Inc., ECCA Holdings Shareholder Trust and ECCA Holdings Corporation. (l)

3.1	Restated Articles of Incorporation of Eye Care Centers of America Inc. (a)

3.2	Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)

3.3	Certificate of Incorporation of ECCA Enterprises, Inc. (j)

3.4	By-laws of ECCA Enterprises, Inc. (j)

3.5	Certificate of Incorporation of Eye Care Holdings, Inc. (j)

3.6	By-laws of Eye Care Holdings, Inc. (j)

3.7	Articles of Incorporation of Enclave Advancement Group, Inc. (j)

3.8	By-laws of Enclave Advancement Group, Inc. (j)

3.9	Articles of Incorporation of ECCA Managed Vision Care, Inc. (j)

3.10	By-laws of ECCA Managed Vision Care, Inc. (j)

3.11	Articles of Incorporation of Visionworks Holdings, Inc. (j)

3.12	By-laws of Visionworks Holdings, Inc. (j)

3.13	Certificate of Incorporation of ECCA Management Investments, Inc. (j)

3.14	By-laws of ECCA Management Investments, Inc. (j)

3.15	Certificate of Incorporation of ECCA Management, Inc. (j)

3.16	By-laws of ECCA Management, Inc. (j)

3.17	Certificate of Incorporation of EyeMasters of Texas Investments, Inc. (j)

3.18	By-laws of EyeMasters of Texas Investments, Inc. (j)

3.19	Certificate of Incorporation of EyeMasters of Texas Management, Inc. (j)

3.20	By-laws of EyeMasters of Texas Management, Inc. (j)

3.21	Certificate of Incorporation of Stein Optical, Inc. (j)

3.22	By-laws of Stein Optical, Inc. (j)

3.23	Certificate of Incorporation of Vision World, Inc. (j)

3.24	By-laws of Vision World, Inc. (j)

3.25	Certificate of Incorporation of Eye DRx Retail Management, Inc. (j)

3.26	By-laws of Eye DRx Retail Management, Inc. (j)

3.27	Articles of Incorporation of Metropolitan Vision Services, Inc. (j)

3.28	Amended and Restated By-laws of Metropolitan Vision Services, Inc. (j)

3.29	Articles of Incorporation of Hour Eyes, Inc. (j)

3.30	Amended and Restated By-laws of Hour Eyes, Inc. (j)

3.31	Articles of Incorporation of Visionworks, Inc. (j)

3.32	By-laws of Visionworks, Inc. (j)

3.33	Agreement of Limited Partnership of ECCA Management Services, Ltd. (j)

3.34	Agreement of Limited Partnership of EyeMasters of Texas, Ltd. (j)

3.35	Certificate of Incorporation of Visionary Retail Management, Inc. (j)

3.36	By-laws of Visionary Retail Management, Inc. (j)

3.37	Certificate of Incorporation of Visionary Properties, Inc. (j)

3.38	By-laws of Visionary Properties, Inc. (j)

3.39	Certificate of Incorporation of EyeMasters, Inc. (j)

3.40	By-laws of EyeMasters, Inc. (j)

3.41	Certificate of Incorporation of ECCA Distribution Investments, Inc. (j)

3.42	By-laws of ECCA Distribution Investments, Inc. (j)

3.43	Certificate of Incorporation of ECCA Distribution Management, Inc. (j)

3.44	By-laws of ECCA Distribution Management, Inc. (j)

3.45	Certificate of Incorporation of Visionary Lab Investments, Inc. (j)

3.46	By-laws of Visionary Lab Investments, Inc. (j)

3.47	Certificate of Incorporation of Visionary Lab Management, Inc. (j)

3.48	By-laws of Visionary Lab Management, Inc. (j)

3.49	Agreement of Limited Partnership of ECCA Distribution Services, LTD. (a)

3.50	Agreement of Limited Partnership of Visionary Lab Services, LTD. (a)

4.1	Indenture dated as of February 4, 2005 among LFS-Merger Sub, Inc. and The Bank of New York as trustee, related to the issue of the 10 3/4% Senior Subordinated Notes due 2015. New York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008.(j)

4.2	Supplemental Indenture dated as of March 1, 2005 among LFS-Merger Sub, Inc., Eye Care Centers of America, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as trustee, related to the issue of the 10 3/4% Senior Subordinated Notes due 2015. (j)

4.3	Form of 10 3/4% Senior Subordinated Note due 2015 (included in Exhibit 4.1). (j)

4.4	Registration Rights Agreement dated as of March 1, 2005 among Eye Care Centers of America, Inc., the Subsidiary Guarantors lsited therein, J.P. Morgan Securities, Inc., Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (j)

5.1	Opinion of Shearman & Sterling LLP regarding legality. (j)

10.1	Credit Agreement dated as of March 1, 2005 among LFS-Merger Sub, Inc., ECCA Holdings Corporation, the lending institutions named therein, Bank of America, N.A. and Merrill Lynch Capital Corporation as co-syndication agents, and JP Morgan Chase Bank, N.A. as administrative agent. (j)

10.2	First Amendment and Consent dated as of June 29, 2006 to the Credit Agreement dated as of March 1, 2005 among Eye Care Centers of America, Inc., a Texas Corporation, ECCA Holdings Corporation, a Delaware Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Inc., as co-syndication agents and JPMorgan Chase Bank, N.A., as administrative agent. (l)

10.3	Guarantee and Collateral Agreement dated as of March 1, 2005 among ECCA Holdings Corporation, LFS-Merger Sub, Inc., the lenders named therein, and JP Morgan Chase Bank, N.A., as adminstrative agent. (j)

10.4	Second Amendment and Consent, dated as of December 21, 2006, to the Credit Agreement, dated as of March 1, 2005, among Eye Care Centers of America, Inc., ECCA Holdings Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & smith Incorporated, as co-syndication agents and JPMorgan Chase Bank, N.A., as adminstrative agent. (n)

10.5	Management and Adminstrative Service Agreement, dated as of December 15, 2006, by and between HVHC Inc. and Eye Care Centers of America, Inc. (o)

10.6	Administrative Services Agreement, dated as of December 15, 2006, by and between Highmark Inc. and Eye Care Centers of America, Inc. (o)

10.7	Severance Agreement of David McComas, dated October 25, 2006. (m)

10.8	Severance Agreement of James J. Denny, dated October 25, 2006. (m)

10.9	Severance Agreement of Douglas Shepard, dated October 25, 2006. (m)

10.10	Severance Agreement of George Gebhardt, dated October 25, 2006. (m)

10.11	Employment Agreement dated April 15, 2002 between Eye Care Centers of America, Inc. and Robert Cox. (d)

10.12	Employment Agreement dated September 7, 1998 between Eye Care Centers of America, Inc. and Diana Beaufils. (h)

10.13	Employment Agreement dated July 29, 1998 between Eye Care Centers of America, Inc. and Dan Walker. (h)

10.14	Commercial Lease Agreement dated August 19, 1997 by and between John D. Byram, Dallas Mini #262, Ltd. and Dallas Mini #343, Ltd. and Eye Care Centers of America, Inc. (a)

10.15	Lease Agreement, dated February 27, 1997, by and between SCI Development Services Incorporated and Eye Care Centers of America, Inc. (a)

10.16	Amendment to Lease Agreement, dated June 1, 2003, by and between Prologis North American Properties, L.P. (successor in interest to SCI Development Services Incorporated) and Eye Care Centers of America, Inc. (j)

10.17	Retail Business Management Agreement, dated September 30, 1997, by and between Dr. Samit’s Hour Eyes Optometrist, P.C., a Virginia professional corporation, and Visionary Retail Management, Inc., a Delaware corporation. (j)

10.18	Amendment No. 1 to the Retail Business Management Agreement dated June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C., and Visionary Retail Management, Inc. (c)

10.19	Professional Business Management Agreement dated September 30, 1997, by and between Dr. Samit’s Hour Eyes Optometrists, P.C., a Virginia professional corporation, and Visionary MSO, Inc., a Delaware corporation.(j)

10.20	Amendment No. 1 to the Professional Business Management Agreement, dated June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C., and Visionary MSO, Inc. (c)

10.21	Retail Business Management Agreement, dated October 1, 1998, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. (j)

10.22	Amendment to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (c)

10.23	Amendment to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated August 31, 2000. (c)

10.24	Professional Business Management Agreement, dated October 1, 1998, by and between Visionary MSO, Inc., a Delaware Corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. (j)

10.25	Amendment to Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (c)

10.26	Amendment Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated August 1, 2000. (c)

10.27	Professional Business Management Agreement dated June 19, 2000, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Tom Sowash, O.D. and Associates, LLC, a Colorado limited liability company. (b)

10.28	Business Management Agreement by and between Vision Twenty-One, Inc. and Charles M. Cummins, O.D. and Elliot L. Shack, O.D., P.A. dated January 1, 1998. (d)

10.29	Amendment No. 1 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A., and Eye Drx Retail Management, Inc. dated August 31, 1999. (d)

10.30	Amendment No. 2 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated February 29, 2000. (c)

10.31	Amendment No. 3 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated May 1, 2000. (c)

10.32	Amendment No. 4 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated February 1, 2001. (c)

10.33	Amendment No. 5 to Business Management Agreement by and between Charles M. Cummins, O.D. P.A. and Eye Drx Retail Management, Inc. dated February 28, 2002. (d)

10.34	Amendment No. 6 to Business Management Agreement by and between Charles M. Cummins O.D., P.A and Eye Drx Retail Management, Inc. dated February 28, 2003. (d)

10.35	Professional Business Management Agreement dated July 2, 2006, by and between EyeMasters, Inc., a Delaware corporation, and Mark Lynn O.D. & Associates P.C., a Georgia professional corporation. (o)

10.36	Professional Business Management Agreement dated August 3, 2003, by and between EyeMasters, Inc., a Delaware corporation, and Jason Wonch O.D. and Associates, A P.C., a Louisiana professional optometry corporation. (g)

10.37	Professional Business Management Agreement dated May 31, 2004, by and between EyeMasters, Inc., a Delaware corporation and Tom Sowash O.D. & Associates, P.C., an Arizona professional optometry corporation. (j)

10.38	Option Agreement, dated September 30, 1997, by and between Daniel Poth, O.D., and Eye Care Holdings, Inc., a Delaware corporation. (j)

10.39	Amendment to the Option Agreement, dated April 18, 2005, by and between Daniel Poth, O.D. and Eye Care Holdings, Inc., a Delaware corporation. (j)

10.40	Amended and Restated Professional Business Management Agreement dated October 2, 2005 by and between Visionary Retail Management, Inc., a Delaware corporation as successor by merger to Visionary MSO, Inc., and Hour Eyes Doctors of Optometry, P.C., a Virginia Professional corporation formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C. (k)

10.41	Amended and Restated Retail Business Management Agreement dated October 2, 2005 by and between Visionary Retail Management, Inc., a Delaware corporation as successor by merger to Visionary MSO, Inc., and Hour Eyes Doctors of Optometry, P.C., a Virginia Professional corporation formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C. (k)

10.42	Fiscal 2006 Incentive Plan for Key Management. (l)

12.1	Statement re Computation of Ratios (o)

14.1	Business Conduct and Ethics Policy. (o)

14.2	Ethics for Financial Management. (d)

21.1	List of subsidiaries of Eye Care Centers of America, Inc. (o)

24.1	Powers of Attorney (contained on the signature pages of this report). (o)

31.1	Certification of Chief Executive Officer (o)

31.2	Certification of Chief Financial Officer (o)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (o)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (o)

(a)	Previously provided with, and incorporated by reference from, the Registration Statement on Form S-4 (File No. 333 – 56551), as filed with the SEC on June 10, 1998.
(b)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended July 1, 2000.
(c)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10- K for the year ended December 30, 2000.
(d)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10-K for the year ended December 28, 2002.
(e)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended March 29, 2003.
(f)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended June 28, 2003.
(g)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
(h)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10-K for the year ended December 27, 2003.
(i)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on December 3, 2004.
(j)	Previously provided with, and incorporated by reference from, the Registration Statement on Form S-4 (File No. 333 – 56551), as filed with the SEC on May 3, 2005.
(k)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended October 1, 2005.
(l)	Previously provided with, and incorporate by reference from, the Company’s current Report on Form 8-K filed on August 2, 2006.
(m)	Previously provided with, and incorporate by reference from, the Company’s current Report on Form 8-K filed on October 25, 2006.
(n)	Previously provided with, and incorporate by reference from, the Company’s current Report on Form 8-K filed on December 21, 2006.
(o)	Filed herewith.

The Company filed The Company filed a report on Form 8-K dated October 25, 2006 under Item 8.01. Other Events that reported the Company entered into letter agreement with each of David McComas, Chief Executive Officer, James Denny, President and Chief Operating Officer, Douglas Shepard, Executive Vice President and Chief Financial Officer, and George Gebhardt, Executive Vice President of Merchandising and Managed Vision Care (collectively, the “Executive Officers”), which provide for certain rights and obligations of the parties in the event such Executive Officer’s employment is terminated at any time between August 1, 2006 to December 31, 2008 (the “Severance Agreements”). The Company filed a report on Form 8-K dated December 21, 2006 under item 1.01

Entry into a Material Definitive Agreement that reported the Company entered into an amendment on its Credit Agreement. The amendment changed several covenants as well as reduced the interest rate on the Credit Agreement. A prepayment of $25 million in principal was made in conjunction with the lenders’ approval.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy materials have been sent to security holders of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on March 26, 2007.

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

Signature	Title	Date

/S/ David E. McComas David E. McComas	Chief Executive Officer (Principal Executive Officer)	March 26, 2007

/S/ Douglas C. Shepard Douglas C. Shepard	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2007

/S/ Kenneth R. Melani Kenneth R. Melani	Director	March 26, 2007

/S/ David A. Blandino David A. Blandino	Director	March 26, 2007

/S/ Nanette P. DeTurk Nanette P. DeTurk	Director	March 26, 2007

/S/ Robert C. Gray Robert C. Gray	Director	March 26, 2007

/S/ William C. Springer William C. Springer	Director	March 26, 2007

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Eye Care Centers of America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 31, 2005 and December 30, 2006	F-5

Consolidated Statements of Operations for the Year Ended January 1, 2005, for the Fifty-Nine Day Period Ended March 1, 2005, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006 and for the One Hundred Fifty-One Day Period Ended December 30, 2006	F-6

Consolidated Statements of Shareholders’ Equity/(Deficit) for the Year Ended January 1, 2005, for the Fifty-Nine Day Period Ended March 1, 2005, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006 and for the One Hundred Fifty-One Day Period Ended December 30, 2006	F-7

Consolidated Statements of Cash Flows for the Year Ended January 1, 2005, for the Fifty-Nine Day Period Ended March 1, 2005, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006 and for the One Hundred Fifty-One Day Period Ended December 30, 2006	F-8

Notes to the Consolidated Financial Statements	F-9

Schedule II – Consolidated Valuation and Qualifying Accounts – For the Years Ended January 1, 2005, December 31, 2005 and December 30, 2006	F-48

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Eye Care Centers of America, Inc.

San Antonio, Texas

We have audited the accompanying consolidated balance sheet of Eye Care Centers of America, Inc. and subsidiaries as of December 31, 2005 and the consolidated statements of operations, shareholder’s equity, and cash flows for the three hundred and five day period ended December 31, 2005, the fifty-nine day period ended March 1, 2005 and the fiscal year ended January 1, 2005. Our audit also includes the attached financial statement schedule listed in the index to the consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Eye Care Centers of America, Inc. and subsidiaries at December 31, 2005, and the consolidated results of operations and cash flows for the three hundred and five day period ended December 31, 2005, the fifty-nine day period ended March 1, 2005 and the fiscal year ended January 1, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

March 10, 2006	Ernst & Young LLP
San Antonio, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eye Care Centers of America, Inc.:

In our opinion, the accompanying consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Eye Care Centers of America, Inc. and its subsidiaries (the “GGC Moulin Predecessor”) for the two hundred thirteen day period ended August 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the GGC Moulin Predecessor’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas

March 22, 2007

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eye Care Centers of America, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Eye Care Centers of America, Inc. and its subsidiaries (the Company) at December 30, 2006, and the results of their operations and their cash flows for the one hundred fifty-one day period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas

March 22, 2007

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

	GGC Moulin Predecessor	Company
	December 31, 2005	December 30, 2006
Assets
Current assets:
Cash and cash equivalents	$17,782	$13,860
Accounts receivable, less allowance for doubtful accounts of $2,701 in fiscal 2005 and $2,096 in fiscal 2006	10,444	9,341
Inventory, less reserves of $1,267 in fiscal 2005 and $2,133 in fiscal 2006	30,642	32,206
Deferred income taxes, net	116	988
Prepaid expenses and other	10,158	9,322

Total current assets	69,142	65,717
Property and equipment, net of accumulated depreciation and amortization of $13,681 in fiscal 2005 and $6,545 in fiscal 2006	50,525	57,724
Goodwill	368,500	523,301
Other assets	25,424	8,392
Deferred income taxes, net	16,271	13,065

Total assets	$529,862	$668,199

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$19,635	$22,669
Current portion of long-term debt	1,654	10,939
Deferred revenue	3,900	2,285
Accrued payroll expense	8,605	8,955
Accrued taxes	3,711	8,231
Accrued interest	7,934	7,157
Other accrued expenses	6,075	8,153

Total current liabilities	51,514	68,389
Long-term debt, less current maturities	314,243	277,707
Deferred rent	1,698	725

Total liabilities	367,455	346,821

Commitments and contingencies
Shareholders’ equity:
Common stock, par value $.01 per share; 10,000 shares authorized, issued and outstanding in fiscal 2005 and fiscal 2006	—	—
Additional paid-in capital	158,447	317,152
Retained earnings	3,960	4,226

Total shareholders’ equity	162,407	321,378

	$529,862	$668,199

The accompanying notes are an integral part of these consolidated financial statements.

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands unless indicated otherwise)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the THLee Predecessor, the GGC Moulin Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these three separate entities. See Note 1.

	THLee Predecessor		GGC Moulin Predecessor		Company
	Fiscal Year Ended January 1, 2005	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-One Day Period Ended December 30, 2006
NET REVENUES:
Optical sales	$396,092	$74,839	$328,018	$261,623	$173,193
Management fee	3,376	560	2,829	1,806	1,117

Total net revenues	399,468	75,399	330,847	263,429	174,310

OPERATING COSTS AND EXPENSES:
Cost of goods sold	125,489	22,648	98,052	70,961	47,442
Selling, general and administrative expenses	231,615	42,226	197,271	151,586	105,951
Transaction expenses	—	15,642	—	7,547	—

Total operating costs and expenses	357,104	80,516	295,323	230,094	153,393

INCOME (LOSS) FROM OPERATIONS	42,364	(5,117)	35,524	33,335	20,917

INTEREST EXPENSE, NET	20,216	3,433	25,536	18,410	13,189

INCOME (LOSS) BEFORE INCOME TAXES	22,148	(8,550)	9,988	14,925	7,728

INCOME TAX EXPENSE (BENEFIT)	5,302	(1,676)	5,918	8,383	3,502

NET INCOME (LOSS)	16,846	(6,874)	4,070	6,542	4,226

LESS PREFERRED STOCK DIVIDENDS	8,656	1,493	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$8,190	$(8,367)	$4,070	$6,542	$4,226

The accompanying notes are an integral part of these consolidated financial statements.

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(Dollar amounts in thousands unless indicated otherwise)

The purchase method of accounting was used to record assets and liabilities assumed by the GGC Moulin Predecessor and the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the THLee Predecessor, GGC Moulin Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these three separate entities. See Note 1.

			Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Common Stock
	Shares	Amount
THLee Predecessor
Balance at December 27, 2003	7,397,689	74	28,259	62,169	(154,131)	(63,629)
Dividends accrued on preferred stock	—	—	(8,656)	8,656	—	—
Interest receivable on loan to shareholder	—	—	(90)	—	—	(90)
Distribution to affiliated OD	—	—	(800)	—	—	(800)
Net income	—	—	—	—	16,846	16,846

Balance at January 1, 2005	7,397,689	74	18,713	70,825	(137,285)	(47,673)

Dividends accrued on preferred stock	—	—	(1,493)	1,493	—	—
Interest receivable on loan to shareholder	—	—	(55)	—	—	(55)
Loan to shareholder repayment	—	—	1,668	—	—	1,668
Repurchase of preferred stock and cumulative dividend payment	—	—	—	(72,318)	—	(72,318)
Repurchase of common stock and conversion of options as a part of the transaction	(7,397,689)	(74)	(168,116)	—	—	(168,190)
Common stock issued as a part of the transaction	10,000	—	172,717	—	—	172,717
Excess of purchase price over equity investment	—	—	288,436	—	—	288,436
Tax benefit of options exercised	—	—	4,931	—	—	4,931
Transaction fees	—	—	(14,195)	—	—	(14,195)
Elimination of retained deficit	—	—	(144,159)	—	144,159	—
Net loss	—	—	—	—	(6,874)	(6,874)

Balance at March 1, 2005	10,000	—	158,447	—	—	158,447

GGC Moulin Predecessor
Capitalization of Successor Company at March 2, 2005	10,000	—	158,447	—	—	158,447
Dividend to parent	—	—	—	—	(110)	(110)
Net income	—	—	—	—	4,070	4,070

Balance at December 31, 2005	10,000	—	158,447	—	3,960	162,407

Common stock purchase	—	—	(158,447)	—	—	(158,447)
Common stock sale	—	—	308,620	—	—	308,620
Contribution from parent	—	—	7,928	—	—	7,928
Dividend to parent	—	—	—	—	(30)	(30)
Elimination of retained earnings	—	—		—	(10,472)	(10,472)
Net income	—	—	—	—	6,542	6,542

Balance at August 1, 2006	10,000	—	316,548	—	—	316,548

Company
Capitalization of Successor Company at August 2, 2006	10,000	—	317,152	—	—	317,152
Net income	—	—	—	—	4,226	4,226

Balance at December 30, 2006	10,000	$—	$317,152	$—	$4,226	$321,378

The accompanying notes are an integral part of these consolidated financial statements.

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands unless indicated otherwise)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the THLee Predecessor, the GGC Moulin Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Note 1.

	THLee Predecessor		GGC Moulin Predecessor		Company
	Fiscal Year Ended January 1, 2005	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-One Day Period Ended December 30, 2006
Cash flows from operating activities:
Net income (loss)	$16,846	$(6,874)	$4,070	$6,542	$4,226
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	15,907	2,683	13,812	9,238	6,555
Amortization of debt issue costs	2,628	309	2,106	1,484	95
Deferrals and other	(879)	6	329	932	800
(Gain)/loss on disposition of property and equipment	—	(1)	405	103	67
Benefit (provision) for deferred taxes	(2,063)	(1,718)	4,390	1,658	(322)
Goodwill adjustment		—	1,606	—	—
Deferred financing costs write-off	—	3,534	—	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable	572	(8,566)	8,529	1,260	(164)
Inventory	(3,438)	425	(2,509)	(655)	(909)
Prepaid expenses and other	(3,855)	(2,118)	842	2,222	1,060
Deposits and other	(763)	2,641	725	—	—
Accounts payable and accrued liabilities	(134)	11,389	(1,484)	11,759	(4,447)

Net cash provided by operating activities	24,821	1,710	32,821	34,543	6,961
Cash flows from investing activities:
Acquisition of property and equipment,	(10,639)	(1,850)	(11,619)	(9,615)	(7,859)

Net cash used in investing activities	(10,639)	(1,850)	(11,619)	(9,615)	(7,859)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	314,712	—	—	—
Common stock sale, net	—	158,521	—	308,620	—
Retirement of treasury stock	—	1,668	—	—	—
Distribution to affiliated OD and other	68	—	—	—	—
Dividend to parent	—	—	(110)	(30)	—
Payments for refinancing fees	—	(16,925)	(879)	—	(442)
Purchase and retirement of preferred stock	—	(72,318)	—	—	—
Common stock buyback	—	(168,116)	—	(308,620)	—
Payments on debt and capital leases	(14,961)	(213,872)	(9,059)	(1,478)	(26,002)

Net cash provided by (used in) financing activities	(14,893)	3,670	(10,048)	(1,508)	(26,444)

Net (decrease) increase in cash and cash equivalents	(711)	3,530	11,154	23,420	(27,342)
Cash and cash equivalents at beginning of period	3,809	3,098	6,628	17,782	41,202

Cash and cash equivalents at end of period	$3,098	$6,628	$17,782	$41,202	$13,860

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$19,216	$618	$21,801	$17,471	$13,749
Taxes	6,258	—	1,698	473	5,566
Noncash investing and financing activities:
Dividends accrued on preferred stock	8,656	1,493	—		—

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

GGC Moulin Acquisition

On December 2, 2004, we entered into a definitive merger agreement pursuant to which Thomas H. Lee Partners agreed to sell all of its equity interests in us to ECCA Holdings Corporation (“ECCA Holdings”), a company controlled by Moulin Global Eyecare Holdings Limited, which we refer to as Moulin, and Golden Gate Capital, which we refer to as Golden Gate (the “GGC Moulin Acquisition”) for a purchase price of $458.1 million. Upon consummation of the agreement on March 1, 2005, we became a wholly owned subsidiary of ECCA Holdings, which was in turn owned 56.5% by Offer High Investments, Ltd., 42.5% by Golden Gate and 1% by our management. In connection with the Acquisition, we issued $152 million aggregate principal amount of 10 3/4% Senior Subordinated Notes due February 15, 2015, which we refer to as the Initial Notes, and entered into a $190 million senior credit facility, which we refer to as the New Credit Facility. The net proceeds from the Initial Notes together with borrowings under the New Credit Facility and a $172.7 million equity contribution from Moulin and Golden Gate were used to finance the Acquisition, including the permanent repayment of our old credit facility and the retirement of our 9 1/8% Senior Subordinated Notes due 2008 and our Floating Interest Rate Subordinated Term Securities due 2008, which together we refer to as the Retired Notes. We also entered into a long-term supply agreement with Moulin. To consummate the GGC Moulin Acquisition, approximately $43.5 million in fees and expenses were incurred by Moulin and Golden Gate. These fees were included in the Company’s additional paid in capital account. All of these transactions together are collectively referred to as (“the transactions”); prior to the transactions the company is referred to as the “THLee Predecessor” and subsequent to the transactions the company is referred to as the “GGC Moulin Predecessor”. The purchase method of accounting was used to record assets and liabilities assumed by the GGC Moulin Predecessor. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the THLee Predecessor and the GGC Moulin Predecessor are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities.

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

The GGC Moulin Acquisition was accounted for using the push-down method of accounting. Accordingly, a portion of the purchase price was preliminary allocated to the identifiable net assets acquired based on their estimated fair values with the balance of the purchase price, $368.1 million, included in goodwill.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at date of acquisition on March 1, 2005. We obtained third-party valuations of certain intangible assets and property and equipment:

Current Assets	$66,007
Property and equipment	53,128
Goodwill	368,100
Trademark asset	7,261
Other assets	21,885
Deferred taxes	19,614

Total assets acquired	535,995
Current liabilities	72,356
Long-term debt	191,401

Total liabilities assumed	263,757

Net assets acquired	272,238

Highmark Acquisition

On April 25, 2006, HVHC Inc. (“HVHC”), a subsidiary of Highmark Inc. (“Highmark”), and ECCA Holdings Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which ECCA Holdings was merged with a wholly-owned subsidiary of HVHC, with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC (the “Highmark Acquisition”). Eye Care Centers of America, Inc. is owned by ECCA Holdings and as a result of the merger became an indirect wholly-owned subsidiary of Highmark. The transaction closed on August 1, 2006.

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

The aggregate merger consideration paid to the shareholders of ECCA Holdings to redeem all common stock consisted of $308.6 million in cash. HVHC incurred approximately $8.6 million in transaction fees to consummate the transaction. We obtained a waiver on our New Credit Facility (defined later in this document) for the change of control provisions related to the Merger Agreement. In addition, we concluded a mandatory change of control offer on our Notes (defined later in this document) on August 11, 2006 without any redemptions.

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

The Highmark Acquisition was accounted for using the push-down method of accounting. Accordingly, a portion of the purchase price was preliminarily allocated to the tangible identifiable and intangible assets and liabilities acquired based on their estimated fair values with the balance of the purchase price, $523.3 million included in goodwill. Approximately $54.2 million of this goodwill is deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition on August 1, 2006 (dollars in thousands):

Current Assets	$91,509
Property and equipment	56,488
Goodwill	523,301
Trademark asset	7,658
Other assets	1,222
Deferred taxes	13,273

Total assets acquired	693,451
Current liabilities	63,804
Long-term debt	312,495

Total liabilities assumed	376,299

Net assets acquired	317,152

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

The Company continues to obtain information to refine the fair value of the assets acquired and the liabilities assumed. We have obtained third-party valuations of our trademarks and our property and equipment. We utilized our experience in the retail real estate industry to review our leases for appropriate valuation. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived assets or goodwill will be recorded. The Company expects that a final allocation of the purchase price will be completed in fiscal 2007.

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

The acquisitions of the Company (see footnote 1) were accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price has been “pushed-down” and allocated to the assets and liabilities of the Company. Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting. The Company’s Consolidated Statements of Operations and Cash Flows for Fiscal 2004 and the fifty-nine days ended March 1, 2005 reflect the operations of the Company prior to the GGC Moulin Acquisition. The Company’s Consolidated Statements of Operations and Cash Flows for the two hundred five days ended December 31, 2005 and the two hundred thirteen days ended August 1, 2006 and the Consolidated Balance Sheet as of December 31, 2005 reflect the operations of the Company prior to the Highmark Acquisition. Hence there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Reporting periods

We use a 52/53-week reporting format. Fiscal year 2004 ended January 1, 2005 (“Fiscal 2004”) and consisted of 53 weeks. Fiscal year 2005 ended December 31, 2005 (“Fiscal 2005”) and consisted of 52 weeks, which has been divided into the 59 day period ended March 1, 2005 of the THLee Predecessor and the 305 day period ended December 31, 2005 of the GGC Moulin Predecessor. Fiscal year 2006 ended December 30, 2006 (“Fiscal 2006”) and consisted of 52 weeks, which has been divided into the 213 day period ended August 1, 2006 of the GGC Moulin Predecessor and the 151 day period ended December 30, 2006 of the Company.

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

Accounts receivable

Accounts receivable are primarily from third-party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, merchandise, rent and license fee receivables. Accounts receivable are stated at carrying value which approximates fair value. Our allowance for doubtful accounts requires significant estimation and primarily relate to amounts owed to us by third-party insurance payors. This estimate is based on the historical ratio of collections to billings. Management writes off receivable balances when they are deemed uncollectible. Our allowance for doubtful accounts was $2.7 million at December 31, 2005 and $2.1 million at December 30, 2006.

Inventory

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted-average method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by management to be unsaleable as well as an estimate of shrinkage. Our inventory reserve was $1.3 million at December 31, 2005 and $2.1 million at December 30, 2006.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Property and equipment

Property and equipment is recorded at cost. For property and equipment acquired through the GGC Moulin Acquisition and the Highmark Acquisition, balances were adjusted to reflect their fair market value, as determined by an independent appraiser. We utilized our experience in the retail real estate industry to review our leases for appropriate valuation. For financial statement purposes, depreciation of building, furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line method over the shorter of the life of the lease or the estimated useful lives of the assets. Depreciation of capital leased assets is included in depreciation expense and is calculated using the straight-line method over the term of the lease.

Estimated useful lives are as follows:
Building	20 years
Furniture and equipment	3 to 10 years
Leasehold improvements	5 to 10 years

Maintenance and repair costs are charged to expense as incurred. Expenditures for significant betterments are capitalized.

Goodwill

Goodwill is the amount of excess purchase price over the fair market value of acquired net assets and identified intangibles. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, we test for the impairment of goodwill on at least an annual basis. Our goodwill impairment test involves comparison of the fair value of each reporting unit with its carrying amount. Fair value is estimated using earnings multiples comparable to asset market values. If the fair value is less than the carrying value, goodwill is considered impaired. Based on our analysis at December 30, 2006, we believe that no impairment of goodwill exists and there are no indicators of impairment since this assessment.

Balance at January 2, 2005 (THLee Predecessor)	$107,423
Adjustment for new basis	261,107

Balance at March 1, 2005 (GGC Moulin Predecessor)	368,530

Balance at December 31, 2005 (GGC Moulin Predecessor)	368,530
Finalization of purchase allocation	(400)

Balance at August 1, 2006 (GGC Moulin Predecessor)	368,130
Adjustment for new basis	155,171

Balance at December 31, 2006 (Company)	$523,301

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Other assets

Other assets consist of deferred debt financing costs, trade names and deposits. The deferred debt financing costs are amortized into expense over the life of the associated debt using the effective interest method. The trade names are being amortized over a 25 year life. As a result of the Highmark Acquisition, the deferred financing costs were eliminated in estimating the fair value of the liabilities of the Company as discussed in Note 1.

	December 31, 2005	December 30, 2006
Deferred financing costs, net	$16,442	$443
Trade names	7,261	7,658
Deposits and other	1,721	291

	$25,424	$8,392

Long-lived assets

Long-lived assets consist primarily of store furnishings and lab equipment. Long-lived assets to be held and used and long-lived assets to be disposed of by sale are reviewed periodically for indicators of impairment. We believe that no impairment of long-lived assets exists.

Deferred revenue—replacement certificates and warranty contracts

At the time of a frame sale, some customers purchase a warranty contract covering eyewear defects or damage during the 12-month period subsequent to the date of the sale. Revenue relating to these contracts is deferred and classified as deferred revenue on the accompanying balance sheet. Such revenue is recognized over the life of the warranty contract (one year) based on our estimate of the cost to fulfill the warranty obligation. Costs incurred to fulfill the warranty are expensed when incurred.

Income taxes

We record income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

In July, 2006 the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

for income taxes. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the interpretation will have a material impact on its results from operations or financial position.

In conjunction with the Highmark Acquisition, we are now part of the consolidated Highmark federal tax return and no longer file a stand alone federal tax return. We entered into a tax sharing agreement with Highmark whereas we pay our tax liability directly to Highmark based upon our results.

Revenue recognition

We recognize sales and related costs upon the sale of products at company-owned retail locations when the following conditions have been met: (i) persuasive evidence of an arrangement exists, (ii) services have been rendered and (iii) collection of a fixed or determinable fee is considered reasonably assured. Licensing fees collected from independent optometrists for using our trade name “Master Eye Associates,” insurance premiums and management fees are recognized when earned. Historically, our highest sales occur in the first and third quarters.

Cost of goods sold

Cost of goods sold includes the cost of the actual product, buying, warehousing, distribution, shipping, handling, lab, and delivery costs.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of all retail and doctor payroll related expenses, advertising, occupancy, depreciation and miscellaneous store expenses not related to costs of goods sold.

Advertising costs

Our advertising costs include costs related to broadcast and print media advertising expenses. We expense production costs and media advertising costs when incurred. For Fiscal 2004, for the fifty-nine day period ended March 1, 2005, for the three hundred five day period ended December 31, 2005, for the two hundred thirteen day period ended August 1, 2006 and for the one hundred fifty-one day period ended December 30, 2006, advertising costs amounted to approximately $33,651, $7,405, $26,999, $22,259 and $14,263, respectively.

Interest expense, net

Interest expense, net, consists of the following:

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	THLee Predecessor		GGC Moulin Predecessor		Company
	Fiscal Year Ended January 1, 2005	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-One Day Period Ended December 30, 2006
Interest expense	$20,572	$3,527	$26,058	$19,475	$13,895
Interest income	(274)	(87)	(452)	(900)	(615)
Interest capitalized	(82)	(7)	(70)	(165)	(91)

Interest expense, net	$20,216	$3,433	$25,536	$18,410	$13,189

Stock Based Compensation

Prior to the adoption of SFAS 123R, we accounted for stock based compensation in accordance with APB 25. As all options were granted at fair market value, no compensation expense was recorded for options granted. The pro forma calculations include only the effects of 2002, 2003 and 2004 grants as all grants previous to 2002 were exercised or cancelled. As such, the impacts are not necessarily indicative of the effects on reported net income of future years. No options were outstanding during the period ended December 30, 2006, as all options were cancelled in connection with the GGC Moulin Acquisition. Our pro forma net income for fiscal year 2004 and for the fifty-nine days ended March 1, 2005 is as follows:

	THLee Predecessor
	Fiscal Year Ended January 1, 2005	Fifty-Nine Day Period Ended March 1, 2005
Net income (loss)	$16,846	$(6,874)
Fair value based method compensation expense	(162)	(21)

Pro forma net income (loss)	$16,684	$(6,895)

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Fair value of financial instruments

Our receivables, payables, and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The fair value of indebtedness differs from its carrying value based on current market interest rate conditions as evidenced by market transactions.

Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 is a replacement of Accounting Principles Board No. 20, Accounting Changes and SFAS No. 3 Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005. This pronouncement was adopted beginning in fiscal 2006 and adoption of the pronouncement had no effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement does not require new fair value measurements, however for some entities, the application of this Statement will change current practice. In developing this Statement, the FASB considered the need for increased consistency and comparability in fair value measurements and for expanded disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company will adopt this Statement as required, and adoption is not expected to have a material impact on the Company’s results of operations or financial condition.

In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our Company’s fiscal year 2008. We have not yet determined the impact, if any, from the adoption of SFAS No. 159.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

3. Self-insurance

We began maintaining our own self-insurance group health plan in June of Fiscal 2003. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. Management believes the accrued liability of approximately $0.9 million, which is included in other accrued expenses as of December 31, 2005 and December 30, 2006, respectively, is adequate to cover future benefit payments for claims that occurred prior to the period end.

4. Related party transactions

THLee

In connection with the recapitalization of the Company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998. We incurred $500 for Fiscal 2004 and $81 for the fifty-nine day period ended March 1, 2005 for management and other consulting services. The management agreement was terminated in conjunction with the GGC Moulin Acquisition.

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

GGC Moulin

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

We prepaid $3.0 million to Golden Gate and $1.5 million to Moulin on the date of the GGC Moulin Acquisition as compensation for advisory services to be rendered through the three-year period and 18-month period, respectively, immediately following the date of the GGC Moulin Acquisition. During the three hundred five day period ended December 31, 2005, we expensed approximately $1.7 million related to the above

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

arrangements. During the two hundred thirteen day period ended August 1, 2006, we expensed approximately $1.0 million related to the advisory agreements and the remaining balance of $1.6 million was written off at the time of the Highmark Acquisition.

Highmark

In connection with the Highmark Acquisition, we are wholly-owned by HVHC. HVHC also owns Davis Vision, Inc. (“Davis”), a national managed vision care and optical retail company, and Viva Optique, Inc. (“Viva”), an international designer and distributor of eyewear and sunwear. Prior to the Highmark Acquisition, we were doing business with both Davis and Viva and these relationships have continued. During the one hundred fifty-one days ended December 30, 2006, we recorded revenue of $2.8 million and cash collections of $2.3 million related to managed care reimbursements due from Davis and have a $0.5 million receivable related to these revenues at December 30, 2006. During the one hundred fifty-one days ended December 30, 2006, we recorded cost of goods sold of $0.2 million related to products purchased from Viva that were sold to our customers and purchased subsequent to the Highmark Acquisition and purchased $3.4 million of inventory through December 30, 2006.

5. Prepaid Expenses and Other

Prepaid expenses and other consists of the following:

	GGC Moulin Predecessor December 31, 2005	Company December 30, 2006
Prepaid rentals	$4,509	$4,700
Prepaid advertising	1,733	2,260
Prepaid management fees	1,653	—
Prepaid store supplies	934	949
Prepaid insurance	924	1,052
Other	405	361

	$10,158	$9,322

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

6. Property and Equipment

Property and equipment, net, consists of the following:

	GGC Moulin Predecessor December 31, 2005	Company December 30, 2006
Building	$1,227	$934
Furniture and equipment	31,318	32,777
Leasehold improvements	31,661	30,558

	64,206	64,269
Less accumulated depreciation and amortization	(13,681)	(6,545)

Property and equipment, net	$50,525	$57,724

7. Other Accrued Expenses

Other accrued expenses consists of the following:

	GGC Moulin Predecessor December 31, 2005	Company December 30, 2006
Store expenses	$1,965	$2,829
Insurance	1,143	1,258
Warranties	—	1,226
Other	697	1,085
Professional fees	305	589
Store Closure	300	550
Property taxes	469	449
Third party liability	95	120
Advertising	1,101	47

	$6,075	$8,153

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

8. Long-term debt

Credit facilities

In December 2002, we entered into a credit agreement which provided for $117.0 million in term loans and $25.0 million in revolving credit facilities (the Old Credit Facility). In connection with the GGC Moulin Acquisition, we entered into a new senior secured credit facility which consisted of (i) the $165.0 million term loan facility (the Term Loan Facility); and (ii) the $25.0 million secured revolving credit facility (the Revolver and together with the Term Loan Facility, the New Credit Facility). The borrowings of the New Credit Facility together with the net proceeds from the offering of the Initial Notes and the equity investment of Moulin and Golden Gate were used to pay a cash portion of the purchase price of the GGC Moulin Acquisition, to repay debt outstanding under the Old Credit Facility, to retire the Retired Notes, pay the related tender premium and accrued interest and to pay the related transaction fees and expenses. Thereafter, the New Credit Facility is available to finance working capital requirements and general corporate purposes. On December 21, 2006, we obtained an amendment and consent to the credit agreement. The amendment changes several covenants as well as reduces the interest rate on the credit agreement. A prepayment of $25 million in principal was made in conjunction with the lenders’ approval.

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The term loan quarterly amortization began in the third quarter of Fiscal 2005 and continues through the date of maturity in fiscal 2012 for the Term Loan Facility according to the following schedule:

Year	Amount (in millions)
2007	1.65
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	128.88

$137.13

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Facility	Base Rate Margin	Eurodollar Margin
Term Loan Facility	1.50%	2.50%
Revolver	1.75%	2.75%

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

As of December 30, 2006, we were in compliance with all of our financial covenants.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Mandatory prepayment. We are required to make a mandatory annual prepayment of the Term Loan Facility based on our excess cash flows which is determined by our leverage ratio as defined in the New Credit Facility. This prepayment was waived for Fiscal 2006 in lieu of the $25.0 million payment made with the December 2006 amendment. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

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

In connection with the borrowings made under the New Credit Facility, we incurred approximately $8.1 million in debt issuance costs. These amounts were classified within other assets in the accompanying balance sheets and were being amortized over the life of the New Credit Facility. The unamortized amount of debt issuance costs as of December 31, 2005 related to the New Credit Facility was $7.0 million. As a result of the Highmark Acquisition, the deferred financing costs were eliminated in estimating the fair value of the liabilities of the Company as discussed in Note 1.

Exchange Notes

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

The Exchange Notes:

•	are general unsecured, senior subordinated obligations of the Company;

•	are limited to an aggregate principal amount of $152.0 million, subject to our ability to issue additional notes;

•	mature on February 15, 2015;

•	are issued in denominations of $1,000 and integral multiples of $1,000;

•	are represented by one or more registered notes in global form, but in certain circumstances may be represented by notes in definitive form;

•	are subordinated in right of payment to all existing and future senior indebtedness of the Company, including the New Credit Facility;

•	rank equally in right of payment to any future senior subordinated indebtedness of the Company;

•	are unconditionally guaranteed on a senior subordinated basis by each existing subsidiary of the Company and any future restricted subsidiary of the Company that is not a foreign subsidiary;

•	are effectively subordinated to any future indebtedness and other liabilities of subsidiaries of the Company that are not guaranteeing the notes;

•	may default in the event there is a failure to make an interest or principal payment under the New Credit Facility.

Interest. Interest on the Exchange Notes compounds semi-annually and:

•	accrues at the rate of 10.75% per annum;

•	accrues from the date of original issuance or, if interest has already been paid, from the most recent interest payment date;

•	is payable in cash semi-annually in arrears on February 15 and August 15, commencing on August 15, 2005;

•	is payable to the holders of record on the February 1 and August 1 immediately preceding the related interest payment dates; and

•	is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

In connection with the borrowings made under the Initial Notes, we incurred approximately $10.3 million in debt issuance costs. These amounts were classified within other assets in the accompanying balance sheets and were being amortized over the life of the notes. The unamortized amount of debt issuance costs as of December 31, 2005 related to the notes was $9.4 million. As a result of the Highmark Acquisition, the deferred financing costs were eliminated in estimating the fair value of the liabilities of the Company as discussed in Note 1.

Capital leases

We have an agreement whereby we lease equipment and buildings at various operating locations. We have accounted for the equipment and property leases as capital leases and have recorded the assets and the future obligations on the balance sheet as follows:

	GGC Moulin Predecessor December 31, 2005	Company December 30, 2006
Buildings and equipment, assets	$1,456	$934
Accumulated depreciation	(298)	(119)

Buildings and equipment, assets- net	$1,158	$815

Buildings and equipment, future obligations	$1,816	$1,399

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Our scheduled future minimum lease payments as of December 30, 2006 for the next five years under the property capital leases are as follows:

2007	833
2008	833
2009	344
2010	53

Total minimum lease payments	2,063
Amounts representing interest	664

Present value of minimum lease payments	$1,399

Long-term debt outstanding, including capital lease obligations, consists of the following:

	GGC Moulin Predecessor December 31, 2005	Company December 30, 2006
Exchange Notes, face amount of $152,000 net of unamortized debt discount of $2,094 and $1,865, respectively	$149,906	$150,135
Term Loan Facility	164,175	137,112
Capital lease and other obligations	1,816	1,399
Revolver	—	—

	315,897	288,646
Less current portion	(1,654)	(10,939)

	$314,243	$277,707

Future principal maturities as of December 30, 2006 for long-term debt and capital lease obligations are as follows:

2007	$10,939
2008	2,258
2009	1,958
2010	1,703
2011	1,650
Beyond 2011	270,138

Total future principal payments on debt	$288,646

As of December 31, 2005 and December 30, 2006 the fair value of our New Exchange Notes was approximately $148.6 million and $167.2 million, respectively. The fair value

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

of the capital lease obligations was approximately $1.8 and $1.4 million, respectively. The estimated fair value of Exchange Notes is based primarily on quoted market prices for the same or similar issues and the estimated fair value of the capital lease obligation is based on the present value of estimated future cash flows. The carrying amounts of the variable rate credit facilities approximate their fair values.

9. Condensed consolidating information

The Exchange Notes described in Note 8 were issued by us and are guaranteed by all of our subsidiaries (the Guarantor Subsidiaries) but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of December 30, 2006. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of December 30, 2006, the guarantor subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc. Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Dr. Mark Lynn & Associates, PLLC, Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., Eye Care Holdings, Inc.

The following condensed consolidating financial information presents (i) our financial position, results of operations and cash flows, as parent, as if we accounted for our subsidiaries using the equity method, (ii) the Guarantor Subsidiaries, and (iii) ODs. Separate financial statements of the subsidiaries are not presented herein as we do not believe that such statements would be material to investors

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statements of Operations

For the Year Ended January 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	THLee Predecessor
Revenues:
Optical sales	$(495)	$314,282	$82,305	$—	$396,092
Management fees	125	25,375	—	(22,124)	3,376
Investment earnings in subsidiaries	22,926	—	—	(22,926)	—

Net revenues	22,556	339,657	82,305	(45,050)	399,468
Operating costs and expenses:
Cost of goods sold	—	109,101	16,388	—	125,489
Selling, general and administrative expenses	664	187,996	65,079	(22,124)	231,615

Total operating costs and expenses	664	297,097	81,467	(22,124)	357,104

Income from operations	21,892	42,560	838	(22,926)	42,364
Interest expense, net	(240)	20,452	4	—	20,216

Income before income taxes	22,132	22,108	834	(22,926)	22,148
Income tax expense	5,286	—	16	—	5,302

Net income	$16,846	$22,108	$818	$(22,926)	$16,846

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	THLee Predecessor
Cash flows from operating activities:
Net income	$16,846	$22,108	$818	$(22,926)	$16,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	15,907	—	—	15,907
Amortization of debt issue costs	49	2,579	—	—	2,628
Deferrals and other	(512)	(381)	14	—	(879)
Benefit for deferred taxes	(1,608)	(455)	—	—	(2,063)
Investment in subsidiaries	(22,926)	—	—	22,926	—
Changes in operating assets and liabilities:
Accounts and notes receivable	25,593	255	(2,119)	(23,157)	572
Inventory	—	(3,722)	284	—	(3,438)
Prepaid expenses and other	(1)	(3,857)	3	—	(3,855)
Deposits and other	—	(763)	—	—	(763)
Accounts payable and accrued liabilities	(135)	(24,895)	1,739	23,157	(134)

Net cash provided by operating activities	17,306	6,776	739	—	24,821
Cash flows from investing activities:
Acquisition of property and equipment, (net of proceeds)	—	(10,639)	—	—	(10,639)

Net cash used in investing activities	—	(10,639)	—	—	(10,639)
Cash flows from financing activities:
Payments on debt and capital leases	(14,791)	(170)	—	—	(14,961)
Distribution to affiliated OD and other	—	869	(801)	—	68

Net cash provided by (used in) financing activities	(14,791)	699	(801)	—	(14,893)

Net increase (decrease) in cash and cash equivalents	2,515	(3,164)	(62)	—	(711)
Cash and cash equivalents at beginning of period	67	3,501	241	—	3,809

Cash and cash equivalents at end of period	$2,582	$337	$179	$—	$3,098

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Balance Sheet

For the Year Ended December 31, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
ASSETS
Current assets:
Cash and cash equivalents	$73	$17,012	$697	$—	$17,782
Accounts and notes receivable	162,042	49,251	3,200	(204,049)	10,444
Inventory	—	28,760	1,882	—	30,642
Deferred income taxes, net	116	—	—	—	116
Prepaid expenses and other	1,653	8,461	44	—	10,158

Total current assets	163,884	103,484	5,823	(204,049)	69,142
Property and equipment	—	50,459	66	—	50,525
Intangibles	261,217	107,195	88	—	368,500
Other assets	24,855	569	—	—	25,424
Deferred income taxes, net	16,271	—	—	—	16,271
Investment in subsidiaries	20,006	—	—	(20,006)	—

Total Assets	$486,233	$261,707	$5,977	$(224,055)	$529,862

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$219,285	$4,390	$(204,049)	$19,635
Current portion of long-term debt	1,237	417	—	—	1,654
Deferred revenue	—	3,448	452	—	3,900
Accrued payroll expense	—	8,218	387	—	8,605
Accrued taxes	1,514	690	1,507	—	3,711
Accrued interest	7,934	—	—	—	7,934
Other accrued expenses	289	5,639	147	—	6,075

Total current liabilities	10,983	237,697	6,883	(204,049)	51,514
Long-term debt, less current maturities	312,843	1,400	—	—	314,243
Deferred rent	—	1,582	116	—	1,698

Total liabilities	323,826	240,679	6,999	(204,049)	367,455

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	158,447	—	—	—	158,447
Accumulated equity (deficit)	3,960	21,028	(1,022)	(20,006)	3,960

Total shareholders’ equity (deficit)	162,407	21,028	(1,022)	(20,006)	162,407

	$486,233	$261,707	$5,977	$(224,055)	$529,862

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Cash Flows

For the Fifty Nine Day Period Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	THLee Predecessor
Cash flows from operating activities:

Net income (loss)	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	2,683	—	—	2,683
Amortization of debt issue costs	8	301	—	—	309
Deferrals and other	(161)	167	—	—	6
(Gain)/loss on disposition of property and equipment	—	(1)	—	—	(1)
Benefit for deferred taxes	(1,742)	—	24	—	(1,718)
Deferred financing costs write-off	3,534	—	—	—	3,534
Investment in subsidiaries	(4,220)	—	—	4,220	—

Changes in operating assets and liabilities:
Accounts and notes receivable	(41,746)	(897)	410	33,667	(8,566)
Inventory	—	113	312	—	425
Prepaid expenses and other	(2,689)	576	(5)	—	(2,118)
Deposits and other	2,431	210	—	—	2,641
Accounts payable and accrued liabilities	44,735	1,600	(1,279)	(33,667)	11,389

Net cash provided by (used in) operating activities	(6,724)	7,878	556	—	1,710

Cash flows from investing activities:
Acquisition of property and equipment	—	(1,850)	—	—	(1,850)

Net cash used in investing activities	—	(1,850)	—	—	(1,850)

Cash flows from financing activities:
Proceeds from issuance of debt	314,712	—	—	—	314,712
Common stock sale, net	158,521	—	—	—	158,521
Retirement of treasury stock	1,668	—	—	—	1,668
Payments for refinancing fees	(16,925)	—	—	—	(16,925)
Retirement of preferred stock	(72,318)	—	—	—	(72,318)
Common stock buyback	(168,116)	—	—	—	(168,116)
Payments on debt and capital leases	(213,819)	(53)	—	—	(213,872)

Net cash provided by (used in) financing activities	3,723	(53)	—	—	3,670

Net increase (decrease) in cash and cash equivalents	(3,001)	5,975	556	—	3,530
Cash and cash equivalents at beginning of period	2,582	337	179	—	3,098

Cash and cash equivalents at end of period	$(419)	$6,312	$735	$—	$6,628

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the Three Hundred Five Day Period Ended December 31, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Revenues:
Optical sales	$—	$259,816	$68,202	$—	$328,018
Management fees	—	22,301	—	(19,472)	2,829
Equity earnings in subsidiaries	4,031	—	—	(4,031)	—

Total net revenues	4,031	282,117	68,202	(23,503)	330,847

Operating costs and expenses:
Cost of goods sold	—	85,344	12,708	—	98,052
Selling, general and administrative expenses	(6,914)	169,361	54,296	(19,472)	197,271

Total operating costs and expenses	(6,914)	254,705	67,004	(19,472)	295,323

Income from operations	10,945	27,412	1,198	(4,031)	35,524
Interest expense, net	2,005	23,531	—	—	25,536
Income tax expense	4,870	(1,010)	2,058	—	5,918

Net income	$4,070	$4,891	$(860)	$(4,031)	$4,070

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Cash Flows

For the Three Hundred Five Day Period Ended December 31, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Cash flows from operating activities:
Net income (loss)	$4,070	$4,891	$(860)	$(4,031)	$4,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	13,812	—	—	13,812
Amortization of debt issue costs	914	1,192	—	—	2,106
Deferrals and other	—	394	(65)	—	329
(Gain)/loss on disposition of property and equipment	—	405	—	—	405
Benefit for deferred taxes	4,390	—	—	—	4,390
Goodwill adjustments	18,496	(16,890)	—	—	1,606
Investment in subsidiaries	4,031	—	—	(4,031)	—

Changes in operating assets and liabilities:
Accounts and notes receivable	5,688	(2,894)	3,753	1,982	8,529
Inventory	—	(2,210)	(299)	—	(2,509)
Prepaid expenses and other	1,355	(519)	6	—	842
Deposits and other	—	725	—	—	725
Accounts payable and accrued liabilities	(40,614)	23,681	(2,573)	18,022	(1,484)

Net cash provided by (used in) operating activities	(1,670)	22,587	(38)	11,942	32,821
Cash flows from investing activities:
Acquisition of property and equipment	—	(11,619)	—	—	(11,619)

Net cash used in investing activities	—	(11,619)	—	—	(11,619)

Cash flows from financing activities:
Dividend to Parent	(90)	(20)	—	—	(110)
New deferred financing fees	(879)				(879)
Payments on debt and capital leases	(8,810)	(249)	—	—	(9,059)

Net cash provided by (used in) financing activities	(9,779)	(269)	—	—	(10,048)

Net increase (decrease) in cash and cash equivalents	(11,449)	10,699	(38)	11,942	11,154
Cash and cash equivalents at beginning of period	(420)	6,313	735	—	6,628

Cash and cash equivalents at end of period	$(11,869)	$17,012	$697	$11,942	$17,782

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Balance Sheet

For the Year Ended December 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$279	$12,994	$587	$—	$13,860
Accounts and notes receivable	132,638	49,376	2,345	(175,018)	9,341
Inventory	—	30,318	1,888	—	32,206
Deferred income taxes, net	988	—	—	—	988
Prepaid expenses and other	—	9,274	48	—	9,322

Total current assets	133,905	101,962	4,868	(175,018)	65,717
Property and equipment	—	57,658	66	—	57,724
Intangibles	416,019	107,195	87	—	523,301
Other assets	8,101	292	(1)	—	8,392
Deferred income taxes, net	13,065	—	—	—	13,065
Investment in subsidiaries	51,803	—	—	(51,803)	—

Total Assets	$622,893	$267,107	$5,020	$(226,821)	$668,199

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$192,896	$4,782	$(175,018)	$22,669
Current portion of long-term debt	10,510	429	—	—	10,939
Deferred revenue	—	1,574	711	—	2,285
Accrued payroll expense	—	8,071	884	—	8,955
Accrued taxes	7,061	926	244	—	8,231
Accrued interest	7,157	—	—	—	7,157
Other accrued expenses	63	7,764	326	—	8,153

Total current liabilities	24,800	211,660	6,947	(175,018)	68,389
Long-term debt, less current maturities	276,715	992	—	—	277,707
Deferred rent	—	714	11	—	725

Total liabilities	301,515	213,366	6,958	(175,018)	346,821

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Accumulated equity (deficit)	4,226	53,741	(1,938)	(51,803)	4,226

Total shareholders’ equity (deficit)	321,378	53,741	(1,938)	(51,803)	321,378

	$622,893	$267,107	$5,020	$(226,821)	$668,199

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the Two Hundred Thirteen Day Period Ended August 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Revenues:
Optical sales	$—	$206,307	$55,316	$—	$261,623
Management fees	—	16,260	—	(14,454)	1,806
Equity earnings in subsidiaries	39,514	—	—	(39,514)	—

Total net revenues	39,514	222,567	55,316	(53,968)	263,429
Operating costs and expenses:
Cost of goods sold	—	60,796	10,165	—	70,961
Selling, general and administrative expenses	—	124,166	41,874	(14,454)	151,586
Transaction expenses	7,447	100	—	—	7,547

Total operating costs and expenses	7,447	185,062	52,039	(14,454)	230,094

Income from operations	32,067	37,505	3,277	(39,514)	33,335
Interest expense, net	18,410	—	—	—	18,410
Income tax expense	7,115	—	1,268	—	8,383

Net income	$6,542	$37,505	$2,009	$(39,514)	$6,542

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Cash Flows

For the Two Hundred Thirteen Day Period Ended August 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Cash flows from operating activities:
Net income	$6,542	$37,505	$2,009	$(39,514)	$6,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	9,238	—	—	9,238
Amortization of debt issue costs	1,484	—	—	—	1,484
Deferrals and other	—	840	92	—	932
(Gain)/loss on disposition of property and equipment	—	103	—	—	103
Benefit for deferred taxes	1,658	—	—	—	1,658
Investment in subsidiaries	(39,514)	—	—	39,514	—

Changes in operating assets and liabilities:
Accounts and notes receivable	19,020	(2,013)	(1,311)	(14,436)	1,260
Inventory	—	(713)	58	—	(655)
Prepaid expenses and other	5,653	(3,430)	(1)	—	2,222
Accounts payable and accrued liabilities	3,950	(5,673)	(954)	14,436	11,759

Net cash provided by (used in) operating activities	(1,207)	35,857	(107)	—	34,543
Cash flows from investing activities:
Acquisition of property and equipment	—	(9,615)	—	—	(9,615)

Net cash used in investing activities	—	(9,615)	—	—	(9,615)

Cash flows from financing activities:
Dividend to Parent	(30)	—	—	—	(30)
Common stock buyback	(308,620)	—	—	—	(308,620)
Common stock sale, net	308,620	—	—	—	308,620
Payments on debt and capital leases	(1,237)	(241)	—	—	(1,478)

Net cash used in financing activities	(1,267)	(241)	—	—	(1,508)

Net increase (decrease) in cash and cash equivalents	(2,474)	26,001	(107)	—	23,420
Cash and cash equivalents at beginning of period	73	17,012	697	—	17,782

Cash and cash equivalents at end of period	$(2,401)	$43,013	$590	$—	$41,202

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the One Hundred Fifty-One Day Period Ended December 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$136,213	$36,980	$—	$173,193
Management fees	—	15,309	—	(14,192)	1,117
Equity earnings in subsidiaries	(8,861)	—	—	8,861	—

Total net revenues	(8,861)	151,522	36,980	(5,331)	174,310
Operating costs and expenses:
Cost of goods sold	—	40,684	6,758	—	47,442
Selling, general and administrative expenses	331	85,445	34,367	(14,192)	105,951
Transaction expenses	—	—	—	—	—

Total operating costs and expenses	331	126,129	41,125	(14,192)	153,393

Income from operations	(9,192)	25,393	(4,145)	8,861	20,917
Interest expense, net	(16,919)	30,108	—	—	13,189
Income tax expense	3,501	1,220	(1,219)	—	3,502

Net income	$4,226	$(5,935)	$(2,926)	$8,861	$4,226

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Cash Flows

For the One Hundred Fifty-One Day Period Ended December 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$4,226	$(5,935)	$(2,926)	$8,861	$4,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	6,555	—	—	6,555
Amortization of debt issue costs	439	594	—	—	1,033
Deferrals and other	3,094	(2,529)	235	—	800
(Gain)/loss on disposition of property and equipment	—	67	—	—	67
Benefit for deferred taxes	(322)	—	—	—	(322)
Investment in subsidiaries	8,861	—	—	(8,861)	—

Changes in operating assets and liabilities:
Accounts and notes receivable	13,453	(1,191)	2,169	(14,595)	(164)
Inventory	—	(845)	(64)	—	(909)
Prepaid expenses and other	4,890	(4,765)	(3)	—	122
Accounts payable and accrued liabilities	(6,136)	(13,492)	586	14,595	(4,447)

Net cash provided by (used in) operating activities	28,505	(21,541)	(3)	—	6,961
Cash flows from investing activities:
Acquisition of property and equipment	—	(7,859)	—	—	(7,859)

Net cash provided by (used in) investing activities	—	(7,859)	—	—	(7,859)

Cash flows from financing activities:
Dividend to Parent	—	—	—	—	—
Common stock buyback	—	—	—	—	—
Common stock sale, net	—	—	—	—	—
New deferred financing fees	—	(442)	—	—	(442)
Payments on debt and capital leases	(25,825)	(177)	—	—	(26,002)

Net cash used in financing activities	(25,825)	(619)	—	—	(26,444)

Net increase (decrease) in cash and cash equivalents	2,680	(30,019)	(3)	—	(27,342)
Cash and cash equivalents at beginning of period	(2,401)	43,013	590		41,202

Cash and cash equivalents at end of period	$279	$12,994	$587	$—	$13,860

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

10. Preferred Stock

During 1998, we issued 300,000 shares of preferred stock, par value $.01 per share. Dividends on shares of Preferred Stock were cumulative from the date of issue (whether or not declared) and were payable when declared by our Board of Directors. Such dividends accrued on a daily basis from the original date of issue at an annual rate per share equal to 13% of the original purchase price per share, with such amount compounded quarterly. Cumulative preferred dividends in arrears were $40.8 million and $42.3 million as of January 1, 2005 and March 1, 2005, respectively. The Preferred Stock had no voting rights. The Preferred Stock was redeemed at $100 per share in conjunction with the GGC Moulin Acquisition and all accumulated and unpaid dividends were paid in full.

11. Shareholders’ Equity

The following disclosures relate to the stock incentive plans of THLee Predecessor prior to the GGC Moulin and Highmark Acquisitions discussed in Note 1.

1998 Executive Stock Option Plan

On April 25, 1998, we authorized a nonqualified stock option plan whereby key executives and senior officers were offered options to purchase our Common Stock. Under the plan, the exercise price set by our Board of Directors had to at least equal the fair market value of our Common Stock at the date of grant. The options started vesting one year after the date of grant in four installments of 10%, 15%, 25% and 50% provided the optionee was an employee of the Company on the anniversary date and expired 10 years after the date of grant. Under certain specified conditions the vesting schedule could be altered. During Fiscal 2001, we entered into Option Cancellation Agreements (the Cancellation Agreements) with certain employees and directors (the Optionees) to cancel all outstanding options which were granted through the cancellation date under our 1998 Stock Option Plan (the Plan) due to changes in the fair market value of our common stock. We provided all of the Optionees with an option cancellation notice detailing our offer for the Optionees to cancel and terminate their respective options in exchange for our commitment to grant new options under the Plan (the New Options), such new grant to be made no earlier than six months and a day after the effective date of the cancellation of the options and at an exercise price equal to the fair market value of the common stock as of the effective date of the grant of the New Options. The Cancellation Agreements provided that, in January 2002 (the Grant Date), we granted to each of the Optionees a New Option to purchase the number of shares of common stock subject to the options being terminated and cancelled and that such New Option had an exercise price equal to the fair market value of the common stock as of the Grant Date. The vesting period for the New Options granted to employees was 40% on the Grant Date with an additional 20% vested on each of the first, second and third anniversaries of the Grant Date. The exercise price at the Grant Date was $5.00 per share. Subsequent grants of 131,000 options were made throughout the remainder of Fiscal 2002. Such grants started vesting

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

one year after the date of the grant in four installments of 10%, 15%, 25% and 50% and had an exercise price of $5.00 to $15.13 per share, based on the fair market value at the Grant Date. The weighted-average fair value per share for option grants was $1.82 for Fiscal 2004. All exercisable options were exercised in conjunction with the GGC Moulin Acquisition and all non-exercisable options were cancelled.

Following is a summary of activity in the plan for Fiscal 2004 and for the fifty-nine day period ended March 1, 2005:

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

We granted certain directors options to purchase our Common Stock from time to time. Options granted during Fiscal 2001 begin vesting on the date of grant in three installments of 50%, 25% and 25%, with such options expiring 10 years from the date of grant. All subsequent options granted begin vesting one year after the date of the grant in four installments of 25% each installment, with such options expiring 10 years from the date of grant. The weighted-average fair value per share for option grants was $2.24 for Fiscal 2004. All exercisable options were exercised in conjunction with the GGC Moulin Acquisition and all non-exercisable options were cancelled.

Following is a summary of activity in the plan for Fiscal 2004 and for the fifty-nine day period ended March 1, 2005:

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

The fair value for these options was estimated at the date of the grant using the minimum value method with the following assumptions for Fiscal 2004 and for the fifty-nine days ended March 1, 2005: risk-free interest rate of 3%, no dividend yield and a weighted-average expected life of the options of 4 years.

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

12. Income taxes

The provision (benefit) for income taxes is composed of the following:

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	THLee Predecessor		GGC Moulin Predecessor		Company
	Fiscal Year Ended January 1, 2005	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirtee Day Period Ended August 1, 2006	One Hundred Fifty-one Day Period Ended December 30, 2006
Current federal	$7,365	$(5,011)	$2,012	$5,387	$3,118
Current state	—	1,171	945	1,338	706
Deferred	(2,063)	2,164	2,961	1,658	(322)

	$5,302	$(1,676)	$5,918	$8,383	$3,502

The reconciliation between the federal statutory tax rate and the Company’s effective tax rate is as follows:

	THLee Predecessor		GGC Moulin Predecessor		Company
	Fiscal Year Ended January 1, 2005	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirtee Day Period Ended August 1, 2006	One Hundred Fifty-one Day Period Ended December 30, 2006
Expected tax expense (benefit)	$7,752	$(2,992)	$3,496	$5,223	$2,705
Provision to return adjustment	(172)	—	—	365	15
State taxes, net of federal benefit	1,923	761	614	746	386
Other	(1,789)	555	714	35	91
Change in effective tax rate	(2,412)	—	—	—	—
OD PC losses	—	—	1,094	2,014	305

	$5,302	$(1,676)	$5,918	$8,383	$3,502

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

The components of the net deferred tax assets are as follows:

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	GGC Moulin Predecessor December 31, 2005	Company December 30, 2006
Total deferred tax assets, current	$2,357	$2,758
Total deferred tax liabilities, current	(2,241)	(1,770)

Net deferred tax asset, current	$116	$988

Total deferred tax assets, long-term	$17,764	$14,016
Total deferred tax liabilities, long-term	(1,493)	(951)

Net deferred tax assets, long term	$16,271	$13,065

The sources of the differences between the financial accounting and tax assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

	GGC Moulin Predecessor December 31, 2005	Company December 30, 2006
Deferred tax assets:
Fixed asset depreciation differences	$10,181	$10,802
Net operating loss and credit carryforwards	3,059	—
Allowance for bad debts	1,067	596
Other	130	230
Non-compete agreements	2,205	1,943
Inventory basis differences	585	909
Accrued vacation	961	1,150
Deferred rent	633	285
Accrued Insurance	342	347
Deferred financing costs	33	75
Deferred revenue	925	437

Total deferred tax assets	20,121	16,774
Deferred tax liabilities:
Goodwill	1,212	600
Other	281	351
Prepaid expense	2,241	1,770

Total deferred tax liability	3,734	2,721

Net deferred tax assets	$16,387	$14,053

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

At December 31, 2005 we had net operating loss carryforwards for tax purposes of $8,740.

13. Employee benefits

401(k) Plan

We maintain a defined contribution plan whereby substantially all employees who have been employed for at least six consecutive months are eligible to participate. Contributions are made by the Company as a percentage of employee contributions. In addition, discretionary contributions may be made at the direction of our Board of Directors. Total Company contributions to the plan were approximately $319 and $760 for 2005 and 2006, respectively.

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

Certain of our lease agreements contain provisions for scheduled rent increases or provide for occupancy periods during which no rent payment is required. For financial statement purposes, rent expense is recorded based on the total rentals due over the entire lease term and charged to rent expense on a straight-line basis. The difference between the actual cash rentals paid and rent expenses recorded for financial statement purposes is recorded as a deferred rent obligation. As of December 31, 2005 and December 30, 2006, deferred rent obligations aggregated approximately $1.7 million and $0.7 million, respectively.

Rent expense for all locations, net of sublease income, is presented in the following table. For the purposes of this table, base rent expense includes common area maintenance costs. Common area maintenance costs were approximately 23% of base rent expense for Fiscal 2004, for the fifty-nine day period ended March 1, 2005, for the three hundred five day period ended December 31, 2005, for the two hundred thirteen day period ended August 1, 2006 and for the one hundred fifty-one day period ended December 30, 2006 respectively.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	THLee Predecessor		GGC Moulin Predecessor		Company
	Fiscal Year Ended January 1, 2005	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-one Day Period Ended December 30, 2006
Base rent expense	$42,643	$7,546	$36,087	$27,065	$19,121
Rent as a percent of sales	394	103	408	413	57
Sublease income	(3,197)	(635)	(3,047)	(2,379)	(1,624)

Rent expense, net	$39,840	$7,014	$33,448	$25,099	$17,554

Future minimum lease payments as of December 30, 2006 excluding common area maintenance costs, net of future minimum lease and sublease income under irrevocable operating leases for the next five years and beyond are as follows:

	Operating Rental Payments	Sublease Income	Operating Lease, Net
2007	$34,852	$(3,563)	$31,289
2008	31,919	(489)	31,430
2009	25,854	(305)	25,549
2010	18,863	(204)	18,659
2011	13,609	(73)	13,536
Beyond 2011	32,078	(183)	31,895

Total minimum lease payments/(receipts)	$157,175	$(4,817)	$152,358

15. Commitments and contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

SCHEDULE II

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands unless indicated otherwise)

		Additions
	Balance at Beginning of Period	Charged to Credited from Cost and Expenses	Charged to Credited from Other Accounts	Deductions from Reserve	Balance at Close of Period
Allowance for doubtful accounts of current receivables:
Year ended January 1, 2005	$4,076	$—	$—	$(887)	$3,189
Year ended December 31, 2005	3,189	—	—	(488)	2,701
Period ended August 1, 2006	2,701	—	—	(322)	2,379
Period ended December 30, 2006	2,379	—	—	(283)	2,096

Inventory obsolescence reserves:
Year ended January 1, 2005	596	—	112	—	708
Year ended December 31, 2005	708	—	546	—	1,267
Period ended August 1, 2006	1,267	—	533	—	1,800
Period ended December 30, 2006	1,800	—	333	—	2,133