Form 10-Q
period 2007-03-31
EYE CARE CENTERS OF AMERICA INC
filed 2007-05-14
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at May 11, 2007
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

		Page Number
Part I - Financial Information

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets at December 30, 2006 (Unaudited) and March 31, 2007 (Unaudited)	2

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended April 1, 2006 (Unaudited), and for the Thirteen Weeks Ended March 31, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended April 1, 2006 (Unaudited), and for the Thirteen Weeks Ended March 31, 2007 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II - Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 30, 2006	March 31, 2007
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,860	$9,666
Accounts and notes receivable, net	9,341	9,884
Inventory, net	32,206	32,330
Deferred income taxes, net	988	988
Prepaid expenses and other	9,322	7,907

Total current assets	65,717	60,775
PROPERTY & EQUIPMENT, net	57,724	58,952
GOODWILL	523,301	523,377
OTHER ASSETS	8,392	8,194
DEFERRED INCOME TAXES, net	13,065	12,990

Total assets	$668,199	$664,288

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,669	$20,619
Current maturities of long-term debt	10,939	2,117
Deferred revenue	2,285	3,608
Accrued taxes	8,231	16,572
Accrued payroll expense	8,955	7,758
Accrued interest	7,157	2,507
Other accrued expenses	8,153	7,489

Total current liabilities	68,389	60,670
LONG TERM DEBT, less current maturities	277,707	267,469
DEFERRED RENT	725	1,408

Total liabilities	346,821	329,547

SHAREHOLDER’S EQUITY:
Common stock	—	—
Additional paid-in capital	317,152	317,152
Retained earnings	4,226	17,589

Total shareholders’ equity	321,378	334,741

	$668,199	$664,288

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

The purchase method of accounting was used to record assets and liabilities assumed by the Company in the Highmark Acquisition. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the GGC Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Note 2.

	GGC Moulin Predecessor	Company
	Thirteen Weeks Ended
	April 1, 2006	March 31, 2007
	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$120,622	$131,621
Management fee	975	864

Total net revenues	121,597	132,485
OPERATING COSTS AND EXPENSES:
Cost of goods sold	39,815	41,259
Selling, general and administrative expenses	57,609	62,211

Total operating costs and expenses	97,424	103,470

INCOME FROM OPERATIONS	24,173	29,015
INTEREST EXPENSE, NET	8,051	6,726

INCOME BEFORE INCOME TAXES	16,122	22,289
INCOME TAX EXPENSE	6,268	8,926

NET INCOME	$9,854	$13,363

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

The purchase method of accounting was used to record assets and liabilities assumed by the Company in the Highmark Acquisition. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the GGC Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities. See Note 2.

	GGC Moulin Predecessor	Company
	Thirteen Weeks Ended
	April 1, 2006	March 31, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,854	$13,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,130	4,413
Amortization of debt issue costs	631	58
Deferred liabilities and other	4,072	2,006
Increase in operating assets and liabilities	2,128	498

Net cash provided by operating activities	20,815	20,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(4,221)	(5,437)

Net cash used in investing activities	(4,221)	(5,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(923)	(19,095)
Dividend to parent	(20)	—

Net cash provided by (used in) in financing activities	(943)	(19,095)

NET INCREASE (DECREASE) IN CASH	15,651	(4,194)
CASH AND CASH EQUIVALENTS, beginning of period	17,782	13,860

CASH AND CASH EQUIVALENTS, end of period	$33,433	$9,666

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Condensed Consolidated Financial Statements of Eye Care Centers of America, Inc. which is referred to as the “Company”, “we”, “our” and “us” include all of our accounts, our wholly owned subsidiaries’ accounts and certain private optometrists’ accounts for whom we perform management services (the “ODs”). All significant intercompany accounts and transactions have been eliminated in consolidation. The fiscal year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The acquisition of the Company (See footnote 2) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No.141, Business Combinations. The purchase price has been “pushed-down” and allocated to the assets and liabilities of the Company. Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting. The Company’s Consolidated Statements of Operations and Cash Flows for the thirteen weeks ending April 1, 2006 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

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

Operating results for the thirteen weeks ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2007 (“fiscal 2007”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 30, 2006 (“fiscal 2006”).

2. 2006 Merger Agreement

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition on August 1, 2006 (dollars in thousands):

Current Assets	$91,509
Property and equipment	56,488
Goodwill	523,377
Trademark asset	7,658
Other assets	1,222
Deferred taxes	13,197

Total assets acquired	693,451

Current liabilities	63,804
Long-term debt	312,495

Total liabilities assumed	376,299

Net assets acquired	317,152

The Company continues to obtain information to refine the fair value of the assets acquired and the liabilities assumed. We obtained third-party valuations of our trademarks and our property and equipment. We utilized our experience in the retail real estate industry to review our leases for appropriate valuation. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived assets or goodwill will be recorded. The Company expects that a final allocation of the purchase price will be completed in the third quarter of fiscal 2007.

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

Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $2.1 million and $2.1 million at December 30, 2006 and March 31, 2007, respectively.

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $2.1 million and $2.2 million at December 30, 2006 and March 31, 2007, respectively.

Goodwill represents approximately 79% of our assets and consists of the amount by which the purchase price exceeds the market value of acquired net assets. Goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us.

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

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $1.0 million, which is included in other accrued expenses, as of March 31, 2007 is adequate to cover future benefit payments for claims that occurred prior to March 31, 2007.

4. Related Party Transactions

GGC Moulin.    In connection with the GGC Moulin Acquisition, we became a party to an advisory agreement with ECCA Holdings and an entity affiliated with Golden Gate, and a separate advisory agreement with ECCA Holdings and Moulin. Pursuant to each advisory agreement, Golden Gate, on the one hand, and Moulin, on the other hand, were to be compensated for the financial, investment banking, management advisory and other services performed for future financial, investment banking, management advisory and other services they performed on our behalf. Each advisory agreement was terminated in conjunction with the Highmark Acquisition.

We prepaid $3.0 million to Golden Gate and $1.5 million to Moulin on the date of the GGC Moulin Acquisition as compensation for advisory services to be rendered through the three-year period and 18-month period, respectively, immediately following the date of the GGC Moulin Acquisition. During the thirteen weeks ended April 1, 2006, we expensed approximately $0.5 million related to the advisory arrangements and the remaining balance of $1.6 million was written off at the time of the Highmark Acquisition.

Highmark.    In connection with the Highmark Acquisition, we are wholly-owned by HVHC. HVHC also owns Davis Vision, Inc. (“Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (“Viva”), an international designer and distributor of eyewear and sunwear. Prior to the Highmark Acquisition, we were doing business with both Davis and Viva and these relationships have continued. During the thirteen weeks ended March 31, 2007, we recorded revenue of $4.2 million related to managed care reimbursements due from Davis and have a $0.4 million receivable related to these revenues at March 31, 2007. During the thirteen weeks ended March 31, 2007, we recorded cost of goods sold of $0.9 million related to products purchased from Viva that were sold to our customers and purchased subsequent to the Highmark Acquisition and purchased $2.3 million through March 31, 2007.

5. Income Taxes

We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense increased to $8.9 million for the thirteen weeks ended March 31, 2007 from $6.3 million for the thirteen weeks ended April 1, 2006. This increase is due to the increase in income before taxes in fiscal 2007.

6. Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	GGC Moulin Predecessor	Company
	Thirteen Weeks Ended
	April 1, 2006	March 31, 2007
	(Unaudited)	(Unaudited)
Cash paid for interest	$12,481	$11,600
Cash paid for taxes	$254	$203

7. Accounting Standards and Disclosures

From time to time, the Financial Accounting Standards Board (“FASB”), the SEC and other regulatory bodies seek to change accounting rules, including rules applicable to the Company’s business and financial statements. The Company cannot assure you that future changes in accounting rules would not require it to make retrospective application to its financial statements.

In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Adoption of FIN 48, effective December 31, 2006, had no effect on the Company’s financial position, results of operations and cash flows.

Upon the adoption of FIN 48, the Company had a $2.0 million unrecognized tax benefit which, if recognized, would favorably impact the Company’s effective tax rate. The unrecognized tax benefit is classified as Accrued Taxes in the condensed consolidated balance sheet. There was no adjustment for uncertain tax positions recognized in the first quarter of fiscal 2007 and the Company does not expect to record any material changes within the next twelve months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

An IRS audit of the fifty-nine day period ended March 1, 2005 was completed in fiscal 2006 with no material impact on income taxes. With the exception of this audit, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates.

8. Condensed Consolidating Information (Unaudited) (dollars in thousands)

The Notes (as defined later in this document) were issued by us and are guaranteed by all of our subsidiaries (the “Guarantor Subsidiaries”) but are not guaranteed by the ODs. The subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the thirteen weeks ended March 31, 2007. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of March 31, 2007, the guarantor subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc. Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Dr. Mark Lynn & Associates, PLLC, Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., Eye Care Holdings, Inc.

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

Condensed Consolidating Balance Sheets

For the Year Ended December 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$279	$12,994	$587	$—	$13,860
Accounts and notes receivable	132,638	49,376	2,345	(175,018)	9,341
Inventory	—	30,318	1,888	—	32,206
Deferred income taxes, net	988	—	—	—	988
Prepaid expenses and other	—	9,274	48	—	9,322

Total current assets	133,905	101,962	4,868	(175,018)	65,717
Property and equipment	—	57,658	66	—	57,724
Intangibles	416,019	107,195	87	—	523,301
Other assets	8,101	292	(1)	—	8,392
Deferred income taxes, net	13,065	—	—	—	13,065
Investment in subsidiaries	51,803	—	—	(51,803)	—

Total Assets	$622,893	$267,107	$5,020	$(226,821)	$668,199

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$192,896	$4,782	$(175,018)	$22,669
Current portion of long-term debt	10,510	429	—	—	10,939
Deferred revenue	—	1,574	711	—	2,285
Accrued payroll expense	—	8,071	884	—	8,955
Accrued taxes	7,061	926	244	—	8,231
Accrued interest	7,157	—	—	—	7,157
Other accrued expenses	63	7,764	326	—	8,153

Total current liabilities	24,800	211,660	6,947	(175,018)	68,389
Long-term debt, less current maturities	276,715	992	—	—	277,707
Deferred rent	—	714	11	—	725

Total liabilities	301,515	213,366	6,958	(175,018)	346,821

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Accumulated equity (deficit)	4,226	53,741	(1,938)	(51,803)	4,226

Total shareholders’ equity (deficit)	321,378	53,741	(1,938)	(51,803)	321,378

	$622,893	$267,107	$5,020	$(226,821)	$668,199

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended April 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$94,840	$25,782	$—	$120,622
Management fees	—	8,138	—	(7,163)	975
Equity earnings in subsidiaries	25,117	—	—	(25,117)	—

Total net revenues	25,117	102,978	25,782	(32,280)	121,597
Operating costs and expenses:
Cost of goods sold	—	30,187	9,628	—	39,815
Selling, general and administrative expenses	749	49,702	14,321	(7,163)	57,609

Total operating costs and expenses	749	79,889	23,949	(7,163)	97,424

Income from operations	24,368	23,089	1,833	(25,117)	24,173
Interest expense, net	8,246	(195)	—	—	8,051
Income tax expense	6,268	(839)	839	—	6,268

Net income	$9,854	$24,123	$994	$(25,117)	$9,854

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended April 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$9,854	$24,123	$994	$(25,117)	$9,854
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	4,130	—	—	4,130
Amortization of debt issue costs	632	(1)	—	—	631
Deferred liabilities and other	3,422	582	68	—	4,072
Equity earnings in subsidiaries	(25,117)	—	—	25,117	—
Increase/(decrease) in operating assets and liabilities	12,018	(8,461)	(1,429)	—	2,128

Net cash provided by (used in) operating activities	809	20,373	(367)	—	20,815

Cash flows from investing activities:
Acquisition of property and equipment	—	(4,221)	—	—	(4,221)

Net cash used in investing activities	—	(4,221)	—	—	(4,221)

Cash flows from financing activities:
Payments on debt and capital leases	(825)	(98)	—	—	(923)
Dividend to parent	(20)	—	—	—	(20)

Net cash used in financing activities	(845)	(98)	—	—	(943)

Net increase in cash and cash equivalents	(36)	16,054	(367)	—	15,651
Cash and cash equivalents at beginning of period	73	17,012	697	—	17,782

Cash and cash equivalents at end of period	$37	$33,066	$330	$—	$33,433

Condensed Consolidating Balance Sheet

March 31, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$107	$9,288	$271	$—	$9,666
Accounts and notes receivable	101,314	52,025	2,428	(145,883)	9,884
Inventory	—	30,842	1,488	—	32,330
Deferred income taxes	988	—	—	—	988
Prepaid expenses and other	560	7,300	47	—	7,907

Total current assets	102,969	99,455	4,234	(145,883)	60,775

Property and equipment	—	58,886	66	—	58,952
Intangibles	416,095	107,195	87	—	523,377
Other assets	7,873	321	—	—	8,194
Deferred income taxes	12,990	—	—	—	12,990
Investment in subsidiaries	81,507	—	—	(81,507)	—

Total assets	$621,434	$265,857	$4,387	$(227,390)	$664,288

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11	$158,181	$8,310	$(145,883)	$20,619
Current portion of long-term debt	1,650	467	—	—	2,117
Deferred revenue	—	2,466	1,142	—	3,608
Accrued taxes	15,987	(1,024)	1,609	—	16,572
Accrued payroll expense	—	6,917	841	—	7,758
Accrued interest	2,507	—	—	—	2,507
Other accrued expenses	(72)	7,593	(32)	—	7,489

Total current liabilities	20,083	174,600	11,870	(145,883)	60,670
Long-term debt, less current maturities	266,610	859	—	—	267,469
Deferred rent	—	1,392	16	—	1,408

Total liabilities	286,693	176,851	11,886	(145,883)	329,547
Shareholders’ equity
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Accumulated equity	17,589	89,006	(7,499)	(81,507)	17,589

Total shareholders’ equity	334,741	89,006	(7,499)	(81,507)	334,741

	$621,434	$265,857	$4,387	$(227,390)	$664,288

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 31, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$103,088	$28,533	$—	$131,621
Management fees	—	15,957	—	(15,093)	864
Equity earnings in subsidiaries	29,704	—	—	(29,704)	—

Total net revenues	29,704	119,045	28,533	(44,797)	132,485
Operating costs and expenses:
Cost of goods sold	—	30,936	10,323	—	41,259
Selling, general and administrative expenses	514	53,953	22,837	(15,093)	62,211

Total operating costs and expenses	514	84,889	33,160	(15,093)	103,470

Income from operations	29,190	34,156	(4,627)	(29,704)	29,015
Interest expense, net	6,901	(175)	—	—	6,726
Income tax expense	8,926	(934)	934	—	8,926

Net income	$13,363	$35,265	$(5,561)	$(29,704)	$13,363

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended March 31, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$13,363	$35,265	$(5,561)	$(29,704)	$13,363
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	204	4,209	—	—	4,413
Amortization of debt issue costs	58	—	—	—	58
Deferred liabilities and other	—	1,570	436	—	2,006
Equity earnings in subsidiaries	(29,704)	—	—	29,704	—
Increase/(decrease) in operating assets and liabilities	34,908	(39,219)	4,809	—	498

Net cash provided by (used in) operating activities	18,829	1,825	(316)	—	20,338

Cash flows from investing activities:
Acquisition of property and equipment	—	(5,437)	—	—	(5,437)

Net cash used in investing activities	—	(5,437)	—	—	(5,437)

Cash flows from financing activities:
Payments on debt and capital leases	(19,001)	(94)	—	—	(19,095)

Net cash used in financing activities	(19,001)	(94)	—	—	(19,095)

Net decrease in cash and cash equivalents	(172)	(3,706)	(316)	—	(4,194)
Cash and cash equivalents at beginning of period	279	12,994	587	—	13,860

Cash and cash equivalents at end of period	$107	$9,288	$271	$—	$9,666

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 390 stores in 36 states, including 324 directly-owned stores and 66 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 323 directly-owned stores, as well as the results of 53 of the 66 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 377 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 377 consolidated stores, as well as the professional fees of the optometrists at 187 of the stores. These 187 stores include 90 stores where the optometrist is our employee or an independent contractor, the 53 stores operated by an OD PC that are consolidated in our results and the 44 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

Our operating costs and expenses are comprised of costs of goods sold and selling, general and administrative expenses. Cost of goods sold primarily includes the cost of eyeglass frames, ophthalmic lenses, contact lenses, lab manufacturing costs and buying, warehousing, distribution, shipping and delivery costs and doctor payroll. Selling, general and administrative expenses primarily include retail payroll, occupancy, overhead, advertising and depreciation. Occupancy, overhead and depreciation are less variable relative to sales levels than other components of selling, general and administrative expenses.

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expense related to opening new stores adversely affects our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we believe the opportunity exists to open approximately 25 new stores in fiscal 2007 in existing and new markets. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

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

	GGC Moulin Predecessor	Company
	Thirteen Weeks Ended
	April 1, 2006	March 30, 2007
Statement of Income Data:
NET REVENUES:
Optical sales	99.2%	99.3%
Management fee	0.8	0.7

Total net revenues	100.0%	100.0
OPERATING COSTS AND EXPENSES:
Cost of goods sold	33.0 *	31.3	*
Selling, general and administrative expenses	47.8 *	47.3	*
Total operating costs and expenses	80.1	78.1

INCOME FROM OPERATIONS	19.9	21.9
INTEREST EXPENSE, NET	6.6	5.1
INCOME TAX EXPENSE	5.2	6.7

NET INCOME	8.1%	10.1%

*	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

The Combined Thirteen Weeks Ended March 31, 2007 Compared to the Thirteen Weeks Ended April 1, 2006.

Net Revenues.    Net revenues increased to $132.5 million for the thirteen weeks ended March 31, 2007 from $121.6 million for the thirteen weeks ended April 1, 2006. The increase in revenues compared to the first quarter of fiscal 2006 was primarily driven by a 6.7% increase in comparable store sales and new store openings. Net revenues attributable to new stores in the first quarter of fiscal 2007 were $0.1 million. Comparable transactions increased by 6.1% and average ticket increased by 0.6% compared to the first quarter of fiscal 2006. The increase in transactions was driven by the continued increase in the sale of premium lenses, strong acceptance of our value offering and $3.3 million from our participation in a new managed vision care contract through our sister company, Davis Vision, Inc. The new Federal Employees Dental and Vision Insurance Program (FEDVIP) commenced on December 31, 2006 which provides supplemental dental and vision benefits to federal employees, retirees and their dependents. Davis Vision was selected as one of the three firms to offer vision benefits under this program. Total managed vision care sales increased by 1.3% compared to the first quarter of fiscal 2006. In addition, we opened two new stores in the first quarter of fiscal 2007.

Gross Profit.    Gross profit increased to $90.4 million for the thirteen weeks ended March 31, 2007 from $80.8 million for the thirteen weeks ended April 1, 2006. Gross profit as a percentage of optical sales increased to 68.7% for the thirteen weeks ended March 31, 2007 from 67.0% for the thirteen weeks ended April 1, 2006. This increase was largely the result of an increase in the sales mix of higher margin premium lenses and by the increase in the sales mix of high margin private label and value frames.

Selling General & Administrative Expenses (SG&A).    SG&A increased to $62.0 million for the thirteen weeks ended March 31, 2007 from $57.6 million for the thirteen weeks ended April 1, 2006. SG&A, as a percentage of optical sales, decreased to 47.1% for the thirteen weeks ended March 31, 2007 from 47.8% for the thirteen weeks ended April 1, 2006. This percentage decrease was largely due to an increase in optical sales while amounts spent on certain components such as advertising and occupancy remained relatively stable compared to the first quarter of fiscal 2006. The leveraging of advertising and occupancy expenses was offset by approximately $0.6 million of expenses in the first quarter of 2007 related to personnel training and occupancy for the development of our entry into the Chicago market.

Net Interest Expense.    Net interest expense decreased to $6.7 million for the thirteen weeks ended March 31, 2007 from $8.1 million for the thirteen weeks ended April 1, 2006. This decrease was primarily due to lower outstanding debt balances as compared to the first quarter of fiscal 2006.

Income Tax Expense.    Income tax expense increased from $6.3 million for the thirteen weeks ended April 1, 2006 to $8.9 million for the thirteen weeks ended March 31, 2007 primarily due to the $6.2 million increase in income before taxes.

Net Income.    Net income increased to $13.4 million for the thirteen weeks ended March 31, 2007 compared from $9.9 million for the thirteen weeks ended April 1, 2006.

Liquidity and Capital Resources

Our capital requirements are driven principally by our obligations to service debt and to fund the following costs:

Construction of new stores

Repositioning of existing stores

Purchasing inventory and equipment

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

Cash flows from operating activities provided net cash of $20.3 million for the thirteen weeks ended March 31, 2007 and $20.8 million for the thirteen weeks ended April 1, 2006. Our other sources of working capital are cash on hand and funding from our revolving credit facility. As of March 31, 2007, we had $9.7 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our New Credit Facility, excluding $2.6 million letters of credit outstanding.

Payments on debt and issuance of debt and equity transactions related to the acquisition and merger have been our principal financing activities. Cash flows used in financing activities were $19.1 million for the thirteen weeks ended March 31, 2007 and were solely related to the payment of debt. Cash flows used in financing activities were $0.9 million for the thirteen weeks ended April 1, 2006.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $0.1 million as of March 31, 2007. Our working capital was a deficit of $2.7 million as of December 30, 2006.

Capital expenditures were $5.4 million for the thirteen weeks ended March 31, 2007 compared to $4.2 million for the thirteen weeks ended April 1, 2006. Capital expenditures for all of 2007 are projected to be approximately $20.4 million. Of the planned 2007 capital expenditures, approximately $11.9 million is related to commitments for new stores and approximately $8.5 million is expected to be for improvement of existing facilities and systems.

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

Long-Term Debt

Credit Facility

In March 2005, the Company entered into a credit agreement which provided for $165.0 million in term loans (the Term Loan Facility) and $25.0 million in revolving credit facilities (the Revolver and together with the Term Loan Facility, the Credit Facility). The borrowings of the Credit Facility together with the net proceeds from the offering of the Initial Notes (defined herein) and the equity investment of Moulin and Golden Gate were used to pay a cash portion of the purchase price of the GGC Moulin Acquisition, to repay debt outstanding under an existing credit facility, to retire the Retired Notes, pay the related tender premium and accrued interest and to pay the related transaction fees and expenses. Thereafter, the Credit Facility is available to finance working capital requirements and general corporate purposes.

On December 21, 2006, we obtained an amendment and consent to the credit agreement. The amendment primarily reduced the interest rate on the credit agreement as well as changed several covenants. A prepayment of $25.0 million in principal was made in conjunction with the lenders’ approval on December 21, 2006 and a prepayment of $9.0 million in principal was made in conjunction with the filing of the Fiscal 2006 10-K.

Amortization payments.    Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The term loan facility began amortizing in the third quarter of fiscal 2005 and continues through the date of maturity in fiscal 2012 according to the following schedule:

Year	Amount (in millions)
2007	1.65
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	109.86

$118.11

Interest.    Our borrowings under the Credit Facility bear interest at a floating rate, which can either be, at our option, a base rate or a Eurodollar rate, in each case plus an applicable margin. The base rate is defined as the higher of (i) the JPMorgan Chase Bank prime rate or (ii) the federal funds effective rate, plus one half percent (0.5%) per annum. The Eurodollar rate is defined as the rate for Eurodollar deposits for a period of one, two, three, six, nine or twelve months (as selected by us). The applicable margins are:

Facility	Base Rate Margin	Eurodollar Margin
Term Loan Facility	1.50%	2.50%
Revolver	1.75%	2.75%

The applicable margin for borrowings under our Revolver will be determined pursuant to a pricing grid based on the attainment of certain leverage ratios. The applicable margins for borrowings under the Term Loan Facility are not subject to adjustment.

In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a commitment fee to the lenders under the Revolver in respect of the unutilized commitments thereunder. We will also pay customary letter of credit fees.

Security and guarantees.    The Credit Facility is secured by a valid first-priority perfected lien or pledge on (i) 100% of the capital stock of each of our present and future direct and indirect domestic subsidiaries, (ii) 65% of the capital stock of each of our future first-tier foreign subsidiaries, (iii) 100% of the capital stock of Eye Care Centers of America, Inc. and (iv) substantially all our present and future property and assets and those of each guarantor, subject to certain exceptions. Our obligations under the Credit Facility are guaranteed by each of our existing and future direct and indirect domestic subsidiaries and ECCA Holdings.

Covenants.    The Credit Facility documentation contains customary affirmative and negative covenants and financial covenants. During the term of the Credit Facility, the negative covenants restrict our ability to do certain things, including but not limited to:

incur additional indebtedness, including guarantees;

create, incur, assume or permit to exist liens on property and assets;

make loans and investments and enter into acquisitions and joint ventures;

engage in sales, transfers and other dispositions of our property or assets;

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

The following financial covenants are included:

maximum consolidated leverage ratio;

maximum capital expenditures; and

minimum rent-adjusted interest coverage ratio.

As of March 31, 2007 we were in compliance with all of our financial covenants.

Mandatory prepayment.    Our mandatory prepayment for Fiscal 2006 was waived by the December 2006 amendment which required a $25 million prepayment at the time of the amendment, as well as a $9.0 million prepayment in March 2007. We also made a voluntary prepayment of $10.0 million in March 2007. Beginning with Fiscal 2007, we are required to make a mandatory annual prepayment of the Term Loan Facility in an amount equal to 75% of excess cash flows as defined in the Credit Facility, which percentage we expect to be reduced upon our achieving certain consolidated leverage ratios. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

100% of the net cash proceeds of any property or asset sale or casualty, subject to certain exceptions and reinvestment rights;

100% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and

50% of the net cash proceeds from the issuance of additional equity interests, subject to certain exceptions.

Mandatory prepayments will be applied to the Term Loan Facility, first to the scheduled installments of the term loan occurring within the next 12 months in direct order of maturity, and second, ratably to the remaining installments of the term loan. We may voluntarily repay outstanding loans under the Credit Facility at any time without premium or penalty, other than customary “breakage” costs (as defined in the Term Loan Agreement) with respect to Eurodollar loans.

In connection with the borrowings made under the Credit Facility, we incurred approximately $8.2 million in debt issuance costs. In conjunction with the Highmark Acquisition, the unamortized amount of debt issuance costs was included in goodwill and thus is no longer being amortized.

In connection with our December 2006 amendment, we incurred approximately $0.5 million in debt issuance costs. These amounts are classified within other assets in the accompanying balance sheets and are being amortized over the remaining life of the Credit Facility. The unamortized amount of debt issuance costs as of March 31, 2007 related to the Credit Facility amendment was $0.4 million.

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

The Notes:

are general unsecured, senior subordinated obligations of the Company;

are limited to an aggregate principal amount of $152.0 million, subject to our ability to issue additional notes;

mature on February 15, 2015;

are represented by one or more registered notes in global form, but in certain circumstances may be represented by notes in definitive form;

are subordinated in right of payment to all existing and future Senior Indebtedness of the Company, including the Credit Facility;

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

may default in the event there is a failure to make an interest or principal payment under the Credit Facility.

Interest.    Interest on the Notes compounds semi-annually and:

accrues at the rate of 10.75% per annum;

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

Covenants.    The Notes contain customary affirmative and negative covenants including but not limited to:

payment of securities

limitation on indebtedness;

limitation on restricted payments;

limitation on liens;

initial and future subsidiary guarantors;

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

Contractual Obligations.    We are committed to make cash payments in the future on the following types of agreements:

Long term debt; and

Operating leases for stores and office facilities.

The following table reflects a summary of our contractual obligations as of March 31, 2007:

	Payments due by period
	Total	Less than 1 yr	1 to 3 yrs	4 to 5 yrs	More than 5 yrs
Long Term Debt (1)	$268,282	$1,650	$3,300	$3,300	$260,032
Capital Lease Obligations	1,304	470	821	13	—
Operating Leases (2)	173,633	36,546	59,035	38,039	40,013
Interest on Long-Term Debt Obligations (3)	174,235	25,706	51,017	50,489	47,023

Total Future Principal Payments on Contractual Obligations	$617,454	$64,372	$114,173	$91,841	$347,068

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $118.1 million of floating rate debt under our senior credit facility. See “Credit Facility-Interest.” Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See “Credit Facility-Mandatory prepayment.”
(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.
(3)	Represents interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 8.0% annual interest on $118.1 million of floating rate debt under our new senior credit facility. The assumed 8.0% interest on the senior credit facility represents rates at March 31, 2007. The senior credit facility has quarterly principal payments of $412,000 and a final payment of $109,862,500 due March 1, 2012.

Off-balance sheet arrangements.    As of March 31, 2007 our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our credit facility primarily to insurance companies.

Future Capital Resources.    Based upon current operations, anticipated cost savings and future growth, we believe that our cash flow from operations, together with borrowings currently available under the Revolver, are adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve (12) months. Our ability to satisfy our financial covenants under the Credit Facility to meet our debt service obligations and to reduce our debt will depend on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. In the event we do not satisfy our financial covenants set forth in the Credit Facility, we may attempt to renegotiate the terms of the Credit Facility with our lenders for further amendments to, or waivers of, the financial covenants of the Credit Facility. We believe that our ability to repay the Credit Facility at maturity will likely require additional financing. We cannot assume that additional financing will be available to us. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

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

our competitive environment;

the cost and effect of legal, tax or regulatory proceedings;

changes in general economic conditions;

changes to our regulatory environment;

our ability to maintain our relationships with optometrists;

franchise claims by optometrists;

our ability to build and maintain managed vision care plans;

reduction of third-party reimbursement;

technological advances in vision care;

conflicts of interest between our controlling shareholders and noteholders;

failure to realize anticipated cost savings;

exposure to liability claims if we are unable to obtain adequate insurance;

changes in general industry and market conditions and growth rates;

loss of key management personnel;

changes in accounting policies applicable to our business;

the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or future restructuring activities;

our substantial indebtedness;

restrictions imposed on our business by the terms of our indebtedness;

our ability to fund our capital requirements;

long-term impact of laser surgery on the optical industry;

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

Additional information regarding these factors and others that could cause our actual results to differ materially from our expectations is included in our annual report on Form 10-K for the year ended December 30, 2006. The information appearing under “Risk Factors” on Form 10-K is incorporated by reference into and made a part of this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the first quarter of fiscal 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 30, 2006.

Our primary market risk exposure is interest rate risk. As of March 31, 2007, approximately $118.1 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $118.1 million in long-term borrowings, our annual interest expense would change by approximately $1.2 million.

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

There has been no change in our internal controls over financial reporting that occurred during the thirteen weeks ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the first quarter of fiscal 2007. For further discussion, refer to our annual report on Form 10-K for the year ended December 30, 2006.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” starting on page 22 of our Annual Report on Form 10-K for the year ended December 30, 2006, filed with the Securities and Exchange Commission on March 26, 2007.

Exhibits

(a)	The following documents are filed as part of this report.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company did not file a report on Form 8-K during the thirteen weeks ended March 31, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE CARE CENTERS OF AMERICA, INC.

Date: May 14, 2007

by: /s/ Douglas C. Shepard

Douglas C. Shepard
Executive Vice President and Chief Financial Officer