Form 10-Q
period 2007-06-30
EYE CARE CENTERS OF AMERICA INC
filed 2007-08-14
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at August 10, 2007
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

		Page Number
Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at December 30, 2006 (Unaudited) and June 30, 2007 (Unaudited)	2

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended July 1, 2006 (Unaudited), for the Thirteen Weeks Ended June 30, 2007 (Unaudited), for the Twenty-Six Weeks Ended July 1, 2006 (Unaudited) and for the Twenty-Six Weeks Ended June 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 1, 2006 (Unaudited), and for the Twenty-Six Weeks Ended June 30, 2007 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-28

Item 4.	Controls and Procedures	28

Part II - Other Information

Item 1. Legal Proceedings		29

Item 1A. Risk Factors		29

Item 6. Exhibits		30

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 30, 2006	June 30, 2007
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,860	$4,775
Accounts and notes receivable, net	9,341	9,662
Inventory, net	32,206	33,626
Deferred income taxes, net	988	988
Prepaid expenses and other	9,322	9,929

Total current assets	65,717	58,980

PROPERTY & EQUIPMENT, net	57,724	63,389
GOODWILL	523,301	523,377
OTHER ASSETS	8,392	8,073
DEFERRED INCOME TAXES, net	13,065	12,990

Total assets	$668,199	$666,809

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,669	$22,740
Current maturities of long-term debt	10,939	2,159
Deferred revenue	2,285	3,923
Accrued taxes	8,231	15,618
Accrued payroll expense	8,955	8,279
Accrued interest	7,157	6,673
Other accrued expenses	8,153	8,802

Total current liabilities	68,389	68,194
LONG TERM DEBT, less current maturities	277,707	256,991
DEFERRED RENT	725	2,649

Total liabilities	346,821	327,834

SHAREHOLDER’S EQUITY:
Common stock	—	—
Additional paid-in capital	317,152	317,152
Retained earnings	4,226	21,823

Total shareholders’ equity	321,378	338,975

	$668,199	$666,809

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

	GGC Moulin Predecessor	Company	GGC Moulin Predecessor	Company
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2006	June 30, 2007	July 1, 2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$104,509	$113,663	$225,131	$245,284
Management fee	541	682	1,516	1,546

Total net revenues	105,050	114,345	226,647	246,830

OPERATING COSTS AND EXPENSES:
Cost of goods sold	35,609	39,128	75,424	80,387
Selling, general and administrative expenses	56,523	61,549	114,132	123,761

Total operating costs and expenses	92,132	100,677	189,556	204,148

INCOME FROM OPERATIONS	12,918	13,668	37,091	42,682

INTEREST EXPENSE, NET	7,358	6,610	15,409	13,336

INCOME BEFORE INCOME TAXES	5,560	7,058	21,682	29,346

INCOME TAX EXPENSE	2,255	2,823	8,523	11,749

NET INCOME	$3,305	$4,235	$13,159	$17,597

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

	GGC Moulin Predecessor	Company
	Twenty-Six Weeks Ended
	July 1, 2006	June 30, 2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,159	$17,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,819	8,889
Amortization of debt issue costs	1,260	190
Deferred liabilities and other	4,438	3,562
Increase in operating assets and liabilities	5,423	4,562

Net cash provided by operating activities	32,099	34,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(8,195)	(14,275)

Net cash used in investing activities	(8,195)	(14,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(1,441)	(29,610)
Dividend to parent	(20)	—

Net cash used in in financing activities	(1,461)	(29,610)

NET INCREASE (DECREASE) IN CASH	22,443	(9,085)
CASH AND CASH EQUIVALENTS, beginning of period	17,782	13,860

CASH AND CASH EQUIVALENTS, end of period	$40,225	$4,775

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Condensed Consolidated Financial Statements of Eye Care Centers of America, Inc. which is referred to as the “Company”, “we”, “our” and “us” include all of our accounts, our wholly owned subsidiaries’ accounts and certain private optometrists’ accounts for whom we perform management services (the “ODs”). All significant intercompany accounts and transactions have been eliminated in consolidation. The fiscal year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain reclassifications have been made to the prior period statements to conform to the current period presentation. Such reclassifications did not materially affect the Company’s financial conditions, net income or cash flows.

The acquisition of the Company (See footnote 2) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No.141, Business Combinations. The purchase price has been “pushed-down” and allocated to the assets and liabilities of the Company. Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting. The Company’s Consolidated Statements of Operations and Cash Flows for the thirteen weeks ending July 1, 2006 and the twenty-six weeks ending July 1, 2006 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

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

Operating results for the thirteen and twenty-six week periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2007 (“fiscal 2007”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 30, 2006 (“fiscal 2006”).

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

•

Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $2.1 million and $1.8 million at December 30, 2006 and June 30, 2007, respectively.

•

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $2.1 million and $2.2 million at December 30, 2006 and June 30, 2007, respectively.

•

Goodwill represents approximately 78% of our assets and consists of the amount by which the purchase price exceeds the market value of acquired net assets. Goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us.

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

•

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $1.0 million, which is included in other accrued expenses, as of June 30, 2007 is adequate to cover future benefit payments for claims that occurred prior to June 30, 2007.

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

We prepaid $3.0 million to Golden Gate and $1.5 million to Moulin on the date of the GGC Moulin Acquisition as compensation for advisory services to be rendered through the three-year period and 18-month period, respectively, immediately following the date of the GGC Moulin Acquisition. During the twenty-six weeks ended July 1, 2006, we expensed approximately $1.0 million related to the advisory arrangements and the remaining balance of $1.6 million was written off at the time of the Highmark Acquisition.

Highmark. In connection with the Highmark Acquisition, we are wholly-owned by HVHC. HVHC also owns Davis Vision, Inc. (“Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (“Viva”), an international designer and distributor of eyewear and sunwear. Prior to the Highmark Acquisition, we were doing business with both Davis and Viva and these relationships have continued. During the twenty-six weeks ended June 30, 2007, we recorded revenue of $7.3 million related to managed care reimbursements due from Davis and have a $0.3 million receivable related to these revenues at June 30, 2007. During the twenty-six weeks ended June 30, 2007, we recorded cost of goods sold of $2.4 million related to products purchased from Viva that were sold to our customers and purchased subsequent to the Highmark Acquisition and purchased $4.9 million through June 30, 2007. Through the first twenty-six weeks ended June 30, 2007, we paid Highmark and its affiliates $0.8 million for management fees and other expenses.

5. Income Taxes

We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense increased to $11.7 million for the twenty-six weeks ended June 30, 2007 from $8.5 million for the twenty-six weeks ended July 1, 2006. This increase is due to the increase in income before taxes in fiscal 2007.

6. Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	GGC Moulin Predecessor	Company
	Twenty-Six Weeks Ended
	July 1, 2006	June 30, 2007
	(Unaudited)	(Unaudited)
Cash paid for interest	$15,904	$14,123
Cash paid for taxes	$480	$4,490

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

Upon the adoption of FIN 48, the Company had a $2.0 million unrecognized tax benefit which, if recognized, would favorably impact the Company’s effective tax rate. The unrecognized tax benefit is classified as Accrued Taxes in the condensed consolidated balance sheet. There was no adjustment for uncertain tax positions recognized in the second quarter of fiscal 2007 and the Company does not expect to record any material changes within the next twelve months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

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

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the twenty-six weeks ended June 30, 2007. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of June 30, 2007, the guarantor subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc. Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Dr. Mark Lynn & Associates, PLLC, Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., Eye Care Holdings, Inc.

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

Condensed Consolidating Balance Sheets

For the Year Ended December 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$279	$12,994	$587	$—	$13,860
Accounts and notes receivable	132,638	49,376	2,345	(175,018)	9,341
Inventory	—	30,318	1,888	—	32,206
Deferred income taxes, net	988	—	—	—	988
Prepaid expenses and other	—	9,274	48	—	9,322

Total current assets	133,905	101,962	4,868	(175,018)	65,717

Property and equipment	—	57,658	66	—	57,724
Intangibles	416,019	107,195	87	—	523,301
Other assets	8,101	292	(1)	—	8,392
Deferred income taxes, net	13,065	—	—	—	13,065
Investment in subsidiaries	51,803	—	—	(51,803)	—

Total Assets	$622,893	$267,107	$5,020	$(226,821)	$668,199

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$192,896	$4,782	$(175,018)	$22,669
Current portion of long-term debt	10,510	429	—	—	10,939
Deferred revenue	—	1,574	711	—	2,285
Accrued payroll expense	—	8,071	884	—	8,955
Accrued taxes	7,061	926	244	—	8,231
Accrued interest	7,157	—	—	—	7,157
Other accrued expenses	63	7,764	326	—	8,153

Total current liabilities	24,800	211,660	6,947	(175,018)	68,389
Long-term debt, less current maturities	276,715	992	—	—	277,707
Deferred rent	—	714	11	—	725

Total liabilities	301,515	213,366	6,958	(175,018)	346,821

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Accumulated equity (deficit)	4,226	53,741	(1,938)	(51,803)	4,226

Total shareholders’ equity (deficit)	321,378	53,741	(1,938)	(51,803)	321,378

	$622,893	$267,107	$5,020	$(226,821)	$668,199

Condensed Consolidating Statements of Operations

For the Twenty-Six Weeks Ended July 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$177,590	$47,541	$—	$225,131
Management fees	—	16,512	—	(14,996)	1,516
Equity earnings in subsidiaries	39,141	—	—	(39,141)	—

Total net revenues	39,141	194,102	47,541	(54,137)	226,647
Operating costs and expenses:
Cost of goods sold	—	57,561	17,863	—	75,424
Selling, general and administrative expenses	1,508	98,230	29,390	(14,996)	114,132

Total operating costs and expenses	1,508	155,791	47,253	(14,996)	189,556

Income from operations	37,633	38,311	288	(39,141)	37,091
Interest expense, net	15,982	(573)	—	—	15,409
Income tax expense	8,492	13	18	—	8,523

Net income	$13,159	$38,871	$270	$(39,141)	$13,159

Condensed Consolidating Statements of Operations For the Thirteen Weeks Ended July 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$82,750	$21,759	$—	$104,509
Management fees	—	8,374	—	(7,833)	541
Equity earnings in subsidiaries	14,024	—	—	(14,024)	—

Total net revenues	14,024	91,124	21,759	(21,857)	105,050
Operating costs and expenses:
Cost of goods sold	—	27,374	8,235	—	35,609
Selling, general and administrative expenses	759	48,528	15,069	(7,833)	56,523

Total operating costs and expenses	759	75,902	23,304	(7,833)	92,132

Income from operations	13,265	15,222	(1,545)	(14,024)	12,918
Interest expense, net	7,736	(378)	—	—	7,358
Income tax expense	2,224	852	(821)	—	2,255

Net income	$3,305	$14,748	$(724)	$(14,024)	$3,305

Condensed Consolidating Statements of Cash Flows

For the Twenty Six-Weeks Ended July 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$13,159	$38,871	$270	$(39,141)	$13,159
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	7,819	—	—	7,819
Amortization of debt issue costs	1,261	(1)	—	—	1,260
Deferred liabilities and other	3,422	841	175	—	4,438
Equity earnings in subsidiaries	(39,141)	—	—	39,141	—
Increase/(decrease) in operating assets and liabilities	23,133	(16,750)	(960)	—	5,423

Net cash provided by operating activities	1,834	30,780	(515)	—	32,099

Cash flows from investing activities:
Acquisition of property and equipment	—	(8,195)	—	—	(8,195)

Net cash used in investing activities	—	(8,195)	—	—	(8,195)

Cash flows from financing activities:
Payments on debt and capital leases	(1,237)	(204)	—	—	(1,441)
Dividend to parent	(20)	—	—	—	(20)

Net cash used in financing activities	(1,257)	(204)	—	—	(1,461)

Net increase in cash and cash equivalents	577	22,381	(515)	—	22,443
Cash and cash equivalents at beginning of period	73	17,012	697	—	17,782

Cash and cash equivalents at end of period	$650	$39,393	$182	$—	$40,225

Condensed Consolidating Balance Sheet

June 30, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$479	$4,076	$220	$—	$4,775
Accounts and notes receivable	85,026	54,130	1,622	(131,116)	9,662
Inventory	—	31,536	2,090	—	33,626
Deferred income taxes	988	—	—	—	988
Prepaid expenses and other	221	9,662	46	—	9,929

Total current assets	86,714	99,404	3,978	(131,116)	58,980

Property and equipment	—	63,323	66	—	63,389
Intangibles	416,095	107,195	87	—	523,377
Other assets	7,744	329	—	—	8,073
Deferred income taxes	12,990	—	—	—	12,990
Investment in subsidiaries	96,123	—	—	(96,123)	—

Total assets	$619,666	$270,251	$4,131	$(227,239)	$666,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15	$154,465	$(624)	$(131,116)	$22,740
Current portion of long-term debt	1,650	509	—	—	2,159
Deferred revenue	—	2,719	1,204	—	3,923
Accrued taxes	15,814	(2,482)	2,286	—	15,618
Accrued payroll expense	—	7,526	753	—	8,279
Accrued interest	6,673	—	—	—	6,673
Other accrued expenses	262	8,383	157	—	8,802

Total current liabilities	24,414	171,120	3,776	(131,116)	68,194
Long-term debt, less current maturities	256,277	714	—	—	256,991
Deferred rent	—	2,625	24	—	2,649

Total liabilities	280,691	174,459	3,800	(131,116)	327,834
Shareholders’ equity
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Accumulated equity	21,823	95,792	331	(96,123)	21,823

Total shareholders’ equity	338,975	95,792	331	(96,123)	338,975

	$619,666	$270,251	$4,131	$(227,239)	$666,809

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended June 30, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$89,932	$23,731	$—	$113,663
Management fees	—	(238)	—	920	682
Equity earnings in subsidiaries	14,616	—	—	(14,616)	—

Total net revenues	14,616	89,694	23,731	(13,696)	114,345
Operating costs and expenses:
Cost of goods sold	—	30,609	8,519	—	39,128
Selling, general and administrative expenses	844	53,016	6,769	920	61,549

Total operating costs and expenses	844	83,625	15,288	920	100,677

Income from operations	13,772	6,069	8,443	(14,616)	13,668
Interest expense, net	6,714	(104)	—	—	6,610
Income tax expense	2,823	(613)	613	—	2,823

Net income	$4,235	$6,786	$7,830	$(14,616)	$4,235

Condensed Consolidating Statement of Operations

For the Twenty-Six Weeks Ended June 30, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$193,020	$52,264	$—	$245,284
Management fees	—	15,719	—	(14,173)	1,546
Equity earnings in subsidiaries	44,320	—	—	(44,320)	—

Total net revenues	44,320	208,739	52,264	(58,493)	246,830
Operating costs and expenses:
Cost of goods sold	—	61,545	18,842	—	80,387
Selling, general and administrative expenses	1,359	106,969	29,606	(14,173)	123,761

Total operating costs and expenses	1,359	168,514	48,448	(14,173)	204,148

Income from operations	42,961	40,225	3,816	(44,320)	42,682
Interest expense, net	13,615	(279)	—	—	13,336
Income tax expense	11,749	(1,547)	1,547	—	11,749

Net income	$17,597	$42,051	$2,269	$(44,320)	$17,597

Condensed Consolidating Statements of Cash Flows

For the Twenty-Six Weeks Ended June 30, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$17,597	$42,051	$2,269	$(44,320)	$17,597
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	280	8,609	—	—	8,889
Amortization of debt issue costs	190	—	—	—	190
Deferred liabilities and other	—	3,056	506	—	3,562
Equity earnings in subsidiaries	(44,320)	—	—	44,320	—
Increase/(decrease) in operating assets and liabilities	55,866	(48,162)	(3,142)	—	4,562

Net cash provided by (used in) operating activities	29,613	5,554	(367)	—	34,800

Cash flows from investing activities:
Acquisition of property and equipment	—	(14,275)	—	—	(14,275)

Net cash used in investing activities	—	(14,275)	—	—	(14,275)

Cash flows from financing activities:
Payments on debt and capital leases	(29,413)	(197)	—	—	(29,610)

Net cash used in financing activities	(29,413)	(197)	—	—	(29,610)

Net decrease in cash and cash equivalents	200	(8,918)	(367)	—	(9,085)
Cash and cash equivalents at beginning of period	279	12,994	587	—	13,860

Cash and cash equivalents at end of period	$479	$4,076	$220	$—	$4,775

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 400 stores in 36 states, including 332 directly-owned stores and 68 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 332 directly-owned stores, as well as the results of 55 of the 68 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 387 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 387 consolidated stores, as well as the professional fees of the optometrists at 197 of the stores. These 197 stores include 99 stores where the optometrist is our employee or an independent contractor, the 55 stores operated by an OD PC that are consolidated in our results and the 43 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

	GGC Moulin Predecessor		Company		GGC Moulin Predecessor		Company
	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 1, 2006		June 30, 2007		July 1, 2006		June 30, 2007
Statement of Income Data:
NET REVENUES:
Optical sales	99.5%		99.4%		99.3%		99.4%
Management fee	0.5		0.6		0.7		0.6

Total net revenues	100.0		100.0		100.0		100.0

OPERATING COSTS AND EXPENSES:
Cost of goods sold	34.1	*	34.4	*	33.5	*	32.8	*
Selling, general and administrative expenses	54.1	*	54.2	*	50.7	*	50.4	*

Total operating costs and expenses	87.7		88.0		83.6		82.7

INCOME FROM OPERATIONS	12.3		12.0		16.4		17.3

INTEREST EXPENSE, NET	7.1		5.8		6.8		5.4

INCOME TAX EXPENSE	2.1		2.5		3.8		4.8

NET INCOME	3.1%		3.7%		5.8%		7.1%

*	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

The Thirteen Weeks Ended June 30, 2007 Compared to the Thirteen Weeks Ended July 1, 2006.

Net Revenues. Net revenues increased to $114.3 million for the thirteen weeks ended June 30, 2007 from $105.1 million for the thirteen weeks ended July 1, 2006. The increase in revenues compared to the second quarter of fiscal 2006 was primarily driven by a 5.7% increase in comparable store sales and new store openings. Net revenues attributable to new stores in the second quarter of fiscal 2007 were $1.5 million. Comparable transactions increased by 4.3% and average ticket increased by 1.4% compared to the second quarter of fiscal 2006. The increase in transactions was driven by the continued increase in the sale of premium lenses, strong acceptance of our value offering and $1.1 million from our participation in a new managed vision care contract through our sister company, Davis Vision, Inc. The new Federal Employees Dental and Vision Insurance Program (FEDVIP) commenced on December 31, 2006 which provides supplemental dental and vision benefits to federal employees, retirees and their dependents. Davis Vision was selected by the Blue Cross and Blue Shield Association to administer vision benefits under the FEP BlueVision program. In addition, we opened twelve new stores in the second quarter of fiscal 2007. Nine of the new stores opened were in Chicago. We expect by the end of the third quarter to have opened nineteen stores in the Chicago market.

Gross Profit. Gross profit increased to $74.5 million for the thirteen weeks ended June 30, 2007 from $68.9 million for the thirteen weeks ended July 1, 2006. Gross profit as a percentage of optical sales decreased to 65.6% for the thirteen weeks ended June 30, 2007 from 65.9% for the thirteen weeks ended July 1, 2006. This decrease was largely the result of an increase in lab payroll expenditures.

Selling General & Administrative Expenses (SG&A). SG&A increased to $61.5 million for the thirteen weeks ended June 30, 2007 from $56.5 million for the thirteen weeks ended July 1, 2006. SG&A, as a percentage of optical sales, increased to 54.2% for the thirteen weeks ended June 30, 2007 from 54.1% for the thirteen weeks ended July 1, 2006. This percentage increase was largely due to an increase in retail payroll expenditures as compared to the second quarter of fiscal 2006. This increase was related to our entry into the Chicago market and the non-recurring expenses for personnel training and occupancy. Increased depreciation expense related to the Highmark Acquisition’s asset revaluation furthered the increase in SG&A. These increased expenditures were offset by the leveraging of advertising and overhead expenditures during the second quarter of fiscal 2007.

Net Interest Expense. Net interest expense decreased to $6.6 million for the thirteen weeks ended June 30, 2007 from $7.4 million for the thirteen weeks ended July 1, 2006. This decrease was primarily due to lower outstanding debt balances as compared to the second quarter of fiscal 2006.

Income Tax Expense. Income tax expense increased from $2.3 million for the thirteen weeks ended July 1, 2006 to $2.8 million for the thirteen weeks ended June 30, 2007 primarily due to the $1.5 million increase in income before taxes.

Net Income. Net income increased to $4.2 million for the thirteen weeks ended June 30, 2007 compared from $3.3 million for the thirteen weeks ended July 1, 2006.

The Twenty-Six Weeks Ended June 30, 2007 Compared to the Twenty-Six Weeks Ended July 1, 2006.

Net Revenues. Net revenues increased to $246.8 million for the twenty-six weeks ended June 30, 2007 from $226.6 million for the twenty-six weeks ended July 1, 2006. The increase in revenues compared to the first twenty-six weeks of fiscal 2006 was primarily driven by a 6.3% increase in comparable store sales and new store openings. Net revenues attributable to new stores in the first twenty-six weeks of fiscal 2007 were $1.6 million. Comparable transactions increased by 5.2% and average ticket increased by 1.1% compared to the first twenty-six weeks of fiscal 2006. The increase in transactions was driven by the continued increase in the sale of premium lenses, strong acceptance of our value offering and $4.4 million from our participation in a new managed vision care contract through our sister company, Davis Vision, Inc. The new Federal Employees Dental and Vision Insurance Program (FEDVIP) commenced on December 31, 2006 which provides supplemental dental and vision benefits to federal employees, retirees and their dependents. Davis Vision was selected by the Blue Cross and Blue Shield Association to administer vision benefits under the FEP BlueVision program. Total managed vision care sales decreased by 1.1% compared to the first twenty-six of fiscal 2006. In addition, we opened fourteen new stores in the first twenty-six weeks of fiscal 2007.

Gross Profit. Gross profit increased to $164.9 million for the twenty-six weeks ended June 30, 2007 from $149.7 million for the twenty-six weeks ended July 1, 2006. Gross profit as a percentage of optical sales increased to 67.2% for the twenty-six weeks ended June 30, 2007 from 66.5% for the twenty-six weeks ended July 1, 2006. This increase was largely the result of an increase in the sales mix of high margin private label and value frames.

Selling General & Administrative Expenses (SG&A). SG&A increased to $123.8 million for the twenty-six weeks ended June 30, 2007 from $114.1 million for the twenty-six weeks ended July 1, 2006. SG&A, as a percentage of optical sales, decreased to 50.4% for the twenty-six weeks ended June 30, 2007 from 50.7% for the twenty-six weeks ended July 1, 2006. This percentage decrease was largely due to an increase in optical sales while amounts spent on certain components such as advertising and occupancy remained relatively stable compared to the first twenty-six weeks of fiscal 2006. The leveraging of advertising and occupancy expenses was offset by the non-recurring expenses related to our entry into the Chicago market and increased depreciation expense related to the Highmark Acquisition’s asset revaluation furthered the increase in SG&A.

Net Interest Expense. Net interest expense decreased to $13.3 million for the twenty-six weeks ended June 30, 2007 from $15.4 million for the twenty-six weeks ended July 1, 2006. This decrease was primarily due to lower outstanding debt balances as compared to the second quarter of fiscal 2006.

Income Tax Expense. Income tax expense increased from $8.5 million for the twenty-six weeks ended July 1, 2006 to $11.7 million for the twenty-six weeks ended June 30, 2007 primarily due to the $7.7 million increase in income before taxes.

Net Income. Net income increased to $17.6 million for the twenty-six weeks ended June 30, 2007 compared from $13.2 million for the twenty-six weeks ended July 1, 2006.

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

Cash flows from operating activities provided net cash of $34.8 million for the twenty-six weeks ended June 30, 2007 and $32.1 million for the twenty-six weeks ended July 1, 2006. Our other sources of working capital are cash on hand and funding from our revolving credit facility. As of June 30, 2007, we had $4.8 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our New Credit Facility, excluding $2.6 million letters of credit outstanding.

Payments on debt and issuance of debt and equity transactions related to the acquisition and merger have been our principal financing activities. Cash flows used in financing activities were $29.6 million for the twenty-six weeks ended June 30, 2007 and were solely related to the payment of debt. Cash flows used in financing activities were $1.5 million for the twenty-six weeks ended July 1, 2006.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was a deficit of $9.2 million as of June 30, 2007. Our working capital was a deficit of $2.7 million as of December 30, 2006. The decrease in working capital is primarily due to our use of excess cash to reduce our outstanding debt through voluntary prepayments of our Credit Facility.

Capital expenditures were $14.3 million for the twenty-six weeks ended June 30, 2007 compared to $8.2 million for the twenty-six weeks ended July 1, 2006. Capital expenditures for all of 2007 are projected to be approximately $20.4 million. Of the planned 2007 capital expenditures, approximately $11.9 million is related to commitments for new stores and approximately $8.5 million is expected to be for improvement of existing facilities and systems.

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

Year	Amount (in millions)
2007	0.83
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	100.27

$107.70

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

As of June 30, 2007 we were in compliance with all of our financial covenants.

Mandatory prepayment. Our mandatory prepayment for Fiscal 2006 was waived by the December 2006 amendment which required a $25 million prepayment at the time of the amendment, as well as a $9.0 million prepayment in March 2007. We also made voluntary prepayments of $10.0 million in both March and June 2007. We are required to make a mandatory annual prepayment of the Term Loan Facility in an amount equal to 75% of excess cash flows as defined in the Credit Facility, which percentage we expect to be reduced upon our achieving certain consolidated leverage ratios. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

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

Contractual Obligations. We are committed to make cash payments in the future on the following types of agreements:

•	Long term debt; and

•	Operating leases for stores and office facilities.

The following table reflects a summary of our contractual obligations as of June 30, 2007:

	Payments due by period
	Total	Less than 1 yr	1 to 3 yrs	4 to 5 yrs	More than 5 yrs
Long Term Debt (1)	$257,949	$1,650	$3,300	$3,300	$249,699
Capital Lease Obligations	1,201	509	692	—	—
Operating Leases (2)	166,136	36,410	56,475	36,017	37,234
Interest on Long-Term Debt Obligations (3)	168,082	24,874	49,351	46,834	47,023

Total Future Principal Payments on Contractual Obligations	$593,368	$63,443	$109,818	$86,151	$333,956

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $107.7 million of floating rate debt under our senior credit facility. See “Credit Facility-Interest.” Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See “Credit Facility-Mandatory prepayment.”
(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.
(3)	Represents interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 8.0% annual interest on $107.7 million of floating rate debt under our new senior credit facility. The assumed 8.0% interest on the senior credit facility represents rates at June 30, 2007. The senior credit facility has quarterly principal payments of $412,500 and a final payment of $100,275,000 due March 1, 2012.

Off-balance sheet arrangements. As of June 30, 2007 our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our credit facility primarily to insurance companies.

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

You should not place undue reliance on these forward-looking statements, which reflect our management’s view and various assumptions only as of the date of this report. Because these forward-looking statements involve risks and uncertainties, many of which are beyond our control, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our assumptions, plans, objectives, expectations and intentions with respect to the following:

•	our competitive environment;

•	the cost and effect of legal, tax or regulatory proceedings;

•	changes in general economic conditions;

•	changes to our regulatory environment;

•	our ability to maintain our relationships with optometrists;

•	franchise claims by optometrists;

•	our ability to build and maintain managed vision care plans;

•	reduction of third-party reimbursement;

•	technological advances in vision care;

•	the availability of correction alternatives to prescription eyeglasses

•	conflicts of interest between our controlling shareholders and noteholders;

•	exposure to liability claims if we are unable to obtain adequate insurance;

•	changes in general industry and market conditions and growth rates;

•	loss of key management personnel;

•	changes in accounting policies applicable to our business;

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or future restructuring activities;

•	our substantial indebtedness;

•	restrictions imposed on our business by the terms of our indebtedness;

•	our ability to fund our capital requirements;

•	long-term impact of laser surgery on the optical industry;

•	our ability to open new stores and the financial risk associated with those openings.

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

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the second quarter of fiscal 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 30, 2006.

Our primary market risk exposure is interest rate risk. As of June 30, 2007, approximately $107.7 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $107.7 million in long-term borrowings, our annual interest expense would change by approximately $1.1 million.

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

There has been no change in our internal controls over financial reporting that occurred during the twenty-six weeks ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the second quarter of fiscal 2007. For further discussion, refer to our annual report on Form 10-K for the year ended December 30, 2006.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” starting on page 22 of our Annual Report on Form 10-K for the year ended December 30, 2006, filed with the Securities and Exchange Commission on March 26, 2007.

Exhibits

(a)	The following documents are filed as part of this report.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	The Company did not file a report on Form 8-K during the thirteen weeks ended June 30, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE CARE CENTERS OF AMERICA, INC.

Date:	August 14, 2007

by:	/s/ Douglas C. Shepard
Douglas C. Shepard
Executive Vice President and Chief Financial Officer