Form 10-Q
period 2007-09-29
EYE CARE CENTERS OF AMERICA INC
filed 2007-11-13
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2007.

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

Large accelerated filer  ☐    Accelerated filer   ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 12, 2007
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

		Page Number
Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at December 30, 2006 (Unaudited) and September 29, 2007 (Unaudited)	2

	Condensed Consolidated Statements of Operations for the Thirty-One Days Ended August 1, 2006 (Unaudited), Sixty Days Ended September 30, 2006 (Unaudited), Thirteen Weeks Ended September 29, 2007 (Unaudited), Two Hundred Thirteen Days Ended August 1, 2006 (Unaudited), Sixty Days Ended September 30, 2006 (Unaudited), and the Thirty-Nine Weeks Ended September 29, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Two Hundred Thirteen Days Ended August 1, 2006 (Unaudited), Sixty Days Ended September 30, 2006 (Unaudited) and for the Thirty-Nine Weeks Ended September 29, 2007 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5-17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II - Other Information

Item 1. Legal Proceedings		32
Item 1A. Risk Factors		32
Item 5. Other Information		32
Item 6. Exhibits		33

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 30, 2006	September 29, 2007
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,860	$9,312
Accounts and notes receivable, net	9,341	10,900
Inventory, net	32,206	33,072
Deferred income taxes, net	988	988
Prepaid expenses and other	9,322	9,206

Total current assets	65,717	63,478
PROPERTY & EQUIPMENT, net	57,724	62,408
GOODWILL	523,301	523,377
OTHER ASSETS	8,392	7,975
DEFERRED INCOME TAXES, net	13,065	12,512

Total assets	$668,199	$669,750

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,669	$19,900
Current maturities of long-term debt	10,939	2,211
Deferred revenue	2,285	3,953
Accrued taxes	8,231	18,992
Accrued payroll expense	8,955	9,702
Accrued interest	7,157	2,562
Other accrued expenses	8,153	7,893

Total current liabilities	68,389	65,213
LONG TERM DEBT, less current maturities	277,707	256,472
DEFERRED RENT	725	3,201

Total liabilities	346,821	324,886

SHAREHOLDER’S EQUITY:
Common stock	—	—
Additional paid-in capital	317,152	317,152
Retained earnings	4,226	27,712

Total shareholder’s equity	321,378	344,864

	$668,199	$669,750

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

	Thirteen Weeks			Thirty-Nine Weeks
	GGC Moulin Predecessor	Company		GGC Moulin Predecessor	Company
	Thirty-One Days Ended	Sixty Days Ended	Thirteen Weeks Ended	Two Hundred Thirteen Days Ended	Sixty Days Ended	Thirty-Nine Weeks Ended
	Aug 1, 2006	Sept 30, 2006	Sept 29, 2007	Aug 1, 2006	Sept 30, 2006	Sept 29, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$36,492	$74,122	$122,181	$261,623	$74,122	$367,465
Management fee	290	493	742	1,806	493	2,288

Total net revenues	36,782	74,615	122,923	263,429	74,615	369,753

OPERATING COSTS AND EXPENSES:
Cost of goods sold	12,794	25,086	41,640	88,218	25,086	122,027
Selling, general and administrative expenses	20,197	37,502	64,224	134,329	37,502	187,984
Transaction expenses	7,547	—	—	7,547	—	—

Total operating costs and expenses	40,538	62,588	105,864	230,094	62,588	310,011

INCOME (LOSS) FROM OPERATIONS	(3,756)	12,027	17,059	33,335	12,027	59,742

INTEREST EXPENSE, NET	3,001	5,262	6,361	18,410	5,262	19,697

INCOME (LOSS) BEFORE INCOME TAXES	(6,757)	6,765	10,698	14,925	6,765	40,045

INCOME TAX EXPENSE (BENEFIT)	(139)	2,647	4,810	8,383	2,647	16,559

NET INCOME (LOSS)	$(6,618)	$4,118	$5,888	$6,542	$4,118	$23,486

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

	Thirty-Nine Weeks
	GGC Moulin Predecessor	Company
	Two Hundred Thirteen Days Ended August 1, 2006	Sixty Days Ended September 30, 2006	Thirty-Nine Weeks Ended September 29, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,542	$4,118	$23,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,238	2,509	13,338
Amortization of debt issue costs	1,484	404	271
Deferred liabilities and other	2,689	1,113	4,144
Increase (decrease) in operating assets and liabilities	14,590	(5,801)	2,012

Net cash provided by operating activities	34,543	2,343	43,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(9,615)	(2,681)	(17,665)

Net cash used in investing activities	(9,615)	(2,681)	(17,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(1,478)	(489)	(30,134)
Dividend to parent	(30)	—	—
Common stock buyback	(308,120)	—	—
Common stock sale, net	308,120	—	—

Net cash used in in financing activities	(1,508)	(489)	(30,134)

NET INCREASE (DECREASE) IN CASH	23,420	(827)	(4,548)
CASH AND CASH EQUIVALENTS, beginning of period	17,782	41,202	13,860

CASH AND CASH EQUIVALENTS, end of period	$41,202	$40,375	$9,312

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

The acquisition of the Company (See footnote 2) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No.141, Business Combinations. The purchase price has been “pushed-down” and allocated to the assets and liabilities of the Company. Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting. The Company’s Consolidated Statements of Operations and Cash Flows for the thirty-one days ending August 1, 2006 and the two hundred thirteen days ending August 1, 2006 reflect the operations of the Company prior to the acquisition. Hence, there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

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

Operating results for the thirteen and thirty-nine week periods ended September 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ended December 29, 2007 (“fiscal 2007”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 30, 2006 (“fiscal 2006”).

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition on August 1, 2006 (dollars in thousands):

Current Assets	$91,509
Property and equipment	56,488
Goodwill	523,377
Trademark asset	7,658
Other assets	1,222
Deferred taxes	13,197

Total assets acquired	693,451
Current liabilities	63,804
Long-term debt	312,495

Total liabilities assumed	376,299

Net assets acquired	$317,152

We obtained third-party valuations of our trademarks and our property and equipment. We utilized our experience in the retail real estate industry to review our leases for appropriate valuation. In accordance with the provisions of SFAS No. 142, no amortization of indefinite-lived assets or goodwill will be recorded. The Company finalized its allocation of the purchase price in the third quarter of fiscal 2007.

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

•

Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $2.1 million at December 30, 2006 and September 29, 2007.

•

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $2.1 million and $2.2 million at December 30, 2006 and September 29, 2007, respectively.

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

•

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $0.9 million and $1.1 million, which is included in other accrued expenses, as of December 30, 2006 and September 29, 2007, respectively, is adequate to cover future benefit payments for claims that occurred prior to the period end.

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

We prepaid $3.0 million to Golden Gate and $1.5 million to Moulin on the date of the GGC Moulin Acquisition as compensation for advisory services to be rendered through the three-year period and 18-month period, respectively, immediately following the date of the GGC Moulin Acquisition. During the two hundred thirteen days ended August 1, 2006, we expensed approximately $1.0 million related to the advisory arrangements and the remaining balance of $1.6 million was written off at the time of the Highmark Acquisition.

Highmark. In connection with the Highmark Acquisition, we are wholly-owned by HVHC. HVHC also owns Davis Vision, Inc. (“Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (“Viva”), an international designer and distributor of eyewear and sunwear. Prior to the Highmark Acquisition, we were doing business with both Davis and Viva and these relationships have continued. During the thirty-nine weeks ended September 29, 2007, we recorded revenue of $10.4 million related to managed care reimbursements due from Davis and have a $0.9 million receivable related to these revenues at September 29, 2007. During the thirty-nine weeks ended September 29, 2007, we recorded cost of goods sold of $5.1 million related to products purchased from Viva that were sold to our customers and purchased subsequent to the Highmark Acquisition and purchased $7.5 million through September 29, 2007. Through the first thirty-nine weeks ended September 29, 2007, we paid Highmark and its affiliates $3.6 million for management fees and other expenses.

5. Income Taxes

We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense increased to $16.6 million for the thirty-nine weeks ended September 29, 2007 from $8.4 million for the two hundred thirteen days ended August 1, 2006 and $2.6 million for the sixty-one days ended September 30, 2006. This increase is due to the increase in income before taxes in fiscal 2007. Our effective tax rate was 41.4% for the thirty-nine weeks ended September 29, 2007 compared to 56.2% for the two hundred thirteen day period ended August 1, 2006 and 39.1% for the sixty day period ended September 30, 2006, primarily due to our 2006 transaction related expenses and their deductibility.

6. Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	GGC Moulin Predecessor	Company
	Two Hundred Thirteen Days Ended	Sixty Days Ended	Thirty-Nine Weeks Ended
	August 1, 2006	September 30, 2006	September 29, 2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash paid for interest	$17,471	$10,160	$24,632
Cash paid for taxes	$480	$2,354	$5,147

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

FIN 48. In June, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109 (SFAS 109). FIN 48 clarifies the application of SFAS 109 by defining criteria that an individual tax position must meet for any part of the benefit of that position to be recognized in the financial statements. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Adoption of FIN 48, effective December 31, 2006, had no effect on the Company’s financial position, results of operations and cash flows.

Upon the adoption of FIN 48, the Company had a $2.0 million unrecognized tax benefit which, if recognized, would favorably impact the Company’s effective tax rate. The unrecognized tax benefit is classified as Accrued Taxes in the condensed consolidated balance sheet. There was no adjustment for uncertain tax positions recognized in the third quarter of fiscal 2007 and the Company does not expect to record any material changes within the next twelve months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expenses. No interest and penalties related to uncertain tax positions were accrued at September 29, 2007.

An IRS audit of the fifty-nine day period ended March 1, 2005 was completed in fiscal 2006 with no material impact on income taxes. With the exception of this audit, the tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions in which the Company operates.

SFAS 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS No. 159 may have on our consolidated financial statements.

8. Condensed Consolidating Information (Unaudited) (dollars in thousands)

The Notes (as defined later in this document) were issued by us and are guaranteed by all of our subsidiaries (the “Guarantor Subsidiaries”) but are not guaranteed by the ODs. The subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the thirty-nine weeks ended September 29, 2007. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of September 29, 2007, the guarantor subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc., Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Dr. Mark Lynn & Associates, PLLC, Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc. and Eye Care Holdings, Inc.

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

Condensed Consolidating Balance Sheets

For the Year Ended December 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$279	$12,994	$587	$—	$13,860
Accounts and notes receivable	132,638	49,376	2,345	(175,018)	9,341
Inventory	—	30,318	1,888	—	32,206
Deferred income taxes, net	988	—	—	—	988
Prepaid expenses and other	—	9,274	48	—	9,322

Total current assets	133,905	101,962	4,868	(175,018)	65,717
Property and equipment	—	57,658	66	—	57,724
Intangibles	416,019	107,195	87	—	523,301
Other assets	8,101	292	(1)	—	8,392
Deferred income taxes, net	13,065	—	—	—	13,065
Investment in subsidiaries	51,803	—	—	(51,803)	—

Total Assets	$622,893	$267,107	$5,020	$(226,821)	$668,199

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9	$192,896	$4,782	$(175,018)	$22,669
Current portion of long-term debt	10,510	429	—	—	10,939
Deferred revenue	—	1,574	711	—	2,285
Accrued payroll expense	—	8,071	884	—	8,955
Accrued taxes	7,061	926	244	—	8,231
Accrued interest	7,157	—	—	—	7,157
Other accrued expenses	63	7,764	326	—	8,153

Total current liabilities	24,800	211,660	6,947	(175,018)	68,389
Long-term debt, less current maturities	276,715	992	—	—	277,707
Deferred rent	—	714	11	—	725

Total liabilities	301,515	213,366	6,958	(175,018)	346,821

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Accumulated equity (deficit)	4,226	53,741	(1,938)	(51,803)	4,226

Total shareholders’ equity (deficit)	321,378	53,741	(1,938)	(51,803)	321,378

	$622,893	$267,107	$5,020	$(226,821)	$668,199

Condensed Consolidating Statements of Operations

For the Two Hundred Thirteen Days Ended August 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Revenues:
Optical sales	$—	$206,307	$55,316	$—	$261,623
Management fees	—	16,260	—	(14,454)	1,806
Equity earnings in subsidiaries	40,657	—	—	(40,657)	—

Total net revenues	40,657	222,567	55,316	(55,111)	263,429
Operating costs and expenses:
Cost of goods sold	—	67,302	20,916	—	88,218
Selling, general and administrative expenses	(840)	118,500	31,123	(14,454)	134,329
Transaction expenses	7,447	100			7,547

Total operating costs and expenses	6,607	185,902	52,039	(14,454)	230,094

Income from operations	34,050	36,665	3,277	(40,657)	33,335
Interest expense (income), net	19,156	(746)	—	—	18,410
Income tax expense	8,352	(1,237)	1,268	—	8,383

Net income (loss)	$6,542	$38,648	$2,009	$(40,657)	$6,542

Condensed Consolidating Statements of Operations For the Sixty Days Ended September 30, 2006
	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$58,213	$15,909	$—	$74,122
Management fees	—	5,861	—	(5,368)	493
Equity earnings in subsidiaries	12,396	—	—	(12,396)	—

Total net revenues	12,396	64,074	15,909	(17,764)	74,615
Operating costs and expenses:
Cost of goods sold	—	19,003	6,083	—	25,086
Selling, general and administrative expenses	168	32,384	10,318	(5,368)	37,502

Total operating costs and expenses	168	51,387	16,401	(5,368)	62,588

Income from operations	12,228	12,687	(492)	(12,396)	12,027
Interest expense (income), net	5,463	(201)		—	5,262
Income tax expense	2,647	(237)	237	—	2,647

Net income (loss)	$4,118	$13,125	$(729)	$(12,396)	$4,118

Condensed Consolidating Statements of Operations

For the Thirty-One Days Ended August 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Revenues:
Optical sales	$—	$28,717	$7,775	$—	$36,492
Management fees	—	(252)	—	542	290
Equity earnings in subsidiaries	1,516	—	—	(1,516)	—

Total net revenues	1,516	28,465	7,775	(974)	36,782
Operating costs and expenses:
Cost of goods sold	—	9,741	3,053	—	12,794
Selling, general and administrative expenses	(2,348)	20,270	1,733	542	20,197
Transaction expenses	7,447	100			7,547

Total operating costs and expenses	5,099	30,111	4,786	542	40,538

Income from operations	(3,583)	(1,646)	2,989	(1,516)	(3,756)
Interest expense (income), net	3,174	(173)	—	—	3,001
Income tax expense	(139)	(1,250)	1,250	—	(139)

Net income (loss)	$(6,618)	$(223)	$1,739	$(1,516)	$(6,618)

Condensed Consolidating Statements of Cash Flows For the Two Hundred Thirteen Days Ended August 1, 2006
	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Cash flows from operating activities:
Net income (loss)	$6,542	$38,647	$2,012	$(40,659)	$6,542
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	9,238	—	—	9,238
Amortization of debt issue costs	1,484	—	—	—	1,484
Deferred liabilities and other	1,654	943	92	—	2,689
Equity earnings in subsidiaries	(40,659)	—	—	40,659	—
Increase/(decrease) in operating assets and liabilities	29,772	(12,971)	(2,211)	—	14,590

Net cash provided by operating activities	(1,207)	35,857	(107)	—	34,543

Cash flows from investing activities:
Acquisition of property and equipment	—	(9,615)	—	—	(9,615)

Net cash used in investing activities	—	(9,615)	—	—	(9,615)

Cash flows from financing activities:
Payments on debt and capital leases	(1,237)	(241)	—	—	(1,478)
Common stock buyback	(308,120)	—	—	—	(308,120)
Common stock sale, net	308,120	—	—	—	308,120
Dividend to parent	(30)	—	—	—	(30)

Net cash used in financing activities	(1,267)	(241)	—	—	(1,508)

Net increase in cash and cash equivalents	(2,474)	26,001	(107)	—	23,420
Cash and cash equivalents at beginning of period	73	17,012	697	—	17,782

Cash and cash equivalents at end of period	$(2,401)	$43,013	$590	$—	$41,202

Condensed Consolidating Statements of Cash Flows

For the Sixty Days Ended September 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$4,118	$13,125	$(729)	$(12,396)	$4,118
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	—	2,509	—	—	2,509
Amortization of debt issue costs	404	—	—	—	404
Deferred liabilities and other	—	984	129	—	1,113
Equity earnings in subsidiaries	(12,396)	—	—	12,396	—
Increase/(decrease) in operating assets and liabilities	11,884	(18,179)	494	—	(5,801)

Net cash provided by operating activities	4,010	(1,561)	(106)	—	2,343

Cash flows from investing activities:
Acquisition of property and equipment	—	(2,681)	—	—	(2,681)

Net cash used in investing activities	—	(2,681)	—	—	(2,681)

Cash flows from financing activities:
Payments on debt and capital leases	(413)	(76)	—	—	(489)

Net cash used in financing activities	(413)	(76)	—	—	(489)

Net increase in cash and cash equivalents	3,597	(4,318)	(106)	—	(827)
Cash and cash equivalents at beginning of period	(2,401)	43,013	590	—	41,202

Cash and cash equivalents at end of period	$1,196	$38,695	$484	$—	$40,375

Condensed Consolidating Balance Sheet

September 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$(65)	$9,130	$247	$—	$9,312
Accounts and notes receivable	74,379	51,101	2,937	(117,517)	10,900
Inventory	—	31,206	1,866		33,072
Deferred income taxes	988	—	—		988
Prepaid expenses and other	106	9,055	45		9,206

Total current assets	75,408	100,492	5,095	(117,517)	63,478

Property and equipment	—	62,342	66		62,408
Intangibles	416,095	107,195	87		523,377
Other assets	7,644	331	—		7,975
Deferred income taxes	12,512	—	—		12,512
Investment in subsidiaries	113,833	—	—	(113,833)	—

Total assets	$625,492	$270,360	$5,248	$(231,350)	$669,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9	$138,290	$(882)	$(117,517)	$19,900
Current portion of long-term debt	1,650	561	—	—	2,211
Deferred revenue	—	2,773	1,180	—	3,953
Accrued taxes	20,146	(4,118)	2,964	—	18,992
Accrued payroll expense	—	9,014	688	—	9,702
Accrued interest	2,562	—	—	—	2,562
Other accrued expenses	339	7,458	96	—	7,893

Total current liabilities	24,706	153,978	4,046	(117,517)	65,213
Long-term debt, less current maturities	255,922	550	—	—	256,472
Deferred rent	—	3,173	28	—	3,201

Total liabilities	280,628	157,701	4,074	(117,517)	324,886
Shareholders’ equity
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Accumulated equity	27,712	112,659	1,174	(113,833)	27,712

Total shareholders’ equity	344,864	112,659	1,174	(113,833)	344,864

	$625,492	$270,360	$5,248	$(231,350)	$669,750

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$96,764	$25,417		$122,181
Management fees	—	7,057		(6,315)	742
Equity earnings in subsidiaries	17,710			(17,710)	—

Total net revenues	17,710	103,821	25,417	(24,025)	122,923
Operating costs and expenses:
Cost of goods sold	—	32,066	9,574		41,640
Selling, general and administrative expenses	631	55,535	14,373	(6,315)	64,224

Total operating costs and expenses	631	87,601	23,947	(6,315)	105,864

Income from operations	17,079	16,220	1,470	(17,710)	17,059
Interest expense, net	6,381	(22)	2	—	6,361
Income tax expense	4,810	(625)	625	—	4,810

Net income	$5,888	$16,867	$843	$(17,710)	$5,888

Condensed Consolidating Statement of Operations For the Thirty-Nine Weeks Ended September 29, 2007
	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$289,784	$77,681	$—	$367,465
Management fees	—	22,776		(20,488)	2,288
Equity earnings in subsidiaries	62,030			(62,030)	—

Total net revenues	62,030	312,560	77,681	(82,518)	369,753
Operating costs and expenses:
Cost of goods sold	—	93,611	28,416	—	122,027
Selling, general and administrative expenses	1,989	162,504	43,979	(20,488)	187,984

Total operating costs and expenses	1,989	256,115	72,395	(20,488)	310,011

Income from operations	60,041	56,445	5,286	(62,030)	59,742
Interest expense, net	19,996	(301)	2	—	19,697
Income tax expense	16,559	(2,172)	2,172	—	16,559

Net income	$23,486	$58,918	$3,112	$(62,030)	$23,486

Condensed Consolidating Statements of Cash Flows

For the Thirty-Nine Weeks Ended September 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$23,486	$58,918	$3,112	$(62,030)	$23,486
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	357	12,981	—	—	13,338
Amortization of debt issue costs	271	—	—	—	271
Deferred liabilities and other	—	3,658	486	—	4,144
Equity earnings in subsidiaries	(62,030)	—	—	62,030	—
Increase/(decrease) in operating assets and liabilities	67,397	(61,447)	(3,938)	—	2,012

Net cash provided by (used in) operating activities	29,481	14,110	(340)	—	43,251

Cash flows from investing activities:
Acquisition of property and equipment	—	(17,665)	—	—	(17,665)

Net cash used in investing activities	—	(17,665)	—	—	(17,665)

Cash flows from financing activities:
Payments on debt and capital leases	(29,825)	(309)	—	—	(30,134)

Net cash used in financing activities	(29,825)	(309)	—	—	(30,134)

Net decrease in cash and cash equivalents	(344)	(3,864)	(340)	—	(4,548)
Cash and cash equivalents at beginning of period	279	12,994	587	—	13,860

Cash and cash equivalents at end of period	$(65)	$9,130	$247	$—	$9,312

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 408 stores in 36 states, including 341 directly-owned stores and 67 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 341 directly-owned stores, as well as the results of 54 of the 67 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 395 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 395 consolidated stores, as well as the professional fees of the optometrists at 202 of the stores. These 202 stores include 106 stores where the optometrist is our employee or an independent contractor, the 54 stores operated by an OD PC that are consolidated in our results and the 42 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

We primarily grow optical sales by offering value and convenience to our customers. We are focused on our value strategy, which includes a promotion of two complete pairs of single vision eyewear for $99. We believe our value strategy results in increased comparable transaction volume and also believe it encourages customers to purchase higher margin lenses, lens treatments and accessories, which increases average ticket price.

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

Results of Operations

The following table sets forth the percentage relationship to net revenues of certain income statement data. In order to provide the most beneficial performance comparison, the period January 1, 2006 to August 1, 2006 of the GGC Moulin Predecessor and the period August 2, 2006 to September 30, 2006 of the Company have been combined to represent a total thirty-nine week period. In addition, the thirty-one days ended August 1, 2006 of the GGC Moulin Predecessor and the sixty days ended September 30, 2006 of the Company have been combined to represent a total thirteen week period. The period-to-period comparison of financial results is not necessarily indicative of future results. We believe this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	Sept 30, 2006		Sept 29, 2007		Sept 30, 2006		Sept 29, 2007
	(Combined)				(Combined)
Statement of Income Data:
NET REVENUES:
Optical sales	99.3%		99.4%		99.3%		99.4%
Management fee	0.7		0.6		0.7		0.6

Total net revenues	100.0		100.0		100.0		100.0
OPERATING COSTS AND EXPENSES:
Cost of goods sold	34.2	*	34.1	*	33.7	*	33.2	*
Selling, general and administrative expenses	52.2	*	52.6	*	51.2	*	51.1	*
Transaction expenses	6.8		0.0		2.2		0.0
Total operating costs and expenses	92.6		86.1		86.6		83.8

INCOME FROM OPERATIONS	7.4		13.9		13.4		16.2
INTEREST EXPENSE, NET	7.3		5.2		6.9		5.4
INCOME TAX EXPENSE	2.3		3.9		3.3		4.4

NET INCOME (LOSS)	(2.2)%		4.8%		3.2%		6.4%

*	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this document.

The Thirteen Weeks Ended September 29, 2007 Compared to the Combined Thirteen Weeks Ended September 30, 2006.

Net Revenues. Net revenues increased to $122.9 million for the thirteen weeks ended September 29, 2007 from $111.4 million for the thirteen weeks ended September 30, 2006. The increase in revenues compared to the third quarter of fiscal 2006 was primarily driven by a 6.5% increase in comparable store sales and new store openings. This was our seventeenth consecutive quarter of positive comparable store sales. Net revenues attributable to new stores in the third quarter of fiscal 2007 were $3.9 million. Comparable transactions increased by 5.0% and average ticket increased by 1.4% compared to the third quarter of fiscal 2006. The increase in transactions was driven by the continued increase in the sale of premium lenses, strong acceptance of our value offering and $1.4 million from our participation in a new managed vision care contract through our sister company, Davis Vision, Inc. In addition, we opened eight new stores in the third quarter of fiscal 2007. Seven of the new stores opened were in Chicago. We expect by the end of the year to have opened twenty-one stores in the Chicago market.

Gross Profit. Gross profit increased to $80.5 million for the thirteen weeks ended September 29, 2007 from $72.7 million for the thirteen weeks ended September 30, 2006. Gross profit as a percentage of optical sales slightly increased to 65.9% for the thirteen weeks ended September 29, 2007 from 65.8% for the thirteen weeks ended September 30, 2006. This increase was largely the result of the increase in the sales mix of high margin private label and value frames offset by an increase in lab operating expenditures.

Selling General & Administrative Expenses (SG&A). SG&A increased to $64.2 million for the thirteen weeks ended September 29, 2007 from $57.7 million for the thirteen weeks ended September 30, 2006. SG&A, as a percentage of optical sales, increased to 52.6% for the thirteen weeks ended September 29, 2007 from 52.2% for the thirteen weeks ended September 30, 2006. This percentage increase was largely due to an increase in retail payroll expenditures as compared to the third quarter of fiscal 2006. This increase was related to our entry into the Chicago market and the non-recurring expenses for personnel training and occupancy. Slight increases in advertising, depreciation and overhead expenses were offset by the leveraging of occupancy expenditures during the third quarter of fiscal 2007.

Net Interest Expense. Net interest expense decreased to $6.4 million for the thirteen weeks ended September 29, 2007 from $8.3 million for the thirteen weeks ended September 30, 2006. This decrease was primarily due to lower outstanding debt balances as compared to the third quarter of fiscal 2006 as well as decreased interest rates on the variable interest debt.

Income Tax Expense. Income tax expense increased from $2.5 million for the thirteen weeks ended September 30, 2006 to $4.8 million for the thirteen weeks ended September 29, 2007 primarily due to the $10.7 million increase in income before taxes. Our effective tax rate was 45.0% for the thirteen weeks ended September 29, 2007 compared to 313.5% for the thirteen weeks ended September 30, 2006, primarily due to our 2006 transaction related expenses and their deductibility.

Net Income. Net income increased to $5.9 million for the thirteen weeks ended September 29, 2007 compared from a loss of $2.5 million for the thirteen weeks ended September 30, 2006.

The Thirty-nine Weeks Ended September 29, 2007 Compared to the Combined Thirty-nine Weeks Ended September 30, 2006.

Net Revenues. Net revenues increased to $369.8 million for the thirty-nine weeks ended September 29, 2007 from $338.0 million for the thirty-nine weeks ended September 30, 2006. The increase in revenues compared to the first thirty-nine weeks of fiscal 2006 was primarily driven by a 6.3% increase in comparable store sales and new store openings. Net revenues attributable to new stores in the first thirty-nine weeks of fiscal 2007 were $5.5 million. Comparable transactions increased by 5.1% and average ticket increased by 1.1% compared to the first thirty-nine weeks of fiscal 2006. The increase in transactions was driven by the continued increase in the sale of premium lenses, strong acceptance of our value offering and $5.8 million from our participation in a new managed vision care contract through our sister company, Davis Vision, Inc. The new Federal Employees Dental and Vision Insurance Program (FEDVIP) commenced on December 31, 2006 which provides supplemental dental and vision benefits to federal employees, retirees and their dependents. Davis Vision was selected by the Blue Cross and Blue Shield Association to administer vision benefits under the FEP BlueVision program. Total managed vision care sales decreased by 2.1% compared to the first thirty-nine of fiscal 2006. In addition, we opened twenty-two new stores in the first thirty-nine weeks of fiscal 2007.

Gross Profit. Gross profit increased to $245.4 million for the thirty-nine weeks ended September 29, 2007 from $222.4 million for the thirty-nine weeks ended September 30, 2006. Gross profit as a percentage of optical sales increased to 66.8% for the thirty-nine weeks ended September 29, 2007 from 66.3% for the thirty-nine weeks ended September 30, 2006. This increase was largely the result of an increase in the sales mix of high margin private label and value frames offset by an increase in lab operating expenditures.

Selling General & Administrative Expenses (SG&A). SG&A increased to $188.0 million for the thirty-nine weeks ended September 29, 2007 from $171.8 million for the thirty-nine weeks ended September 30, 2006. SG&A, as a percentage of optical sales, decreased to 51.1% for the thirty-nine weeks ended September 29, 2007 from 51.2% for the thirty-nine weeks ended September 30, 2006. This percentage decrease was largely due to an increase in optical sales while amounts spent on certain components such as advertising, occupancy and overhead remained relatively stable compared to the first thirty-nine weeks of fiscal 2006. The leveraging of advertising, occupancy and overhead expenses was offset by the non-recurring expenses related to our entry into the Chicago market and increased depreciation expense related to the Highmark Acquisition’s asset revaluation furthered the increase in SG&A.

Net Interest Expense. Net interest expense decreased to $19.7 million for the thirty-nine weeks ended September 29, 2007 from $23.7 million for the thirty-nine weeks ended September 30, 2006. This decrease was primarily due to lower outstanding debt balances as compared to the third quarter of fiscal 2006 as well as decreased interest rates on the variable interest debt.

Income Tax Expense. Income tax expense increased from $16.6 million for the thirty-nine weeks ended September 30, 2006 to $11.0 million for the thirty-nine weeks ended September 29, 2007 primarily due to the $18.4 million increase in income before taxes. Our effective tax rate was 41.4% for the thirty-nine weeks ended September 29, 2007 compared to 50.9% for the thirty-nine weeks ended September 30, 2006, primarily due to our 2006 transaction related expenses and their deductibility.

Net Income. Net income increased to $23.5 million for the thirty-nine weeks ended September 29, 2007 compared from $10.7 million for the thirty-nine weeks ended September 30, 2006.

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

Cash flows from operating activities provided net cash of $43.3 million for the thirty-nine weeks ended September 29, 2007 and $36.9 million for the thirty-nine weeks ended September 30, 2006. Our other sources of working capital are cash on hand and funding from our revolving credit facility. As of September 29, 2007, we had $9.3 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our New Credit Facility, excluding $2.6 million letters of credit outstanding.

Payments on debt and issuance of debt and equity transactions related to the acquisition and merger have been our principal financing activities. Cash flows used in financing activities were $30.1 million for the thirty-nine weeks ended September 29, 2007 and were solely related to the payment of debt. Cash flows used in financing activities were $2.0 million for the thirty-nine weeks ended September 30, 2006.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was a deficit of $1.7 million as of September 29, 2007. Our working capital was a deficit of $2.7 million as of December 30, 2006.

Capital expenditures were $17.7 million for the thirty-nine weeks ended September 29, 2007 compared to $12.3 million for the thirty-nine weeks ended September 30, 2006. Capital expenditures for all of 2007 are projected to be approximately $21.5 million. Of the planned 2007 capital expenditures, approximately $11.9 million is related to commitments for new stores and approximately $9.6 million is expected to be for improvement of existing facilities and systems.

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

Year	Amount (in millions)
2007	0.41
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	100.27

$107.29

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

As of September 29, 2007 we were in compliance with all of our financial covenants.

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

Contractual Obligations. We are committed to make cash payments in the future on the following types of agreements:

•	Long term debt; and

•	Operating leases for stores and office facilities.

The following table reflects a summary of our contractual obligations as of September 29, 2007:

	Payments due by period
	Total	Less than 1 yr	1 to 3 yrs	4 to 5 yrs	More than 5 yrs
Long Term Debt (1)	$257,594	$1,650	$3,300	$3,300	$249,344
Capital Lease Obligations	1,090	558	532	—	—
Operating Leases (2)	163,682	36,740	55,527	36,188	35,227
Interest on Long-Term Debt Obligations (3)	157,277	24,851	49,285	44,787	38,354

Total Future Principal Payments on Contractual Obligations	$579,643	$63,799	$108,644	$84,275	$322,925

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $107.3 million of floating rate debt under our senior credit facility. See “Credit Facility-Interest.” Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See “Credit Facility-Mandatory prepayment.”
(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.
(3)	Represents interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 8.0% annual interest on $107.3 million of floating rate debt under our new senior credit facility. The assumed 8.0% interest on the senior credit facility represents rates at September 29, 2007. The senior credit facility has quarterly principal payments of $412,500 and a final payment of $99,038,000 due March 1, 2012.

Off-balance sheet arrangements. As of September 29, 2007 our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our credit facility primarily to insurance companies.

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

You should not place undue reliance on these forward-looking statements, which reflect our management’s view and various assumptions only as of the date of this report. Because these forward-looking statements involve risks and uncertainties, many of which are beyond our control, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our assumptions, plans, objectives, expectations and intentions with respect to the following:

•	our competitive environment;

•	the cost and effect of legal, tax or regulatory proceedings;

•	changes in general economic conditions;

•	changes to our regulatory environment;

•	our ability to maintain our relationships with optometrists;

•	franchise claims by optometrists;

•	our ability to build and maintain managed vision care plans;

•	reduction of third-party reimbursement;

•	technological advances in vision care;

•	the availability of correction alternatives to prescription eyeglasses;

•	conflicts of interest between our controlling shareholders and noteholders;

•	exposure to liability claims if we are unable to obtain adequate insurance;

•	changes in general industry and market conditions and growth rates;

•	loss of key management personnel;

•	changes in accounting policies applicable to our business;

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or future restructuring activities;

•	our substantial indebtedness;

•	restrictions imposed on our business by the terms of our indebtedness;

•	our ability to fund our capital requirements;

•	long-term impact of laser surgery on the optical industry;

•	our ability to open new stores and the financial risk associated with those openings;

•	our ability to predict changes in consumer preferences.

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

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the third quarter of fiscal 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in our annual report on Form 10-K for the year ended December 30, 2006.

Our primary market risk exposure is interest rate risk. As of September 29, 2007, approximately $107.3 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $107.3 million in long-term borrowings, our annual interest expense would change by approximately $1.1 million.

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

There has been no change in our internal controls over financial reporting that occurred during the thirty-nine weeks ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the third quarter of fiscal 2007. For further discussion, refer to our annual report on Form 10-K for the year ended December 30, 2006.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” starting on page 22 of our Annual Report on Form 10-K for the year ended December 30, 2006, filed with the Securities and Exchange Commission on March 26, 2007.

ITEM 5.	OTHER INFORMATION

On June 11, 2007, Dr. Kenneth R. Melani resigned from our board of directors. Mr. Brett C. Moraski was named subsequent to this resignation. Mr. Moraski has served as Senior Vice President of Corporate Development and Investments of Highmark Inc., since May 2003. Prior to joining Highmark and from July 1997, he served in various positions at Lycos Ventures, culminating in Senior Associate.

ITEM 6. EXHIBITS

(a) The following documents are filed as part of this report.

10.1	HVHC Inc. Long-term Incentive Plan.

10.2	HVHC Inc. Annual Executive Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company did not file a report on Form 8-K during the thirteen weeks ended September 29, 2007. On November 2, 2007, the Company filed a report on Form 8-K to announce the retirement of its CEO, David E. McComas, effective December 31, 2007 as well as the appointment of David Holmberg to CEO-elect. Mr. Holmberg will succeed Mr. McComas as CEO on January 1, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYE CARE CENTERS OF AMERICA, INC.

Date: November 12, 2007

/s/ Douglas C. Shepard
Douglas C. Shepard
Executive Vice President and Chief Financial Officer