Form 10-K
period 2007-12-29
EYE CARE CENTERS OF AMERICA INC
filed 2008-03-28
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2007.

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from              to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐     Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There was no common stock held by non-affiliates of the registrant as of June 30, 2007. As of March 15, 2007, there were 10,000 shares of the Company’s common stock ($0.01 par value) outstanding.

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

These factors are discussed more fully under “Item 1A. Risk factors.” In light of these risks, uncertainties and assumptions, the forward-looking statements and events discussed in this filing might not occur. You should assume the information appearing in this filing is accurate only as of the date on the front cover of this filing, as our business, financial condition, results of operations and prospects may have changed since that date. Unless required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

We are the third largest operator of optical retail stores in the United States as measured by net revenues. We currently operate 408 stores in 36 states, offering a broad assortment of high-quality eyeglasses and other eye care products. We believe our value oriented pricing strategy differentiates us from our competitors in the optical retail industry. Substantially all of our stores carry between 1,100 and 1,500 different styles of branded, private label and non-branded frames, which we pair with advanced eyeglass lens and lens treatment technologies and offer to our customers at attractive prices. We provide extensive in-house lens processing capabilities in most of our stores, allowing those stores to offer our customers one-hour services on most prescriptions. Optometrists located within or adjacent to all of our stores provide convenient eye exams, which we believe results in strong customer loyalty and a consistent source of optical retail customers. We believe this comprehensive eye care offering, in combination with our value-oriented pricing strategy and marketing tag line “Why Pay More?,” represents a compelling value proposition to consumers.

Our stores are located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Our strategy of clustering stores within targeted markets allows us to build local market leadership and strong consumer brand awareness, as well as achieve economies of scale in advertising and field management. We believe that we hold either the number one or two market share position as measured by net revenues in each of our top 10 markets, compromised of Washington, D.C., Houston, Dallas, Louisville, Phoenix, Tampa/St. Petersburg, Nashville, Minneapolis/St. Paul, Milwaukee and Atlanta.

In December 2004, Thomas H. Lee Partners agreed to sell all of its equity interests in us to ECCA Holdings Corporation (“ECCA Holdings”), a company controlled by Moulin Global Eyecare Holdings Limited (provisional liquidators appointed), which we refer to as Moulin, and Golden Gate Capital, which we refer to as Golden Gate (the “GGC Moulin Acquisition”) for a purchase price of $458.1 million. In this filing, a reference to Moulin shall, where applicable, include Offer High Investments, Ltd., a subsidiary of Moulin. Upon consummation of the GCC Moulin Acquisition in March 2005, we became a wholly owned subsidiary of ECCA Holdings.

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

Through its investment in us and combined with its other two vision subsidiaries, Davis Vision and Viva Optique, HVHC has a comprehensive offering of optical retail products, vision benefits and services, and the design and distribution of eyewear. From its path of vertical integration and through its three vision subsidiaries, HVHC had combined revenue exceeding $1.0 billion in 2007.

On October 29, 2007, we announced the retirement of David McComas as Chief Executive Officer effective December 31, 2007. On November 1, 2007, David Holmberg became our Chief Executive Officer – Elect and on January 1, 2008, Mr. Holmberg became our Chief Executive Officer. Mr. Holmberg formerly was Executive Vice President of Operations for Jo-Ann Stores, Inc. (JAS). His previous experience includes three years as President, Cole Licensed Businesses, a provider of retail optical services for Sears Optical, Target Optical, and Pearle Vision Canada, based in Cleveland. In addition, Mr. Holmberg held several key management positions at Zales Corporation (ZLC) in Dallas including Executive Vice President, Zale U.S., and President, Zale Canada.

Eye Care Centers of America, Inc. is incorporated in Texas. Our principal executive offices are located at 11103 West Avenue, San Antonio, Texas 78213-1392 and our telephone number at that address is (210) 340-3531.

Our competitive strengths

We believe we have the following competitive strengths:

Differentiated value strategy. We believe our value strategy, which combines our comprehensive service with a broad product selection and low prices, helps to distinguish us from our competition. We believe we offer a broader product selection, lower prices and faster turnaround time than independent optometrists, and a broader product selection, faster turnaround time, better-trained customer service professionals and better doctor availability than mass merchandisers and warehouse clubs. Substantially all of our stores feature between 600 and 800 different styles of high-quality branded, private label and non-branded frames, with between 1,500 and 2,000 stock-keeping units, which we believe represent two to three times the assortment typically provided by independent practitioners, mass merchandisers and warehouse clubs. We focus our marketing efforts around the tag line “Why Pay More?” and have implemented a value-oriented pricing strategy concentrating primarily on private label and non-branded frames, which has resulted in an increase in the volume of private label and non-branded frames to 79.2% of our units sold in fiscal 2007 from 65.5% in fiscal 2001.

Comprehensive service offering. We provide an integrated, comprehensive service offering in our optical retail stores through our proximity to optometrists, our well-trained employees and our in-house lens processing capabilities. In our experience, the location of optometrists within or adjacent to each of our stores is attractive to our customers because of the convenience it provides, and also benefits us by providing consistent customer traffic and high levels of customer loyalty. In 2007, we believe that over 68% of these optometrists’ regular eye exam patients purchased eyewear from our optical retail stores. We also provide extensive training to our employees to maximize productivity of our lab professionals and to ensure that our in-store customer service professionals can advise customers effectively in choosing among our broad frame selection and wide range of value-added products, including technologies such as specialty lenses and lens treatments. The final component of our service offering is our extensive in-house lens processing capabilities, which we provide in 83% of our store locations, allowing those stores to process most prescriptions within one hour. Our remaining stores utilize our centralized lab located in San Antonio, Texas, which is typically able to process and return glasses within three to five days.

Diverse geographic presence with a leading competitive position. We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 406 stores in 36 states, and conduct business under nine regional trade names. We believe all of our trade names have strong, established brand awareness among customers in their respective markets driven by our differentiated value strategy and targeted regional marketing. We believe this has given us either the number one or two market share position in each of our top 10 markets as measured by net revenues. Our broad geographic reach also makes us an attractive partner for managed vision care providers who seek retailers that deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations with flexible hours of operation and possess sophisticated management information and billing systems. In addition, we believe our geographic diversification enhances our cash flow stability because we are less vulnerable to slow downs in customer traffic and sales due to local economic conditions or weather.

Affiliation with HVHC. We are achieving and continuing to pursue opportunities from our relationship with our sister companies owned by HVHC. Davis Vision has the ability to sell managed care vision benefits and services throughout the country. Our stores are benefiting through increased participation on the Davis managed care network. Viva Optique is a frame wholesaler and is a licensee for several major brand names such as Guess, Tommy Hilfiger and Gant. We are leveraging their expertise in sourcing branded product in our stores. We are also leveraging our combined HVHC purchasing strength to achieve savings, the first of which has been product purchasing which has resulted in anticipated savings of $8.0 million over 2008 and 2009 for the HVHC group as whole.

Favorable industry trends. Our industry is characterized by stable demand. The medical and nondiscretionary nature of eye care purchases provides optical retailers with a consistent source of customers and moderate seasonal fluctuations. Over the period from 2003 to 2007, the optical retail industry grew from $24.1 billion to $25.6 billion according to Jobson Optical Research (“Jobson”), with growth in each year. However, as a result of customers’ desire for broad product selection, convenience, strong customer service and competitive prices, the largest optical retailers have gained market share at the expense of independent practitioners. For example, the total market share of the 10 largest optical retailers in the United States as measured by revenue increased from 20.6% in 2003 to 22.0% in 2006.

Stable financial performance. Our net revenues have increased from $237.9 million in fiscal 1999 to $477.8 million in fiscal 2007, or 100.8%. In the same period, our comparable store sales increased at an average of 2.7% per year, and for the fiscal year ended December 29, 2007 our comparable store sales increased by 5.7%. Historical financial performance is not necessarily indicative of future financial performance.

Experienced management team. Our senior management team has an average of 27 years of experience in the retail industry and an average of nine years of experience in the optical retail industry, and has worked together at ECCA since 1998, with the exception of James J. Denny, our Chief Operating Officer, who joined us in 2003 and David L. Holmberg, our Chief Executive Officer, who joined us in 2007. In 2001, our senior management team initiated our current value strategy across all of our stores, which has helped grow our net revenues while maintaining stable operating margins. Management has also reduced overhead and working capital levels, which has enabled us to consistently reduce our debt levels. In addition, because we have operated in a high-leverage environment since 1993, our management team has a strong track record of managing our company to generate cash flows for debt repayment.

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

Pursue selective store base expansion opportunities. We intend to continue our disciplined new store-opening program to take advantage of opportunities to improve our competitive position in our existing markets and potentially to enter attractive new markets where we believe we can achieve a leading market share position. In managing our store base, we use a site selection model utilizing proprietary software, which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate the attractiveness of new store openings. In general, our new stores require low capital expenditures to outfit and open, reducing the risk of our new store-opening program. In 2006, we opened fourteen new stores. In 2007, we opened twenty-five new stores. Consistent with our strategic objectives, management believes the opportunity exists to open approximately 25 new stores in both 2008 and 2009 in existing and new markets. Our 2008 and 2009 new market openings will focus primarily in the Chicago area, where we plan to open ten stores in 2008 and an additional five in 2009.

Capitalize on managed vision care plans. We primarily participate in fee-for-service funded managed vision care plans, from which we receive set fees for services provided to participants of a plan. As part of our ongoing efforts to further develop our managed vision care business, (i) we have developed significant relationships with insurance companies, which have resulted in our participation as an authorized provider for numerous regional and national managed vision care plans and (ii) we have implemented information systems necessary to compete for managed vision care business. While the average ticket price on products purchased under a managed vision care plan is typically slightly lower than a non-managed vision care sale, we believe managed vision care plan transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. We believe that the increased volume resulting from managed vision care plans also compensates for the lower average ticket price. We believe that managed vision care will continue to benefit large optical retail chains like us that have strong local market shares, broad geographic coverage and sophisticated management information and billing systems. Optical sales from managed vision care plans totaled 30% of our optical sales for the fiscal year ended December 29, 2007, compared to approximately 20% in 1997.

Store operations

Overview. As of March 1, 2008, we operated 408 stores in 36 states under separate trade names in each of our local markets, including “EyeMasters,” “Visionworks,” “Doctor’s Vision Works”, “Vision World,” “Dr. Bizer’s VisionWorld,” “Dr. Bizer’s ValuVision,” “Doctor’s ValuVision,” “Hour Eyes,” “Stein Optical,” “Eye DRx” and “Binyon’s.” Our stores are located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Our strategy of clustering our stores within targeted geographic markets has allowed us to build local market leadership and strong consumer brand awareness, as well as achieve economies of scale in advertising, management and overhead. Historically, optical retail chains that have changed their trade names after an acquisition have suffered a loss in revenues. We believe changing the names under which our stores operate in each market could result in a significant loss of customer traffic. As a result, we have maintained distinct trade names in the local markets in which we operate.

While all of our stores sell frames and lenses, we operate various store formats. Our superstores carry a broad product offering, have an optometrist adjacent to or within the store and have in-house lens processing capabilities. Our conventional stores, which are generally smaller than our superstores, also carry a broad product offering and have an optometrist adjacent to or within the store, but either have more limited or no in-house lens processing capabilities. As of March 1, 2008, we operated 338 superstores and 68 conventional stores.

Trade Name	Number Of Stores	Geographic Focus	Typical Store Format
EyeMasters	166	Southwest,	Superstores
		Midwest,	Sq. Ft. 4,000
		Southeast	Lab
			Contact Lenses (106 of 165 locations)

Visionworks	59	Southeast	Superstores
			Sq. Ft. 5,900
			Lab
			Contact Lenses

Doctor’s VisionWorks	59	Maryland, Colorado,	Superstores
		Atlanta and Chicago	3,500
			Lab
			Contact Lenses

Vision World	34	Primarily	Conventional
		Minnesota	Sq. Ft. 2,300
			Contact Lenses

Dr. Bizer’s VisionWorld, Dr. Bizer’s	25	Southeast &	Superstores
ValuVision, Doctor’s ValuVision		Central	Sq. Ft. 5,700
			Lab
			Contact Lenses

Hour Eyes	22	Primarily	Conventional
		Washington, DC &	Sq. Ft. 2,500
		N. Virginia	Lab
			Contact Lenses

Stein Optical	15	Primarily	Superstores
		Wisconsin	Sq. Ft. 3,400
			Lab
			Contact Lenses

Eye DRx	15	Primarily	Conventional
		New Jersey	Sq. Ft. 3,200
			Contact Lenses

Binyon’s	13	Primarily	Superstores
		Oregon	Sq. Ft. 4,600
			Lab

Total	408

As a result of our targeted approach to local markets, we believe that we hold a leading market position in all of our top 10 markets. We estimate that our market share ranking is either number one or two in each of these markets. The following table sets forth our top 10 markets as measured by our net revenues as of December 29, 2007.

Designated Market Area	Stores
Washington, D.C	22
Houston	21
Dallas	20
Louisville	7
Phoenix	13
Tampa/St. Petersburg	13
Minneapolis/St. Paul	21
Nashville	11
Milwaukee	15
Atlanta	14

Total of Top Ten Markets	157

Locations. We believe that the location of our stores is an essential element of our strategy to compete effectively in the optical retail market. We emphasize locations within regional shopping malls, strip shopping centers, power centers (which are strip shopping centers anchored by leading national retailers) and freestanding locations. We generally target retail space that is close to high volume retail anchor stores. Of our 408 stores, 204 are located in enclosed regional malls, 145 are in power or strip shopping centers and 59 are freestanding locations.

Store layout and design. The average size of our stores is approximately 4,050 square feet. We have recently developed and implemented a smaller and more efficient new store prototype, which ranges in size from approximately 2,800 square feet to 3,500 square feet depending upon the optometrist’s location within the store or in an adjacent location. Our new store prototype typically has approximately 450 square feet dedicated to the in-house lens processing area and 1,750 square feet devoted to product display and fitting areas. The optometrist’s office is generally 600 square feet if located within the store or 1,300 square feet if located adjacent to the store. Each store follows a uniform merchandise layout plan with the frames organized by gender suitability and frame style. Frames are displayed in self-serve cases along the walls and on tabletops located throughout the store. We believe our self-serve displays are more effective and customer friendly, and enhance the customer’s shopping experience compared to the locked glass cases or under-shelf trays used by some of our competitors. Above the display racks are photographs of men and women wearing our eyeglasses which are designed to help customers coordinate frame shape and color with their facial features. In-store displays and signs are rotated periodically to emphasize key vendors and new styles.

In-house lens processing. We offer extensive in-house lens processing capabilities in 83% of our store locations, which allows those stores to process most prescriptions within one hour. Lens processing involves grinding, coating and edging lenses. Each of our superstores has a full-service in-house lens-processing laboratory of approximately 450 square feet, which allows each superstore to process 80% to 85% of its prescriptions in one hour or less. Our conventional stores generally have smaller in-house lens processing laboratories with more limited capabilities. Our stores without in-house lens processing capabilities utilize our main laboratory in San Antonio, Texas, which has a typical turnaround of three to five days and also fills unusual or difficult prescriptions from all of our stores.

In-house optometrist. Adjacent to or within all of our stores is an optometrist who performs eye examinations and in some cases dispenses contact lenses. The optometrists generally have the same operating hours as our stores. The optometrists offer customers convenient eye exams and provide a consistent source of optical retail customers. In 2007, we believe that over 68% of these optometrists’ regular eye exam patients purchased eyewear from our adjacent optical retail stores. In addition, we believe proficient optometrists help to generate repeat customers and reinforce the quality and professionalism of each store.

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

At 299 of our 408 stores, including the 67 OD PC-owned stores, the optometrists operate optometry independently, and at the remaining 109 stores, the optometrists are our employees or independent contractors.

•

At 188 of our stores, the optometrists operate independently from us and lease space within or adjacent to each store to operate their eye examination practices. At 133 of these locations that operate within or adjacent to our EyeMasters stores we license the use of our trademark “Master Eye Associates” to the optometrists. At the other 55 locations the optometrists operate under their own trade names. Most of these independent optometrists pay us monthly rent consisting of a percentage of gross receipts or base rental, and those that use our trademark also pay us a licensing fee. For these locations, we consolidate only the results of the optical retail stores.

•

At 44 of our stores, the optometrists operate independently from us and lease space within or adjacent to each store to operate their eye examination practice, and we provide management services to the optometrist’s professional eye exam practice for which we receive a management fee under long-term management agreements. For these locations, we consolidate both the results of the optical retail stores and the results of the optometrists’ professional practices.

•

67 of our stores are owned by an OD PC. Each OD PC owns both the retail store and the professional eye examination practice. Each OD PC employs the optometrists and we provide management services to these stores (including the retail store and the professional practice) under long-term management agreements. The fees we earn under the long-term management agreements approximate substantially all of the cash flows from the OD PCs. Under generally accepted accounting principles (“GAAP”), we are required to consolidate the results of 54 of these stores with the results of our 340 directly-owned stores. The remaining 13 stores are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of the management agreements for those 13 OD PC-operated stores. At most of these locations, we lease the premises to the OD PC and provide the staff (other than the optometrists), furniture, fixtures and equipment. We have an option to purchase the OD PC (or its assets) utilizing an agreed upon calculation to determine the purchase price. As of December 29, 2007, these prices in the aggregate were approximately $6.9 million. The long-term management agreements specifically prohibit us from engaging in activities that would constitute controlling the OD PC’s practice under state optometric law and reserve such rights and duties for the OD PC.

•

At 109 of our stores, the optometrists are our employees or are independent contractors. For these locations, we consolidate the results of both the optical retail stores and the optometrist’s professional eye exam practices.

Store management. Each store has an operating plan that dictates appropriate staffing levels to maximize store profitability. In addition, a general manager is responsible for the day-to-day operations of each store. At higher volume stores, a retail manager supervises the merchandising area and the eyewear specialists. A lab manager trains the lab technicians and supervises eyewear manufacturing. Sales associates are trained to assist customers in making purchase decisions. The stores are open during normal retail hours, typically 10 a.m. to 9 p.m., Monday through Saturday and 12:00 p.m. to 6:00 p.m. on Sundays. Each major market is supervised by a territory director who is responsible for 10 to 20 stores. A portion of each store manager’s and territory director’s compensation is based on sales and profitability at their stores, as well as the results of customer satisfaction surveys, as described below.

Customer satisfaction surveys. We place a high value on customer service and monitor it by location and sales associate through the use of customer satisfaction surveys. Each month, we mail out customer satisfaction surveys to 40,000 to 60,000 of our customers who have purchased eyeglasses or contact lenses. The surveys consist of 10 questions relating to topics that we believe are critical to customer service. We receive 4,000 to 6,000 responses to the surveys each month and compile the results into a monthly performance report. The report describes the results of the survey for each region, territory, store and sales associate. We use these results to evaluate employee performance, and the results are integral to our decisions with respect to management bonuses and promotion. We believe that the stores that integrate the data collected through the surveys into their daily operations realize increased customer satisfaction, retention and referrals.

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

Breadth and depth of selection. Our stores offer customers high-quality frames, lenses, contact lenses, accessories and sunglasses, including branded, private label and non-branded frames. Frame assortments are tailored to match the demographic composition of each store’s market. Substantially all of our stores feature between 2,300 and 3,000 stock-keeping units with between 1,000 and 1,500 different styles of frames. We believe these inventory levels represent two to three times the assortment typically provided by independent practitioners, mass merchandisers, warehouse clubs and other smaller optical retailers. Approximately 21% of our frame inventory consists of national brand names such as Nine West, Polo/Ralph Lauren, Guess, Eddie Bauer and Laura Ashley, or branded frames, with an additional 28% manufactured specifically for us under our proprietary brands, or private label frames. The balance of our frame inventory is comprised of frames that have no brand, or non-branded frames. We believe that our broad selection of high-quality, lower-priced private label and non-branded frames allows us to offer more value to customers while improving our gross margin. In addition, we offer customers a wide variety of value-added eyewear features and services which generate higher gross margins. These include thinner and lighter lenses, progressive lenses and custom lens features, such as tinting, anti-reflective coatings, scratch-resistant coatings, ultra-violet protection and edge polishing.

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

Marketing

We actively support our stores with frequent local advertising in individual markets. Advertising expenditures totaled $40.0 million, or 8.4% of net revenues, in fiscal 2007. We generally expect advertising expenditures to remain consistent as a percentage of net revenues. We utilize a variety of advertising media and promotions in order to establish our image as a high-quality, cost competitive eyewear provider with a broad product offering. Our brand positioning is supported by a marketing campaign, which features the phrase “Why Pay More?”. In addition, we believe that our strategy of clustering stores in each targeted market area maximizes the benefit of our advertising expenditures.

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

As part of our ongoing effort to further develop our managed vision care business, we have (i) developed significant relationships with insurance companies, which has resulted in our participation as an authorized provider on numerous regional and national managed vision care plans, and (ii) we have implemented information systems necessary to compete for fee-for-service funded managed vision care business. We have made a strategic decision to pursue fee-for-service funded managed vision care plans rather than discount programs because we believe this strategy offers better growth potential. For the fiscal year ended December 29, 2007, 30% of our net revenues were derived from managed vision care plans. We believe our total managed vision care business will continue to account for approximately 30% of sales going forward, with the percentage attributable to funded programs increasing as net revenues from discount programs decline. None of our managed vision care plans account for 10% or more of our revenues.

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

Vendors

We have developed strategic relationships with key vendors, resulting in improved service and payment terms. We purchase a majority of our lenses from five principal vendors. In fiscal 2007, two vendors supplied over 61% of our lens materials. While these vendors supplied a significant share of the lenses used by us, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. We do not believe that we are dependent on these vendors or any other single vendor for lenses. We purchase frames from over 9 different vendors. In fiscal 2007, five vendors collectively supplied approximately 67% of our frames. Private label and non-branded frames can be sourced from multiple vendors, whereas any particular branded frame can only be obtained from a single vendor. We are not dependent on a single vendor of branded frames and, if necessary, we believe we could replace any of our branded frames with alternative brands available from different vendors. We believe that our relationships with our existing vendors are satisfactory and that significant disruption in the delivery of merchandise from one or more of our current principal vendors would not have a material adverse effect on our operations.

Competition

The optical retail industry is fragmented and highly competitive. We compete with (i) independent practitioners (including opticians, optometrists and ophthalmologists who operate an optical dispensary within their practice), (ii) other optical retail chains and (iii) mass merchandisers and warehouse clubs. We compete on the basis of our differentiated value strategy, which combines product selection, customer service and speed of delivery at competitive prices. Our largest optical retail chain competitors are LensCrafters and Cole National Corporation (Pearle Vision and Cole Licensed Brands), which are both owned by Luxottica Group SpA and had combined sales of approximately $2.6 billion in 2006. Our largest mass merchandiser competitor is Wal-Mart, which had sales of approximately $1.3 billion from its optical retail outlets in 2006. We also compete with practitioners offering corrective eye surgery procedures such as Laser-Assisted In-Situ Keratomileusis, or LASIK, which was introduced in 1996 as an alternative to eyeglasses and contacts.

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

We believe our operations are in material compliance with federal and state laws and regulations. However, these laws and regulations are subject to interpretation and amendment, and a finding that we are not in compliance could have a material adverse effect upon our revenues and cash flows. We cannot predict the impact of future developments or changes to the regulatory environment or the impact such developments or changes would have on our operations, our compliance costs, our relationships with optometrists or the implementation of our business plan. Regulation of the healthcare industry is constantly changing, which affects our opportunities, competition and other aspects of our business. From time to time we receive inquiries from state optometric boards and other regulatory authorities surrounding our corporate practices. Because the nature of these inquiries are fact and circumstance specific, we review and respond to such inquiries as necessary based upon the given facts and circumstances.

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

We have the following operating structures in place to address these and other regulatory issues:

•

At 232 of our stores, the optometrists are independent optometrists, who sublease space within or adjacent to each store to operate their eye examination practices and pay us monthly rent consisting of a percentage of gross receipts or base rental. The subleases contain standard provisions that would be common in most landlord/tenant relationships, but also include certain provisions that are unique to the optical retailer/optometrist relationship, including restrictions on selling optical goods and maintaining licensing. Substantially all of our subleases with the optometrists located within or adjacent to our stores are for a term of one year. We also license the use of our trademark “Master Eye Associates” at the 133 locations operating within or adjacent to our EyeMasters stores. Some of these licenses are royalty free, while others contain a license fee based on a percentage of gross receipts. At 44 of these stores, we also provide management services to the optometrist’s professional eye exam practice for a management fee. The management agreements specifically prohibit us from engaging in activities that would constitute controlling the optometrist’s practice for state law purposes and reserve such rights and duties to the optometrist.

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

•	At 109 of our stores, the optometrists are our employees or are independent contractors.

See “—Store operations-In-house optometrist” for more information.

Courts and regulatory authorities are likely to look at all of the agreements relating to our operating structures and the actual day-to-day operating procedures employed at each store location. While we regularly review our arrangements with optometrists and our operating procedures for compliance with applicable laws and regulations, we have not requested, and have not received, from any governmental agency any advisory opinion finding that such relationships are in compliance with applicable laws and regulations, and it is possible that any of these relationships may be found not to comply with such laws and regulations. Upon contact with the boards, we review the specifics of the inquiries and ensure that our actions are either further explained to the boards’ satisfaction or we cease the practice or advertisement. For example, a court or regulatory authority could conclude that our relationships and our operations result in the improper control of an optometric practice or otherwise do not comply with applicable laws and regulations. Violations of these laws and regulations may result in censure or delicensing of optometrists, substantial civil or criminal damages and penalties, including penalties, double and triple monetary damages and, in the case of violations of federal laws and regulations, exclusion from the Medicare and Medicaid programs, or other sanctions. In addition, a determination in any state that we are controlling an optometric practice or engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any sublease, management or service agreement between us and optometrists located in such state unenforceable or subject to modification, or necessitate a buyout of an OD PC.

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

In addition, the Stark Self-Referral Law (the “Stark Law”) imposes restrictions on physicians’ referrals for designated health services reimbursable by Medicare or Medicaid to entities with which the physicians have financial relationships, including the rental of space, if certain requirements have not been satisfied. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. We seek to structure our financial relationships with independent optometrists to meet certain specified exceptions set out in the Stark Law and regulations, including those related to space rental and personal service and long-term management agreements. Further, as a result of this law, at our stores with independent optometrists within or adjacent to our stores, we do not (i) refer customers to the independent optometrists located within or adjacent to our stores, or (ii) request such independent optometrists to refer their patients to our stores. Violations of any of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and, in the case of violations of federal laws, exclusion from participation in the Medicare and Medicaid programs.

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

Trademark and trade names

“EyeMasters(R),” “Visionworks(R),” “Vision World(SM),” “Dr. Bizer’s VisionWorld(R),” “Dr. Bizer’s ValuVision(TM),” “Doctor’s ValuVision(R),” “Hour Eyes(R),” “Stein Optical(R),” “Eye DRx(R)” and “Binyon’s(R)” are our store trademarks. In addition we have several products related trademarks such as “SlimLite(R)” “Aztec Collection(TM),” “ProVsport(TM),” “Chelsea Morgan(R),” “Boardroom Classics(R),” “Splendor(R),” “South Hampton(R),” “Robert Mitchel(R),” “Technolite(TM),” “Blue Moon(R)” and “See Better Look Better(R).”

Employees

As of December 29, 2007, we employed approximately 5,400 employees. Approximately 70 hourly paid workers in our Eye DRx stores are affiliated with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, with which the Company has a contract extending through November 30, 2009. We consider our relations with our employees generally to be good.

Optical retail industry

We operate in the U.S. optical retail industry, which generated $25.6 billion in sales in 2007.

The following chart sets forth expenditures (based upon products sold) in the optical retail market over the decade 2003 to 2007, based on Jobson research reports:

U.S. Optical Retail Sales by Sector 2003—2007

(Dollars in billions)

	2003	2004	2005	2006	2007
Frames	$8.1	$7.9	$8.2	$8.4	$8.8
Lenses/treatments	7.8	7.4	7.6	7.7	7.6
Examinations	4.3	4.2	4.3	4.7	4.6
Contact lenses	2.0	2.1	2.2	2.4	2.4
Sunglasses	1.9	1.9	1.9	2.2	2.2

	$24.1	$23.5	$24.2	$25.4	$25.6

We believe that the optical retail market is characterized by the following trends:

•

Favorable demographics. As of 2007, approximately 75% of the U.S. population age 18 and over (or more than 170 million individuals), including 94% of people over the age of 55, required some form of corrective eyewear. In addition to their higher utilization of corrective eyewear, the over-55 segment spends more per pair of glasses purchased due to their need for premium priced products like bifocals and progressive lenses and their generally higher levels of discretionary income. As the “baby boom” generation ages and life expectancies increase, we believe that this demographic trend is likely to increase the number of eyewear customers.

•

Increasing role of managed vision care. Managed vision care plans, such as those offered by insurance companies and Medicare, have become an important factor in the optical retail industry, with approximately 50% of all patients having some form of vision coverage in 2006. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of consumers. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed vision care plans encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement. We believe that large optical retail chains are well positioned to capitalize on the growth in participation in managed vision care plans as payors look to develop relationships with chains who deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations with flexible hours of operation and possess sophisticated management information and billing systems.

•

New product innovations. Since the late 1980s, several technological innovations have led to the introduction of new optical lenses and lens treatments, including progressive addition lenses (no-line bifocal lenses), high-index and aspheric lenses (thinner and lighter lenses), polycarbonate lenses (shatter resistant lenses) and anti-reflective lens coatings. These innovative products are popular among consumers, generally command premium prices and yield higher margins. The average retail price for all lenses and lens treatments has increased from $88 to $102 between 1995 and 2007, reflecting, in part, the rising popularity of these products.

•

LASIK surgery. Laser In-Situ Keratomileusis, or LASIK, was introduced in 1996 as an alternative to eyeglasses and contacts. In 2007, the number of procedures declined 5% from 2006 to 1.5 million adults, resulting in a similar 5% decline in dollars spent to $3.0 billion. Over the last five years, the number of people that have had the LASIK procedure has averaged approximately 958,000 people per year. The LASIK procedure is relatively expensive and is generally not covered by health insurance. We believe LASIK is unlikely to significantly impact the eyeglass market in the near future, although it could have a long-term cumulative impact, particularly if the LASIK procedure is later covered by health insurance or the cost of the procedure decreases.

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

The optical retail industry is highly fragmented and primarily consists of national and regional optical retail chains, mass merchandisers, independent optometry practitioners and warehouse clubs. However, as a result of customers’ desire for broad product selection, convenience, strong customer service and competitive prices, the largest optical retailers have gained market share at the expense of independent practitioners. For example, the total market share of the 10 largest optical retailers in the United States as measured by revenue increased from 20.6% in 2003 to 22.0% in 2006. We believe the largest optical retailers are well-positioned to further increase their market share. Below is a description of the types of retailers that compete in the optical retail industry.

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

Some of our competitors are much larger than us. For example, LensCrafters and Cole Vision, which are owned by Luxottica Group SpA, had combined sales of approximately $2.6 billion in 2006 and the optical outlets contained in Wal-Mart stores had sales of approximately $1.3 billion in 2006. These and other competitors have greater financial resources than we do and may be able to compete more effectively in an aggressive pricing environment. For example, when our major competitors offer significantly lower prices for their products we often adopt similar pricing strategies, which may reduce our revenues, gross margins and cash flows, and render us less able to compete with our largest competitors.

We may also encounter increased competition in the future from industry consolidation, increased use of LASIK procedures and from new competitors that enter our market. Increased competition could result in lower sales or downward price pressure on our products and services, which may adversely affect our revenues, gross margins and cash flows.

Adverse changes in economic conditions generally or in our markets, and changes in consumer tastes, could reduce demand for our products and services which could adversely affect our results of operations.

The optical retail industry may be affected by economic cycles. Downturns in general economic conditions or uncertainties regarding future economic prospects, which affect consumer disposable income, have historically adversely affected consumer spending habits in our principal markets. Therefore, such future economic downturns or uncertainties could reduce demand and have a material adverse effect on our revenues and cash flows.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) covers a variety of subjects which impact our businesses and the business of the optometrists, including the privacy and security of patient health care information and the standardization of electronic data transactions for purposes of medical billing. We have devoted, and continue to devote, resources to implement operating procedures within the stores and our corporate office to facilitate compliance with HIPAA regulations which became effective in 2003. Penalties under HIPAA, if applied to us, or a determination that we or any affiliated optometrists or OD PCs are not in compliance with such laws, could have a material adverse effect on our results of operations.

Regulation of the healthcare industry is constantly changing, which affects our opportunities, competition and other aspects of our business. Future developments or changes to the regulatory environment could adversely impact our operations, our compliance costs, our relationships with optometrists and the implementation of our business plan. For a more detailed discussion of these laws and regulations, see “Item 1. Business-Government regulation.”

Any events resulting in a change in our relationship with the optometrist located in or adjacent to our stores could have a material adverse effect on our business.

The location of optometrists within or adjacent to our stores is an important part of our operating strategy. No assurances can be given as to the likelihood of events adversely affecting the relationship with these optometrists or our ability to locate optometrists within or adjacent to our stores including, without limitation (i) a dispute with an optometrist or group of optometrists controlling multiple practice locations, (ii) a government or regulatory authority challenging our operating structure or our relationship with the optometrists, or (iii) other changes to applicable laws or regulations (or interpretations of the same), resulting in changes to our operating structures. Any of these events affecting our relationships with optometrists could affect our ability to attract and retain customers, and thus may have a material adverse affect on our business. See “Item 1. Business-Government regulation.”

While most of these optometrists operate one practice location, five optometrists operate an aggregate of 110 locations, which includes OD PCs. Due to this concentration of locations operated by these optometrists, disputes or regulatory issues with any of these optometrists could have a greater impact on our business.

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

A significant portion of medical care in the United States is funded by government and private insurance plans, including managed vision care plans. For the fiscal year ended December 30, 2006, and December 29, 2007, approximately 32% and 30%, respectively, of our net revenues were derived from managed vision care plans. The health care industry is experiencing a trend toward cost-containment with government and private insurance plans seeking to impose lower reimbursement, utilization restrictions and risk-based compensation arrangements. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover the cost of the services we provide to plan beneficiaries. In addition, many private insurance plans may base their reimbursement rates on the government rates. Private insurance plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and explorations of more cost-effective methods of delivering health care. Accordingly, reimbursement for purchase and use of eye care services may be limited or reduced, thereby adversely affecting our revenues and cash flows. Furthermore, government or private insurance plans may retrospectively and/or prospectively adjust payments to us in amounts which would have a material adverse effect on our cash flows and financial condition.

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

To guide our operations, we rely on the skills of certain members of our senior management team, including our Chief Executive Officer, David L. Holmberg, the loss of whom could have an adverse effect on our operations. Furthermore, other members of our senior management team have employment agreements with us that are terminable annually upon at least thirty days notice. Accordingly, key executives may not continue to work for us, and we may not be able to hire qualified replacements in a timely manner or at all, which could have a material adverse effect on our ability to implement our strategy and on our business operations.

Our goodwill is subject to annual impairment assessments.

Goodwill is the amount of excess purchase price over the fair market value of acquired net assets and identified intangibles. We perform an annual assessment of goodwill that involves the comparison of the fair value of the company with its carrying amount. Fair value is estimated using discounted cash flows and earnings multiples comparable to asset market values. If the fair value is less than the carrying value, goodwill is considered impaired. Impairment would adversely affect our results of operations. At December 29, 2007, our goodwill of $523,377 represents 78.2% of our total assets. We performed the necessary evaluation and no impairment exists.

Risks relating to the Notes

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the Notes.

The following table shows our level of indebtedness and certain other information as of December 29, 2007.

Long-term debt outstanding, including capital lease obligations, consists of the following:

Exchange Notes, face amount of $152,000 net of unamortized debt discount of $1,637	$150,363
Credit Facilities	106,875
Capital lease	967

258,205

Note—dollar amounts shown in thousands

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

•	the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations, including those related to the Notes;

•	certain of our borrowings, including borrowings under our New Credit Facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may place us at a disadvantage compared to our competitors that have a lower degree of leverage;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•

we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending and research and development activities that are important to our growth.

We may be able to incur more debt in the future, which may intensify the risks described in this filing. The indenture governing the Notes and our New Credit Facility do not prohibit us from so incurring more debt in the future. As of December 29, 2007, we were able to borrow up to an additional $25.0 million (excluding $2.6 million of letters of credit) under the revolving portion of our New Credit Facility. All of those borrowings would have been secured by substantially all of our assets and would have ranked senior to the Notes and the guarantees.

In addition, we will have substantial obligations under our non-cancelable operating leases relating to substantially all of our retail facilities as well as our corporate offices and distribution center. For fiscal 2008, our minimum operating lease payments are $34.2 million.

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

If we are unable to service our debt, we will be forced to take actions such as revising or delaying our strategic plans, reducing or delaying capital expenditures, selling assets, restructuring or refinancing our debt, including the Notes, or seeking additional equity capital. We may be unable to affect any of these remedies on satisfactory terms, or at all. Our New Credit Facility and the indenture that governs the Notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions or to use those proceeds to meet any debt service obligations then due. See Note 9 “Long-Term Debt” in the Notes to Consolidated Financial Statements.

If we cannot make scheduled payments on our debt, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable;

•	the lenders under our New Credit Facility could terminate their commitments to loan us money and foreclose against the assets securing their borrowings; and

•	we could be forced into bankruptcy or liquidation, which could result in investors losing their investment in the Notes.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

All of our borrowings under our New Credit Facility bear interest at a floating rate. As of December 29, 2007, we had approximately $106.9 million of long-term, floating-rate debt under our New Credit Facility. Accordingly, our net income will be affected by changes in interest rates. Assuming a one percentage point increase in the interest rate under our New Credit Facility, our pro forma interest expense for the fiscal year ended December 29, 2007 would have increased by approximately $1.1 million.

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

In addition, we have pledged a significant portion of our assets as collateral under our New Credit Facility. Our New Credit Facility also contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we may be unable to meet those tests. A breach of any of these covenants could result in a default under our New Credit Facility and/or the Notes. Upon the occurrence of an event of default under our New Credit Facility, the lenders could elect to declare all amounts outstanding under our New Credit Facility to be immediately due and payable and terminate all commitments to extend further credit, which would occur automatically in the case of certain bankruptcy and insolvency events with respect to us. If we were unable to repay those amounts, the lenders under our New Credit Facility could foreclose against the assets securing the obligations under the New Credit Facility. If the lenders under our New Credit Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay our New Credit Facility and our other indebtedness, including the Notes. See Note 9 “Long-Term Debt” in the Notes to Consolidated Financial Statements.

If we default on our obligations to pay our indebtedness we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under our New Credit Facility that is not waived by the required lenders, and the remedies sought by the holders of such indebtedness could render us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flows and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness (including covenants in the indenture governing the Notes and our New Credit Facility), we could be in default under the terms of the agreements governing such indebtedness, including our New Credit Facility and the indenture governing the Notes. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our New Credit Facility could elect to terminate their commitments thereunder, cease making further loans and foreclose against the assets securing their loans, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our New Credit Facility to avoid being in default. If we breach our covenants under our New Credit Facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our New Credit Facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation. See Note 9 “Long-term Debt” in the Notes to Consolidated Financial Statements.

The right to receive payments on the Notes and the guarantees is junior to the obligations under our New Credit Facility and possibly all our future borrowings.

The Notes and the related guarantees rank behind all of our and our guarantors’ existing and future senior obligations, including indebtedness and guarantees under our New Credit Facility. As a result, upon any distribution to our creditors or the creditors of the guarantors in bankruptcy, liquidation or reorganization or similar proceeding relating to us or the guarantors or our or their property, the holders of senior indebtedness of ours and the guarantors will be entitled to be paid in full in cash before any payment may be made with respect to the Notes or the related guarantees.

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

As of December 29, 2007, the Notes and the guarantees were subordinated to approximately $106.9 million of senior indebtedness and an additional $25.0 million was available for borrowing (excluding $2.6 million of letters of credit) as additional senior indebtedness under the revolving credit portion of our New Credit Facility, subject to certain conditions. We may be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture and the New Credit Facility.

Our obligations under our New Credit Facility are secured by certain of our assets.

In addition to being contractually subordinated to all existing and future senior indebtedness, our obligations under the Notes are unsecured while our obligations under our New Credit Facility are secured by first-priority or equivalent security interests in substantially all of our assets, including all the capital stock of, or other equity interests in, each of our existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interests in, each of our future foreign subsidiaries. If we or one of our subsidiaries are declared bankrupt or insolvent or if we default under our New Credit Facility, all of the funds borrowed thereunder may immediately become due and payable, which would occur automatically in the case of certain bankruptcy and insolvency events with respect to us. If we were unable to repay those amounts, the lenders could foreclose on the assets (including the stock of our subsidiaries) in which they have been granted a security interest, in each case to the exclusion of investors in the Notes, even if an event of default exists under the indenture governing the Notes at that time.

Creditors will not have any claim as a creditor against any professional corporations or other entities controlled by an optometrist.

In order to comply with regulations in certain states regarding the practice of optometry, we sublease 67 stores to professional corporations or other entities controlled by optometrists, which we refer to as OD PCs. We manage these stores pursuant to long-term agreements with the OD PCs, and although we do not own any of the OD PCs, under GAAP we consolidate the assets, liabilities, results of operations and cash flows of 54 of the 67 stores owned by OD PCs. However, our rights to the cash flow from the OD PCs are limited to our rights under the management agreements governing our relationship with the respective OD PCs. As of December 29, 2007, approximately $9.8 million, or 1.5%, of our total consolidated assets were owned by OD PCs. The OD PCs do not guarantee and will not guarantee the Notes investors in the Notes will not have any claim as a creditor against any assets owned by an OD PC. For additional information on the OD PCs see Note 9 to our Consolidated Financial Statements included elsewhere in this filing.

We may not be able to repurchase the Notes upon a change of control.

Upon the occurrence of a change of control or other specific kinds of change of control events, we will be required to offer to repurchase all outstanding Notes at 101% of their principal amount plus accrued and unpaid interest. We may not be able to repurchase the Notes upon a change of control because we may not have sufficient funds. Further, we are contractually restricted under the terms of our New Credit Facility or other future senior indebtedness from repurchasing all of the Notes tendered by holders upon a change of control. Accordingly, we may not be able to satisfy our obligations to purchase the Notes unless we are able to refinance or obtain waivers under our New Credit Facility. Our failure to repurchase the Notes upon a change of control would cause a default under the indenture and a cross-default under our New Credit Facility. Our New Credit Facility also provides that a change of control, as defined in such agreement, will be a default that permits the lenders to accelerate the maturity of borrowings thereunder and, if such debt is not paid, to enforce security interests in the collateral securing such debt, thereby limiting our ability to raise cash to purchase the Notes, and reducing the practical benefit of the offer-to-purchase provisions to the holders of the Notes. Any of our future debt agreements may contain similar provisions.

In addition, the change of control provisions in the indenture may not protect investors in the Notes from certain important corporate events, such as a leveraged recapitalization (which would increase the level of our indebtedness), reorganization, restructuring, merger or other similar transaction, unless such transaction constitutes a “Change of Control” under the indenture. Such a transaction may not involve a change in voting power or beneficial ownership or, even if it does, may not involve a change that constitutes a “Change of Control” as defined in the indenture that would trigger our obligation to repurchase the Notes. Therefore, if an event occurs that does not constitute a “Change of Control” as defined in the indenture, we will not be required to make an offer to repurchase the Notes and investors in the Notes may be required to continue to hold their Notes despite the event.

The ability to transfer the Exchange Notes may be limited by the absence of an active trading market, and an active trading market may not develop for the Exchange Notes.

The Notes are securities for which there is no established trading market. We do not intend to have the Notes listed on a national securities exchange or to arrange for quotation on any automated dealer quotation systems. The liquidity of the Notes will depend on a number of factors, including:

•	the number of holders of Notes;

•	our operating performance and financial condition;

•	the market for similar securities;

•	the interest of securities dealers in making a market in the Notes; and

•	prevailing interest rates.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market, if any, for the Notes may face similar disruptions that may adversely affect the prices at which investors may sell their Notes. Therefore, investors may not be able to sell their Notes at a particular time and the price that they receive when they sell may not be favorable.

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

If a court were to find that the issuance of the Notes or a guarantee was a fraudulent conveyance, the court could void the payment obligations under the Notes or such guarantee or further subordinate the Notes or such guarantee to presently existing and future indebtedness of ours or such guarantor, or require the holders of the Notes to repay any amounts received with respect to the Notes or such guarantee. In the event of a finding that a fraudulent conveyance occurred, investors in the Notes may not receive any repayment on the Notes. Further, the voidance of the Notes could result in an event of default with respect to our other debt and that of our guarantors that could result in acceleration of such debt.

Generally, an entity would be considered insolvent if, at the time it incurred indebtedness:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets; or

•

the present fair saleable value of its assets was less than the amount that would be required to repay its existing debts and liabilities, including contingent liabilities, as they become absolute and mature; or

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

As of December 29, 2007, we operated 411 retail locations in the United States. We believe our properties are adequate and suitable for our purposes. We lease all of our retail locations, the majority of which are under leases that in addition to our base rent require payment by us of our pro rata share of real estate taxes, utilities and common area maintenance charges. These leases range in terms of up to 15 years and generally have a 10 year duration, and we renew approximately 40 to 50 leases annually. In substantially all of our stores that we operate, we sublease (or the landlord leases) a portion of such stores or an adjacent space to an independent optometrist (or its wholly-owned operating entity). With respect to the OD PCs, we sublease the entire premises of the store to the OD PC. The terms of these leases or subleases range from one to 15 years, with rentals consisting of a percentage of gross receipts or base rental. The general location and character of our stores are described in “Item 1. Business—Store operations.”

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

We are a party to routine litigation in the ordinary course of our business. We do not believe that any such pending matters, individually or in the aggregate, are material to our business or financial condition. Nevertheless, we cannot predict the impact of future developments affecting our pending or future claims and lawsuits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter of Fiscal 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock, par value $.01 per share, of the Company is not traded on any established public trading market. There is one holder of the Common Stock, ECCA Holdings Corporation. No dividends were paid in fiscal 2005, 2006 or 2007 and payment of dividends is restricted by the Indenture governing the Notes (as defined in Management Discussion and Analysis – Liquidity and Capital Resources).

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the dates and periods indicated and should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and “Management’s discussion and analysis of financial condition and results of operations” included elsewhere in this filing. The selected historical consolidated financial data as of and for the five fiscal years ended December 27, 2003, January 1, 2005, December 31, 2005, December 30, 2006 and December 29, 2007 are derived from our audited Consolidated Financial Statements. In order to provide the most beneficial performance comparison, the results of our predecessors for the period January 2, 2005 to March 1, 2005 have been combined with the predecessor period March 2, 2005 to December 31, 2005 to represent a total fiscal year. Similarly, the results of our predecessor for the period January 1, 2006 to August 1, 2006 have been combined with the period August 2, 2006 to December 30, 2006 to represent a total fiscal year.

			Combined	Combined
(Dollars in thousands)	December 27, 2003	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007
Statement of Operations Data:
Net revenues	$369,852	$399,468	$406,246	$437,739	$477,775
Operating costs and expenses:
Cost of goods sold (1)	140,118	153,483	149,656	148,231	160,582
Selling, general and administrative (1)	193,162	203,621	210,541	227,709	249,557
Transaction expenses			15,642	7,547	—
Amortization of intangible assets	165	—	—	—

Total costs and expenses	333,445	357,104	375,839	383,487	410,139

Operating income	36,407	42,364	30,407	54,252	67,636
Interest expense, net	20,200	20,216	28,969	31,599	25,996

Income before income taxes	16,207	22,148	1,438	22,653	41,640
Income tax expense (benefit)	(9,600)	5,302	4,242	11,885	16,462

Net income (loss)	$25,807	$16,846	$(2,804)	$10,768	$25,178

Store Level Data:
Comparable store sales growth (2)	-0.30%	3.00%	3.00%	6.00%	5.70%
No. of stores (at period end)	371	377	380	387	411
Sales per store (3)	$1,010	$1,064	$1,139	$1,196	$1,197
Other Financial Data:
Depreciation and amortization	$16,818	$15,907	$16,496	$15,792	$17,916
Capital expenditures	10,971	10,639	13,469	17,474	22,231
Gross margin (4)	61.8%	61.3%	62.9%	65.9%	66.2%
Ratio of earnings to fixed charges (5)	1.52x	1.76x	1.04x	1.55x	2.15x
Net cash provided by operating activities	27,412	24,821	34,531	41,504	44,677
Net cash used in investing activities	(10,971)	(10,639)	(13,469)	(17,474)	(22,231)
Net cash provided by (used in) financing activities	(16,082)	(14,893)	(6,378)	(27,952)	(30,669)
Miscellaneous Data:
Adjusted EBITDA—see below	$53,725	$59,404	$64,319	$78,775	$87,032
Adjusted EBITDA margin %	14.53%	14.87%	15.83%	18.00%	18.22%

	As of
(Dollars in thousands)	December 27, 2003	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007
Balance sheet data:
Cash and cash equivalents	$3,809	$3,098	$17,782	$13,860	$5,637
Total assets	225,526	225,549	529,862	668,199	669,562
Long-term debt, including current maturities	238,825	223,913	315,897	288,646	258,205
Preferred stock	62,169	70,825	—	—	—
Total shareholders' equity (deficit)	(63,629)	(47,673)	162,407	321,378	346,556

(1)	Doctor payroll and expenses have been reclassed from Selling, general and administrative to Cost of goods sold.
(2)	Comparable store sales growth is calculated comparing net revenues for the period indicated to net revenues of the equivalent prior period for all stores open at least twelve months during such prior period. Note fiscal 2004 was a 53 week year. Comparable store sales growth of 3.0% for 2004 is based on inclusion of incremental week. If excluded, comparable store sales grow for fiscal 2004 was 4.9%. Fiscal 2005 comparable store sales growth was calculated excluding the incremental week for fiscal 2004.
(3)	Sales per store is calculated on a monthly basis by dividing total net revenues by the total number of stores open during the period. Annual sales per store is the sum of the monthly calculations.
(4)	Gross margin is cost of goods sold as a percentage of optical sales in a period
(5)	For the purposes of determining the ratio of earnings to fixed charges ‘earnings” represents income (loss) before income tax expense plus fixed charges. “Fixed charges” consists of interest, amortization of debt issuance costs and a portion of rent, which is representative of interest factor.

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

			Combined	Combined
	December 27, 2003	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007
Reconciliation of Adjusted EBITDA to Operating income:
Operating income	$36,407	$42,364	$30,407	$54,252	$67,636
Reconciling items:
Depreciation and amortization	16,818	15,907	16,496	15,792	17,916
Gain on extinguishment of debt	—	—	—	—	—
Transaction expense		633	15,642	7,547	—
Management fees	500	500	1,774	1,184	1,480

Adjusted EBITDA	$53,725	$59,404	$64,319	$78,775	$87,032

Reconciliation of Adjusted EBITDA to Net Cash provided by operating activities:
Net Cash provided by operating activities	$27,412	$24,821	$34,531	$41,504	$44,677
Deferred income taxes	14,015	2,063	(2,672)	(1,332)	(3,808)
Interest expense	20,200	20,216	28,969	31,599	25,996
Income tax provision	(9,600)	5,302	4,242	11,885	16,462
Changes in assets & liabilities	1,698	7,002	(751)	(4,881)	3,705

Adjusted EBITDA	$53,725	$59,404	$64,319	$78,775	$87,032

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

Introduction

We are the third largest operator of optical retail stores in the United States as measured by net revenue. We currently operate 408 stores in 36 states, including 341 directly-owned stores and 67 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 341 directly-owned stores, as well as the results of 54 of the 67 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 395 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 395 consolidated stores, as well as the professional fees of the optometrists at 207 of the stores. These 207 stores include 109 stores where the optometrist is our employee or an independent contractor, the 54 stores operated by an OD PC that are consolidated in our results and the 44 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expenses related to opening new stores adversely affect our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, management believes the opportunity exists to open approximately 25 new stores in both 2008 and 2009 in existing and new markets. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

We have made a strategic decision to pursue fee-for-service funded managed vision care plans. Fee-for-service funded managed vision care plans consist of insurance relationships where we receive set fees for services provided to participants of a plan as opposed to capitated funded managed vision care plans where we receive a set fee per plan participant to provide any and all services requested by participants of such plan. Under a fee-for-service funded managed vision care plan, we benefit from participants’ utilization of the plan, whereas under a capitated funded managed vision care plan we bear risk related to the level at which participants utilize such plan. Substantially all of our current funded managed vision care plans are fee-for-service funded managed vision care plans. Our managed vision care plans also include discount managed vision care plans where participants receive a set discount on eye care products. We believe that participation in managed vision care plans will continue to benefit us and other large optical retail chains with strong local market shares, broad geographic coverage and sophisticated management information and billing systems. We expect that optical revenues derived from managed vision care plans will continue to account for approximately 30% of our net revenues, but that the percentage attributable to fee-for-service funded managed vision care plans will increase as revenues from discount managed vision care plans decline. While the average ticket price on products purchased under managed vision care plans is typically slightly lower than a non-managed vision care sale, managed vision care plan transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. We believe that the increased volume resulting from managed vision care plans also compensates for the lower average ticket price.

Results of Operations

The following table sets forth the percentage relationship to net revenues of certain income statement data. In order to provide the most beneficial performance comparison, the period January 2, 2005 to March 1, 2005 of the THLee Predecessor and the period March 2, 2005 to December 31, 2005 of the GGC Moulin Predecessor have been combined to represent a total fiscal year. In addition, the period January 1, 2006 to August 1, 2006 of the GGC Moulin Predecessor and the period August 2, 2006 to December 30, 2006 of the Company have been combined to represent a total fiscal year. The year-to-year comparisons of financial results are not necessarily indicative of future results. We believe this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.

	Fiscal Year
	Combined	Combined
	2005	2006	2007
Net revenues:
Optical sales	99.2%	99.3%	99.4%
Management fee	0.8	0.7	0.6

Total net revenues	100.0	100.0	100.0

Operating costs and expenses:
Cost of goods sold (a)	37.1	34.0	33.8
Selling, general and administrative expenses (a)	52.3	52.4	52.6
Transaction expenses	3.9	1.7	—

Total operating costs and expenses	92.5	87.6	85.8

Income from operations	7.5	12.4	14.2
Interest expense, net	7.2	7.2	5.5

Income before income taxes	0.3	5.2	8.7
Income tax expense	1.0	2.7	3.4

Net income/(loss)	(0.7)	2.5	5.3

(a)	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this filing.

Fiscal 2007 compared to Fiscal 2006.

Net Revenues. Net revenues increased to $477.8 million in fiscal 2007 from $437.7 million in fiscal 2006. The increase was largely the result of a comparable store sales increase of 5.7% compared to fiscal 2006. We opened twenty-five stores and closed one store in fiscal 2007. Net revenues attributable to the new stores opened in fiscal 2007 were $10.4 million. The increase in net revenues attributable to the effect of stores opened in fiscal 2006 being open all of fiscal 2007 was $7.7 million. Comparable transaction volume increased by 4.8% compared to fiscal 2006 while average ticket prices increased by 0.9% compared to fiscal 2006. The increase in comparable store sales and average ticket prices was the result of a continued increase in the sales mix of premium lenses, strong acceptance of our value offering and $7.1 million from our participation in a new managed vision care contract through our sister company, Davis Vision, Inc. The new Federal Employees Dental and Vision Insurance Program (FEDVIP) commenced on December 31, 2006 which provides supplemental dental and vision benefits to federal employees, retirees and their dependents. Davis Vision was selected by the Blue Cross and Blue Shield Association to administer vision benefits under the FEP BlueVision program.

Gross Profit. Gross profit increased to $314.2 million in fiscal 2007 from $286.9 million in fiscal 2006. Gross profit as a percentage of optical sales increased to 66.2% in fiscal 2007 as compared to 66.0% in fiscal 2006. This increase was largely the result of the sale of lower cost frames purchased from China, an increase in the sales mix of higher margin premium lenses and an increase in the sales mix of high margin private label and value frames. These increases were offset by an increase in lab operating expenditures.

Selling General & Administrative Expenses (SG&A). SG&A increased to $249.6 million in fiscal 2007 from $228.0 million in fiscal 2006. SG&A, as a percentage of optical sales, increased to 52.6% in fiscal 2007 from 52.4% in fiscal 2006. This percentage increase was largely due to an increase in retail payroll expenditures as compared to fiscal 2006. This increase was related to our entry into the Chicago market and the non-recurring expenses for personnel training and occupancy. Slight increases in advertising, depreciation and overhead expenses were offset by the leveraging of occupancy expenditures during fiscal 2007.

Transaction Expenses. Transaction expenses were $7.5 million in fiscal 2006, all of which were incurred in the period ended August 1, 2006. The 2006 transaction expenses relate to the Highmark Acquisition and include seller expenses, management bonuses and write off of prepaid management fees.

Net Interest Expense. Net interest expense decreased to $26.0 million in fiscal 2007 from $31.6 million in fiscal 2006. This decrease was primarily due to lower outstanding debt balances as a result principal payments during 2007 and a decrease in interest rates as compared to fiscal 2006.

Income Tax Expense. Income tax expense increased to $16.5 million in fiscal 2007 from $11.9 million in fiscal 2006. Fiscal 2006 expense was affected by our transaction expenses and losses incurred by our OD PCs that are not deductible by us, resulting in an effective tax rate of 52.5% of pretax income. Fiscal 2007’s effective rate was 39.5% of pretax income.

Net Income. Net income was $25.2 million in fiscal 2007 compared to $10.8 million in fiscal 2006. This was primarily a result of the transaction expenses.

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

Cash flows from operating activities provided net cash for fiscal 2007, 2006 and 2005 of $44.7, $41.5 and $34.5 million, respectively. Our other sources of capital are cash on hand and funding from our revolving credit facility. As of December 29, 2007 we had $5.6 million of cash and cash equivalents available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our New Credit Facility, excluding $2.6 million letters of credit outstanding.

Payments on debt and issuance of debt, as well as equity transactions related to the Highmark and GGC Moulin Acquisitions have been our principal financing activities. Cash used in financing activities for fiscal 2007, 2006 and 2005 were $30.7 million, $28.0 million and $6.4 million, respectively.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was a deficit of $1.6 million as of December 29, 2007.

Capital expenditures for fiscal 2007, 2006 and 2005 were $22.2 million, $17.5 million and $13.5 million, respectively, and were our principal uses of cash for investing activities. The table below sets forth the components of these capital expenditures for fiscal 2005, 2006 and 2007.

	Fiscal Year Ended
	2005	2006	2007
Expenditure Category:
New Stores	$2.8	$5.7	$14.3
Information Systems	0.9	1.5	1.2
Lab Equipment	3.0	3.9	2.1
Store Maintenance	5.9	5.6	4.0
Other	0.9	0.8	0.6

Total Capital Expenditures	$13.5	$17.5	$22.2

Capital expenditures for fiscal 2008 are projected to be approximately $21.8 million. Of the planned 2008 capital expenditures, approximately $12.6 million is related to commitments to new stores and approximately $9.2 million is expected to be for improvement of existing facilities and systems.

Credit Facilities

In December 2002, we entered into a credit agreement which provided for $117.0 million in term loans and $25.0 million in revolving credit facilities (the “Old Credit Facility”). In connection with the GGC Moulin Acquisition, we entered into a new senior secured credit facility which consists of (i) the $165.0 million term loan facility (the “Term Loan Facility”); and (ii) the $25.0 million secured revolving credit facility (the “Revolver” and together with the Term Loan Facility, the “New Credit Facility”). The borrowings of the New Credit Facility together with the net proceeds from the offering of the Initial Notes and the equity investment of Moulin and Golden Gate were used to pay a cash portion of the purchase price of the GGC Moulin Acquisition, to repay debt outstanding under the Old Credit Facility, to retire our 9 1/8% Senior Subordinated Notes due 2008 and our Floating Interest Rate Subordinated Term Securities due 2008, pay the related tender premium and accrued interest and to pay the related transaction fees and expenses. Thereafter, the New Credit Facility is available to finance working capital requirements and general corporate purposes.

On December 21, 2006, we obtained an amendment and consent to our New Credit Facility. The amendment primarily reduce the interest rate on the credit agreement as well as changes several covenants. A prepayment of $25 million in principal was made in conjunction with the lenders’ approval and a prepayment of $9.0 million in principal was made in conjunction with the filing of the 2006 10-K in March, 2007, as required under the amendment. Additional voluntary prepayments of $20.0 million were made throughout Fiscal 2007.

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The Term Loan Facility quarterly amortization began in the third quarter of fiscal 2005 and continues through the date of maturity in fiscal 2012 according to the following schedule:

Amount
Year	(in millions)
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	100.30

$106.90

Interest. Each borrowing under the New Credit Facility bears interest at a floating rate, which can either be, at our option, a base rate or a Eurodollar rate, in each case plus an applicable margin. The base rate is defined as the higher of (i) the JPMorgan Chase Bank prime rate or (ii) the federal funds effective rate, plus one half percent (0.5%) per annum. The Eurodollar rate is defined as the rate for Eurodollar deposits for a period of one, two, three, six, nine or twelve months (as selected by us). The applicable margins, as amended in the December 2006 amendment, are:

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

Covenants. The New Credit Facility documentation contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facility, the negative covenants restrict our ability to do certain things, including but not limited to:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into any Moulin or Golden Gate acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of our property or assets;

•	prepay, redeem or repurchase our debt (including the Notes), or amend or modify the terms of certain material debt (including the Notes) or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders; and

•	agree to restrictions on the ability of our subsidiaries to pay dividends and make distributions.

The following financial covenants are included:

•	maximum consolidated leverage ratio;

•	maximum capital expenditures; and

•	minimum rent-adjusted interest coverage ratio.

As of December 29, 2007, we were in compliance with all of our financial covenants.

Mandatory prepayment. Our mandatory prepayment for Fiscal 2006 was waived by the December 2006 amendment which required a $25 million prepayment at the time of the amendment, as well as a $9.0 million prepayment in March 2007. Beginning with Fiscal 2007, we are required to make a mandatory annual prepayment of the Term Loan Facility in an amount based on our leverage ratio of excess cash flows as defined in the New Credit Facility, which percentage we expect to be reduced upon our achieving certain consolidated leverage ratios. Due to our voluntary prepayments during Fiscal 2007, no excess cash flow prepayment will be necessary. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

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

Notes

On February 4, 2005, we issued $152.0 million aggregate principal amount of our 10 3/4% Senior Subordinated Notes (the “Initial Notes”) due 2015. We filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the "Notes"). The registration statement was declared effective on September 26, 2005. The exchange period ended October 31, 2005. The Notes are the only notes of the Company which are currently outstanding.

The Notes:

•	are general unsecured, senior subordinated obligations of the Company;

•	mature on February 15, 2015;

•	are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company, including the New Credit Facility;

•	rank equally in right of payment to any future Senior Subordinated Indebtedness (as defined in the Indenture) of the Company;

•

are unconditionally guaranteed on a senior subordinated basis by each existing Subsidiary (as defined in the Indenture) of the Company and any future Restricted Subsidiary (as defined in the Indenture) of the Company that is not a Foreign Subsidiary (as defined in the Indenture);

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

Optional redemption. At any time prior to February 15, 2010, we may redeem all or part of the Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) the Applicable Premium (as defined in the Indenture) as of the date of redemption, plus (iii) accrued and unpaid interest on the notes, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

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

YEAR	REDEMPTION PRICE
2010	105.375%
2011	103.583%
2012	101.792%
2013 and thereafter	100.000%

Covenants. The Notes contain customary affirmative and negative covenants including but not limited to:

•	payment of securities

•	limitation on indebtedness;

•	limitation on restricted payments;

•	limitation on liens;

•	initial and future subsidiary guarantors; and

•	change of control.

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

Future Capital Resources. Based upon current operations, anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with borrowings currently available under the Revolver, are adequate to meet its anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve months. The ability of the Company to satisfy its financial covenants within its New Credit Facilities, meet its debt service obligations and reduce its debt will be dependent on the future performance of the Company, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond the Company’s control. See “Item 1A. Risk Factors – Risks relating to the Notes – We may not be able to repurchase the Notes upon a change of control.” The Company believes that its ability to repay the Notes and amounts outstanding under the New Credit Facilities at maturity will likely require additional financing. The Company cannot provide assurance that additional financing will be available to it. A portion of the Company’s debt bears interest at floating rates; therefore, its financial condition is and will continue to be affected by changes in prevailing interest rates.

Contractual Obligations. The Company is committed to make cash payments in the future on the following types of agreements:

•	Long-term debt

•	Operating leases for stores and office facilities

The following table reflects a summary of its contractual cash obligations as of December 29, 2007:

	Payments due by period
	Total	Less than 1 yr	1 to 3 yrs	3 to 5 yrs	More than 5 yrs
Long-Term Debt (1)	$257,238	$1,650	$3,300	$101,925	$150,363
Capital Lease Obligations	967	608	359	—	—
Operating Leases (2)	165,890	37,589	55,581	37,520	35,200
Interest on Long-Term Debt Obligations (3)	153,068	24,309	48,247	42,158	38,354
Purchase Obligations	—	—	—	—	—

Total future principal payments on debt (4)	$577,163	$64,156	$107,487	$181,603	$223,917

Note—dollar amounts shown in thousands

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $106.9 million of floating rate debt under our new senior credit facility. See Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See Liquidity and Capital Resources under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.
(3)	Represents interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 7.5% annual interest on $106.9 million of floating rate debt under our new senior credit facility. The assumed 7.5% interest on the new senior credit facility represents current rates at December 29, 2007. The new senior credit facility has quarterly principal payments of $412,500 and a final payment of $100,275,000 due March 1, 2012.
(4)	Does not include unrecognized tax benefits of $2.8 million, the timing of which is uncertain. Refer to Note 11 to the Consolidated Statements for additional discussion on unrecognized tax benefits.

Off-balance sheet arrangements

As of December 29, 2007, our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our New Credit Facility.

Critical accounting policies

Critical accounting policies are those that require us to make assumptions that are difficult or complex about matters that are uncertain and may change in subsequent periods, resulting in changes to reported results.

Our significant accounting policies are described in Note 2 “Summary of significant accounting policies” in the Notes to Consolidated Financials Statements. The majority of these accounting policies do not require us to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical and require us to make judgments and estimates. We have discussed these critical accounting policies with the audit committee of the board of directors.

•

Accounts receivable are primarily from third-party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings and adjustments to estimates of contractual reimbursement arrangements from third-party payors. Our allowance for doubtful accounts was $2.1 million and $2.2 million at December 30, 2006 and December 29, 2007, respectively. Revenues from third-party payors under managed vision care plans include estimated adjustments based on historical experience under the terms of the payor contracts with such third-party payors.

•

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable and an estimate of shrinkage, which is the variance between the expected balance and the actual physical counts of inventory. Our inventory reserve was $2.1 million at December 30, 2006 and December 29, 2007, respectively.

•

In accordance with SFAS No. 142, we have defined our reporting unit as the consolidated Company and performed our annual assessment of goodwill on a consolidated basis as of December 29, 2007, and based upon our analysis, we believe that no impairment of goodwill exists. We have also performed our annual assessment of trade names and believe no impairment exists as of December 29, 2007. There have been no indicators of impairment for goodwill or trade names since this assessment.

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

•

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates of future liabilities under the plan obtained from an independent actuarial firm. We believe the accrued liability of approximately $0.9 million and $1.0 million, which is included in other accrued expenses, as of December 30, 2006 and December 29, 2007, respectively, is adequate to cover future benefit payments for claims that occurred prior to December 29, 2007.

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

Interest Rate Risk

Our primary market risk exposure is interest rate risk. All of our borrowings under our New Credit Facility bear interest at a floating rate. As of December 29, 2007, we had approximately $106.9 million of long-term floating-rate debt under our New Credit Facility. Accordingly, our net income will be affected by changes in interest rates. Assuming a 1% point change in the interest rate under our New Credit Facility, our annual interest expense would change by approximately $1.1 million. See “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the event of changes in interest rates, we may take actions to mitigate our exposure by effectively fixing the interest rate on all or a portion of our floating rate debt. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are set forth in this annual report on Form 10-K commencing on page F-1 (“Consolidated Financial Statements”).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(c) under the Exchange Act. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 29, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

The management of Eye Care Centers of America, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. As of December 29, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included review of the documentation of controls, evaluation of design effectiveness of controls, testing of operating effectiveness of controls and a conclusion to this assessment. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 29, 2007, based on those criteria.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position
David L. Holmberg	49	Chief Executive Officer and Director
James J. Denny	63	President and Chief Operating Officer
George E. Gebhardt	57	Executive Vice President of Merchandising, Marketing and Managed Vision Care
Jennifer L. Kelley	36	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Charles M. Kellstadt	59	Executive Vice President of Store Operations
Diana Beaufils	54	Senior Vice President of Store Operations
John D. Jordan	54	Senior Vice President of Store Operations
James E. Carroll	43	Senior Vice President of Store Operations
Daniel C. Walker, III	50	Senior Vice President of Store Operations
J. Richard Llanes	45	Senior Vice President of Store Operations
Linda L. Lubecki	48	Senior Vice President of Store Operations
Robert T. Cox	42	Vice President of Human Resources
Brett C. Moraski	36	Director
David A. Blandino	56	Director, Compensation Committee Member & Audit Committee Member
Nanette P. DeTurk	49	Chairman of the Board, Audit Committee Member & Compensation Committee Member
William C. Springer	68	Director, Compensation Committee Member & Audit Committee Member

Directors of the Company are elected at the annual shareholders’ meeting and hold office until their successors have been elected and qualified. The officers of the Company are chosen by the Board of Directors and hold office until they resign or are removed by the Board of Directors.

David L. Holmberg has served as our Chief Executive Officer and Board of Director member since January 2008. Mr. Holmberg formerly was Executive Vice President for Jo-Ann Stores, Inc. His previous experience includes three years as President, Cole Licensed Businesses, a provider of retail optical services for Sears Optical, Target Optical and Pearle Vision Canada, based in Cleveland. In addition, Mr. Holmberg held several key management positions at Zales Corporation (ZLC) in Dallas including Executive Vice President, Zale U.S., and President, Zale Canada. Mr. Holmberg holds an MBA from the University of Texas at Dallas and is a graduate of the Harvard Business Schools Advanced Management Program.

James J. Denny has served as our Chief Operating Officer and President since December 2004. Mr. Denny’s responsibilities include overseeing the management of our new store growth and construction. From June 2003 to December 2004, Mr. Denny was our Senior Vice President of Store Operations overseeing the management of approximately one-quarter of our stores. From June 1967 to March 1992 and again from January 1994 to December 2002, Mr. Denny held various progressive operations positions culminating in President of Sears Puerto Rico with Sears Roebuck & Co. From March 1993 to January 1994, Mr. Denny served as Region Manager with Circuit City Stores, Inc.

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

Jennifer L. Kelley has served as our Executive Vice President and Chief Financial Officer since January 2008. Prior to her appointment as CFO, and since December 2005, Ms. Kelley served as our Vice President of Finance and Controller. Ms. Kelley has been with us since June 1997. Prior to her employment with us, Ms. Kelley worked at Price Waterhouse, LLP. Ms. Kelley is a certified public accountant in Texas.

Charles M. Kellstadt has served as Executive Vice President of Store Operations since July 2007, overseeing the management of all of our stores. From June 2005 to July 2007, Mr. Kellstadt served as a Senior Vice President of Store Operations, overseeing the management of approximately one-quarter of our stores. From November 2000 to June 2005, Mr. Kellstadt served as a Territory Director, overseeing approximately twenty of our stores. From September 1999 to October 2000, Mr. Kellstadt served as a General Manager with Best Buy. From 1994 to September 1999, Mr. Kellstadt served as District Manager for various districts with Circuit City. Prior to 1994, Mr. Kellstadt held several positions with Montgomery Ward Holding Corporation.

Diana Beaufils has served as a Senior Vice President of Store Operations since September 1998, overseeing the management of approximately one-fifth of our stores. From October 1993 to September 1998, Ms. Beaufils held various progressive operations positions culminating in Assistant Vice President with Circuit City Stores, Inc. Prior to October 1993, Ms. Beaufils held several operations positions with Montgomery Ward Holding Corporation.

John D. Jordan has served as a Senior Vice President of Store Operations since July 2007, overseeing the management of approximately one-fifth of our stores. From August 1996 to July 2007, Mr. Jordan served as a Territory Director, overseeing approximately twenty of our stores.

James E. Carroll has served as a Senior Vice President of Store Operations since September 2006, overseeing the management of approximately one-fifth of our stores. From August 2005 to August 2006, Mr. Carroll oversaw the management of our stores in Tennessee, primarily in the Nashville market. From 1998 to 2005, Mr. Carroll served as Territory Director for Gateway Computers. Prior to joining Gateway Computers, Mr. Carroll held several positions with Musicland/Media Play, Uptons and Phar-Mor Food and Drugs.

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

J. Richard Llanes has served as a Senior Vice President of Store Operations since December 2006, overseeing the management of approximately one-fifth of our stores. From October 1995 to December 2006, Mr. Llanes oversaw the management of our stores in Texas, primarily in the San Antonio and Austin markets. From joining us in 1988, Mr. Llanes held various progression operations positions culminating in Assistant Vice President.

Linda L. Lubecki has served as a Senior vice President of Store Operations since October 2007, overseeing the management of approximately 60 of our stores. From April 2006 to October 2007, Ms. Lubecki served as a Developmental Market Manager with Sam’s Club, Wal-Mart, Inc. Prior to joining Sam’s Club, Ms. Lubecki served as a District Manager for Gap Inc. From April 1993 to 2004, Ms. Lubecki served as an Assistant Vice President, Regional Vice President, District Manager and General Manager for Circuit City Stores, Inc. Within her 25 years of retail Ms. Lubecki also served in companies such as Target and Melville Corporation. Ms. Lubecki earned a BA in Business Management from the University of Phoenix.

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

David A. Blandino currently serves on the board of directors at Highmark Inc. and is a Clinical Associate Professor of Family Medicine at the University of Pittsburgh, a member of the UPMC Shadyside Hospital active medical staff and part time faculty member of the Family Practice Residency Program where he has worked since 1983.

Nanette P. DeTurk is Executive Vice President, Finance, Treasurer and Chief Financial Officer for Highmark Inc. and has held various management positions with Highmark and its predecessor company, Pennsylvania Blue Shield, since 1993.

Brett C. Moraski is Senior Vice President of Corporate Development and Investments of Highmark Inc. and has served in that role since May 2003. Prior to joining Highmark, Mr. Moraski served in various positions at Lycos Ventures, culminating in Senior Associate.

William C. Springer is a retired Executive Vice President with H.J. Heinz Company. He worked at H.J. Heinz from 1974 to 2000 and held various management and executive positions including head of Heinz North America, Heinz U.S.A. and H.J. Heinz of Canada. Mr. Springer served as a director of Highmark from 1996 through April, 2006.

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

Compensation Discussion and Analysis

The Compensation Committee determines our incentive compensation objectives for our Principal Officers. The committee reviews key compensation elements for our Principal Officers. During fiscal 2007, the committee did not receive information from a compensation consultant; however, a review of executive compensation by a third party consultant is in process for fiscal 2008. The following discussion details and analyzes our executive compensation programs and the amounts shown in the executive compensation tables that follow.

Executive Compensation Program Objectives and Design. Our executive compensation programs are designed to achieve the following key objectives:

•	Attract, retain and motivate top talent. Ensure we can recruit, maintain and motivate high caliber talent critical to our long-term success.

•	Pay for performance. Align compensation with our Company and individual performance on both a short-term and long-term basis.

•	Place portion of pay “at risk”. Allow for more meaningful sharing of Company and individual goals, by recognizing achievement of goals through incentive based pay.

•	Align to Shareholder’s interest. Align the long-term incentives of individual senior executive officers with the long-term interests of our shareholder.

Subsequent to the GGC Moulin Acquisition in March 2005, the material elements to our executive compensation programs are base salary and incentive based bonuses. The Company does not have, nor does it intend to implement, a stock ownership or stock option plan.

Base Salary. Base salary is determined by annual evaluation of performance as well as experience.

Fiscal 2007 Incentive Plan for Senior Executive Management. The incentive based bonus plan for James J. Denny, Douglas C. Shepard and George E. Gebhardt, the senior executive management team, had both a short term and long term element. Both elements were based upon key business drivers and the performance of the consolidated HVHC group. Approximately 40% of the incentive was based upon pretax earnings targets for the HVHC group with the remaining 60% based upon various key business drivers. For the long term element, the key business drivers were three year cumulative performance of EBITDA, return on invested capital and Davis Vision managed care enrollment. For the short term element, the key business drivers were fiscal 2007 pretax net income performance, Davis Vision managed care enrollment, our Chicago stores’ net revenue and unit sales of Viva branded product. All elements were measured against target numbers agreed to by the Compensation Committee. The compensation payment ranged between 90% to 115% of each senior executive’s annual base salary.

Fiscal 2007 Incentive Plan for Key Management. The incentive based bonuses had an incentive for both personal performance goals and company performance goals. The company performance goals are strictly based upon our company’s results and are not affected by the consolidated HVHC group. Personal performance goals represent 10% of the incentive and are set on an annual basis and relate to the executive’s principal duties. The overall company performance goal represents 90% of the incentive and is set on an annual basis and is related to adjusted EBITDA results for the fiscal year as compared to the financial plan approved by the Board of Directors. See “Item 6. Selected Financial Data” for a discussion of adjusted EBITDA. The compensation payment ranges between 0% and 100% of the executive’s annual base salary.

Fiscal 2008 Incentive Plan for Senior Executive Management. The incentive based bonus plan for David L. Holmberg, James J. Denny, George E. Gebhardt, Jennifer L. Kelley and Charles M. Kellstadt, the senior executive management team, has both a short term and long term element. Both elements are based upon key business drivers and the performance of the consolidated HVHC group. Approximately 40% of the incentive is based upon pretax earnings for the HVHC group with the remaining 60% based upon various key business drivers. For the long term element, the key business drivers are three year cumulative performance of EBITDA, return on invested capital and Davis Vision managed care enrollment. For the short term element, the key business drivers are fiscal 2008 pretax net income performance, retail sales to Davis Vision managed care enrollees, our retail locations’ net revenues related to progressive lens sales and unit sales of Viva branded product. The compensation payments range between 0% to 100% of each senior executive’s annual base salary.

Fiscal 2008 Incentive Plan for Key Management. The incentive based bonuses have an incentive for both personal performance goals and company performance goals. The company performance goals are strictly based upon our company’s results and are not affected by the consolidated HVHC group. Personal performance goals represent 10% of the incentive and are set on an annual basis and relate to the executive’s principal duties. The overall company performance goal represents 90% of the incentive and is set on an annual basis and is related to adjusted EBITDA for the fiscal year as compared to the financial plan approved by the Board of Directors. See “Item 6. Selected Consolidated Financial Data” for discussion of adjusted EBITDA. The compensation payment ranges between 0% and 100% of the executive’s annual base salary.

Director Compensation. We pay Dr. Blandino and Mr. Springer $1,500 for each board meeting in which they participate. Prior to April 1, 2007, the payment was $1,200. In addition, we pay these directors $1,000 for each meeting of the Audit committee or Personnel & Compensation committee in which they participate. Effective November 1, 2007, the committee meeting participation fee was reduced to $500 for certain meetings of the Audit Committee limited to SEC filings. Dr. Blandino and Mr. Springer also serve as directors on the boards of three of our affiliated vision companies that have also authorized the same meeting participation fees. When our board or committee meetings are held on the same day as the meetings of those affiliates, the director receives a single meeting participation fee for all the meetings capped at the above amounts and the cost is prorated among each entity. No other directors receive compensation for their attendance at board or committee meetings. The following table sets forth certain information concerning the compensation paid during Fiscal 2007 to our board of directors.

Director Compensation

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
David A. Blandino	5,550	—	—	—	—	—	5,550
William C. Springer	5,550	—	—	—	—	—	5,550

The following table sets forth certain information concerning the compensation paid during the last three years to our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers serving as executive officers at the end of fiscal 2007 (the “Named Executive Officers”).

Summary Compensation Table

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Compensation	All Other Compensation	Total
Name and Principal Position	Year	($) (a)	($) (b)	($)	($)	($) (d)	Earnings ($)	($) (c)	($)
David L. Holmberg Chief Executive Officer-Elect through 12/31/07; Chief Executive Officer beginning 1/1/08	2007	51,923	—	—	—	—	—	—	51,923
	2006	—	—	—	—	—	—	—	—
	2005	—	—	—	—	—	—	—	—

David E. McComas Chief Executive Officer through 12/31/07	2007	700,000	807,170	—	—	—	—	—	1,507,170
	2006	698,077	1,171,706	—	—	1,050,000	—	—	2,919,783
	2005	650,000	1,725,000	—	—	866,645	—	3,296,559	6,538,204

James J. Denny President and Chief Operating Officer	2007	362,323	—	—	—	345,870	—	—	708,193
	2006	344,523	328,283	—	—	417,120	—	—	1,089,926
	2005	325,662	250,000	—	—	283,931	—	14,161	873,754

Douglas C. Shepard Executive Vice President, Chief Financial Officer through 12/31/07	2007	315,000	—	—	—	—	—	—	315,000
	2006	281,250	373,473	—	—	378,000	—	—	1,032,723
	2005	256,346	250,000	—	—	223,175	—	265,072	994,593

Jennifer L. Kelley Vice President/Controller through 12/31/07; Executive Vice President, Chief Financial Officer beginning 1/1/08	2007	149,158	—	—	—	135,285	—	—	284,443
	2006	143,289	47,708	—	—	144,250	—	—	335,247
	2005	126,376	25,000	—	—	105,805	—	38,719	295,900

George E. Gebhardt Executive Vice President of Merchandising and Managed Vision Care	2007	331,915	—	—	—	301,044	—	—	632,959
	2006	319,154	281,165	—	—	321,000	—	—	921,319
	2005	307,615	300,000	—	—	236,910	—	646,359	1,490,884

Diana Beaufils Senior Vice President of Store Operations	2007	241,764	—	—	—	231,251	—	—	473,015
	2006	232,118	77,328	—	—	233,810	—	—	543,256
	2005	221,993	100,000	—	—	150,813	—	377,157	849,963

(a)	Represents annual salary, including any compensation deferred by the Named Executive Officer pursuant to the Company’s 401(k) defined contribution plan.
(b)	Represents bonus earned by the Named Executive Officer for services rendered in connection with the retirement of David E. McComas in 2007, the Highmark Acquisition in fiscal 2006 and the GGC Moulin Acquisition in fiscal 2005. Note bonus amounts were discretionary and approved by the Board of Directors.
(c)	Represents compensation received for vested common stock options owned by the Named Executive Officer which were cancelled and converted into a right to receive cash in connection with the GGC Moulin Acquisition.
(d)	Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year.

Grants of Plan-Based Awards. The Named Executive Officers have not been granted any options or SARs in fiscal 2007, nor were there any outstanding during 2007. The following table represents the grants of plan-based awards, all of which were non-equity incentive plan compensation, in fiscal 2007:

		Grants of Plan-Based Awards
		Estimated Future Payouts Under			Estimated Future Payouts Under			All Other	All Other	Exercise
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock	Option	or Base
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Awards	Awards	Price
Name	date	($)(a)	($)(b)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)
David E. McComas	1/1/07	—	630,000	1,120,000	—	—	—	—	—	—
James J. Denny	1/1/07	—	328,500	584,000	—	—	—	—	—	—
Jennifer L. Kelley	1/1/07	—	45,000	150,000	—	—	—	—	—	—
George E. Gebhardt	1/1/07	—	217,035	392,333	—	—	—	—	—	—
Diana Beaufils	1/1/07	—	72,963	243,210	—	—	—	—	—	—

Outstanding Equity Awards at Fiscal Year-End. There are currently no stock options outstanding nor is there a stock option plan in place. The Named Executive Officers have not been granted any SARs. All options were cancelled in connection with the GGC Moulin Acquisition.

Compensation Committee

The members of the compensation committee are Dr. Blandino, Mr. Springer and Ms. DeTurk. The committee has a charter. The principal duties and responsibilities of our compensation committee are to:

•	review and approve corporate goals and objectives relevant to our Chief Executive Officer’s, and other Principal officers’ compensation;

•	evaluate our CEO’s and our other Principal officers’ performance in light of the goals and objectives;

•	review the CEO’s and our other Principal officers’ compensation.

Compensation Committee Report

The compensation Committee of the Board of Directors of the Company (the “Committee”) is composed of three members of the Board. The Committee establishes, reviews and administers the Company’s executive incentive compensation program for the Chief Executive Officer and the other Principal Officers and determines the incentive compensation of such officers.

The Committee has reviewed and discussed the Compensation Discussion and Analysis report (the “CD&A”) for 2007 with management of the Company. Based on this review and discussion, the Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2007.

Code of Ethics

We have adopted a code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy of the code of ethics is posted on our corporate website, www.ecca.com.

Post-Termination Payments

Severance Agreements. In 2006, Mr. McComas, Mr. Denny, Mr. Shepard and Mr. Gebhardt entered into severance agreements with us. In 2007, Mr. Holmberg entered into a serverance agreement with us. Mr. McComas’ agreement was terminated at the time of his retirement and Mr. Shepard’s was terminated at the time of his resignation. The agreements provide for severance payments in the event of termination by us without cause, as defined within the agreement. Mr. Holmberg’s severance shall be paid over the 24 month period in accordance with the salary payment arrangements in effect at the time of such termination. At March 15, 2008, those payments would total approximately $900,000. Mr. Denny’s and Mr. Gebhardt’s severance shall be paid over the 18 month period in accordance with the salary payment arrangements in effect at the time of such termination. At March 15, 2008, those payments would total approximately $547,000 and $500,000, respectively. Each executive is also subject to standard restrictive covenants, including non-disclosure of confidential matters, non-competition during the term of employment and for a period of one year thereafter, and non-solicitation during the term of employment and for a period of one year thereafter.

Employment Agreement. Ms. Beaufils has entered into an employment agreement with us that provides for her employment for an initial term of one year and thereafter renewing for consecutive one-year terms unless terminated by either party and provides for a minimum base salary. She participates in the Fiscal 2008 Incentive Plan for Key Management. She is also entitled to receive severance in the event of termination by us without cause, as defined within the employment agreement, in an amount equal to her base salary for a period of nine months following such termination. Severance shall be paid over the relevant period in accordance with the salary payment arrangements in effect at the time of such termination. She is also subject to standard restrictive covenants, including non-disclosure of confidential matters, non-competition during the term of her employment and for a period of one year following termination for any reason other than termination without cause or our non-renewal of the agreement, and non-solicitation during the term of her employment and for a period of two years thereafter.

Stock Options

Under our 1998 stock option plan, our executive officers were granted non-qualified options to purchase shares of common stock at an exercise price equal to the market value on the date of grant. These options vested over a 3-year period. These options were cancelled in connection with the GGC Moulin Acquisition.

Merger consideration and management bonuses

In connection with the GGC Moulin Acquisition, our common stock and all vested options held by our Named Executive Officers were cancelled and converted into a right to receive cash that was based on a purchase price of $19.85 per share of common stock. In addition, certain members of senior management, including the Named Executive Officers, received bonuses for services rendered in connection with the GGC Moulin Acquisition. For the common stock, vested options and management bonus payments David E. McComas received approximately $5.5 million, James J. Denny received approximately $0.3 million, Douglas C. Shepard received approximately $0.6 million, George E. Gebhardt received approximately $1.7 million, Diana Beaufils received approximately $0.5 million and Jennifer L. Kelley, received approximately $0.2 million.

Certain members of senior management, including the Named Executive Officers, received bonuses for services rendered in connection with the Highmark Acquisition. David E. McComas received approximately $2.7 million, James J. Denny received approximately $0.5 million, Douglas C. Shepard received approximately $0.6 million, George E. Gebhardt received approximately $1.1 million, Diana Beaufils received approximately $0.3 million and Jennifer L. Kelley received approximately $0.2 million for common stock owned by such Named Executive Officers as well as the management bonus.

Compensation Committee Interlocks and Insider Participation. Through August 1, 2006, the Compensation Committee consisted of Messrs. Ashe, Rogers, Sutton and Chiong, none of whom were an officer or employee of the Company. Subsequent to August 1, 2006, the Compensation committee consisted of Messrs. Blandino, De Turk, and Springer, none of whom were an officer or employee of the Company. See discussion under “Item 13. Certain Relationships and related Transactions and Director Independence.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of shares of the Common Stock as of March 15, 2008 by persons who are beneficial owners of more than 5% of the Common Stock, by each director, by each executive officer of the Company and by all directors and executive officers as a group, as determined in accordance with Rule 13d-3 under the Exchange Act. All shares of the Common Stock are voting stock.

Name of Beneficial Owner(a)	Shares of Common Stock	Percentage of Class
ECCA Holdings Corporation (b),(c ), (d)	10,000	100.0%

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and reflects general voting power and/or investment power with respect to securities.
(b)	The business address for such person(s) is 11103 West Avenue, San Antonio, TX 78258.
(c)	Holding corporation ownership held by HVHC Inc.
(d)	Arrangements that could result in a change of control of the registrant are described in Item 13.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

THL Equity Advisors

In connection with the recapitalization of the Company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998. We incurred $500 thousand for Fiscal 2004 and $81 thousand for the fifty-nine day period ended March 1, 2005 for management and other consulting services. The management agreement was terminated in conjunction with the GGC Moulin Acquisition.

During fiscal 1998, Bernard W. Andrews, one of our former directors and who was our Chief Executive Officer at the time, purchased $1.0 million of our common stock, which was paid for by the delivery by Mr. Andrews of a promissory note payable to us with an original principal amount of $1.0 million. Mr. Andrews' promissory note accrued interest at a fixed annual rate of 9.0% and was secured by 96,061 shares of our common stock held by Bernard W. Andrews Revocable Trust U/A. The promissory note plus all accrued interest was paid in full in conjunction with the GGC Moulin Acquisition.

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

Highmark

In connection with the Highmark Acquisition, we became a wholly-owned subsidiary of HVHC. HVHC also owns Davis Vision, Inc. (“Davis”), a national managed vision care and optical retail company, and Viva Optique, Inc. (“Viva”), an international designer and distributor of eyewear and sunwear. Prior to the Highmark Acquisition, we were doing business with both Davis and Viva and these relationships have continued. During the one hundred fifty-one days ended December 30, 2006 and for Fiscal 2007, we recorded revenue of $2.8 million and $13.4 million, respectively, related to managed care reimbursements due from Davis. We have a receivable of $0.5 million and $0.9 million, related to these revenues at December 30, 2006 and December 29, 2007, respectively. During the one hundred fifty-one days ended December 30, 2006 and for Fiscal 2007, we recorded cost of goods sold of $0.2 million and $7.3 million, respectively, related to products purchased from Viva that were sold to our customers and purchased subsequent to the Highmark Acquisition. We purchased $3.4 million and $9.5 million of inventory through the one hundred fifty-one days ended December 30, 2006 and Fiscal 2007, respectively.

Management and Administrative Agreements. On December 15, 2006, we entered into the Management and Administrative Services Agreement with our parent, HVHC Inc. This agreement allows HVHC to charge us for the costs of its management and administration. We also entered into an Administrative Services Agreement with Highmark, HVHC’s parent. This agreement allows Highmark to allocate the costs of its administrative services to us. In fiscal 2006, there were no transactions. In fiscal 2007, we paid Highmark and its affiliates $0.9 million for management fees. In June 2007, we began contracting with Highmark to manage our employee health insurance benefits. We paid Highmark $0.9 million in administrative fees for plan administration and another $4.6 million was paid for claims reimbursement.

Tax Allocation Agreement. Subsequent to the Highmark transaction, we became part of Highmark’s consolidated federal tax return and no longer file a tax return on our own. On December 15, 2006, we entered into the Tax Allocation Agreement with Highmark. This agreement provides a mechanism to allocate our consolidated federal tax liability or benefit as well as for reimbursing Highmark for payment of tax liability. In fiscal 2006, there were no transactions. In 2007, we paid Highmark $3.6 million related to federal taxes for the one hundred fifty-one day period ended December 30, 2006 and $9.7 million related to estimated federal taxes for fiscal 2007. We also paid Highmark $0.5 million related to state taxes in fiscal 2007.

Director Independence

We are not a listed issuer whose securities are listed on a national securities exchange or on an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.

However, if we were a listed issuer whose debt securities were traded on the New York Stock Exchange (NYSE) and subject to such requirements, we would be entitled to rely on the debt listings exception contained in the NYSE Listing Manual, Rule 303A.00 for the exception from the requirements of Rule 303A, generally, including the requirement to have a Board of Directors made up of a majority of independent directors.

Furthermore, because we are not a listed issuer, we are also not subject to the requirements of Rule 10A-3 of the Exchange Act with respect to the independence of the members of our audit committee. As a wholly owned subsidiary of ECCA Holdings, we have not adopted any additional set of categorical standards for independence.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP acts as the principal auditor for the Company. Prior to the Highmark Acquisition, Ernst & Young LLP acted as the principal auditor for the Company and also provided certain audit-related, tax and other services. Before all outside accounting firms are engaged to render audit or non-audit services to the Company, the engagement is approved by the Audit Committee. The fees for the services provided by Ernst & Young and PricewaterhouseCoopers LLP to the Company in 2007 and 2006, respectively, were as follows:

•

Audit Fees were $395,000 and $775,000 for 2007 and 2006, respectively. Included in this category are fees for the annual financial statement audit, quarterly financial statement reviews, and several audits related to the 8/1/06 transaction.

•

Audit-Related Fees were $11,000 and $55,000 for 2007 and 2006, respectively. The fees, which are for assurance and related services other than those included in Audit Fees, include charges for audits of employee benefit plans, due diligence and assurance services related to the 8/1/06 transaction and were all paid to the former principal auditor, Ernst & Young.

•	Tax Fees were $12,500 and $99,589 in 2007 and 2006, respectively. These fees include charges for various federal and state tax research projects.

There were no other fees paid during either 2007 or 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

Page of 10-K

1.	FINANCIAL STATEMENTS

	Reports of Independent Registered Public Accounting Firms		F-2

	Consolidated Balance Sheets at December 30, 2006 and December 29, 2007		F-5

	Consolidated Statements of Operations for the Fifty-Nine Day Period Ended March 1, 2005, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006, for the One Hundred Fifty-One Day Period Ended December 30, 2006 and the Year Ended December 29, 2007		F-6

	Consolidated Statements of Shareholders’ Equity (Deficit) for the Fifty-Nine Day Period Ended March 1, 2006, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006 for the One Hundred Fifty-One Day Period Ended December 30, 2006 and for the Year Ended December 29, 2007		F-7

	Consolidated Statements of Cash Flows for the Fifty-Nine Day Period Ended March 1, 2006, for the Three Hundred Five Day Period Ended December 31, 2005 , for the Two Hundred Thirteen Day Period Ended August 1, 2006, for the One Hundred Fifty-One Day Period Ended December 30, 2006 and the Year Ended December 29, 2007		F-8

	Notes to the Consolidated Financial Statements		F-9

2.	FINANCIAL STATEMENT SCHEDULES

	Schedule II – Consolidated Valuation and Qualifying Accounts – For the Years Ended December 31, 2005, December 30, 2006 and December 29, 2007		F-44

3.	EXHIBITS

	2.1	Agreement and Plan of Merger dated as of April 25, 2006 among HVHC Inc., Franklin Merger Sub Inc., ECCA Holdings Shareholder Trust and ECCA Holdings Corporation. (I)

	3.1	Restated Articles of Incorporation of Eye Care Centers of America Inc. (a)

	3.2	Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)

4.1	Indenture dated as of February 4, 2005 among LFS-Merger Sub, Inc. and The Bank of New York as trustee, related to the issue of the 10 3/4% Senior Subordinated Notes due 2015. New York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008.(g)

4.2	Supplemental Indenture dated as of March 1, 2005 among LFS-Merger Sub, Inc., Eye Care Centers of America, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as trustee, related to the issue of the 10 3/4% Senior Subordinated Notes due 2015. (g)

4.3	Form of 10 3/4% Senior Subordinated Note due 2015 (included in Exhibit 4.1). (g)

4.4	Registration Rights Agreement dated as of March 1, 2005 among Eye Care Centers of America, Inc., the Subsidiary Guarantors listed therein, J.P. Morgan Securities, Inc., Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (g)

10.1	Credit Agreement dated as of March 1, 2005 among LFS-Merger Sub, Inc., ECCA Holdings Corporation, the lending institutions named therein, Bank of America, N.A. and Merrill Lynch Capital Corporation as co-syndication agents, and JP Morgan Chase Bank, N.A. as administrative agent. (g)

10.2	First Amendment and Consent dated as of June 29, 2006 to the Credit Agreement dated as of March 1, 2005 among Eye Care Centers of America, Inc., a Texas Corporation, ECCA Holdings Corporation, a Delaware Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Inc., as co-syndication agents and JPMorgan Chase Bank, N.A., as administrative agent. (i)

10.3	Guarantee and Collateral Agreement dated as of March 1, 2005 among ECCA Holdings Corporation, LFS-Merger Sub, Inc., the lenders named therein, and JP Morgan Chase Bank, N.A., as administrative agent. (g)

10.4	Second Amendment and Consent, dated as of December 21, 2006, to the Credit Agreement, dated as of March 1, 2005, among Eye Care Centers of America, Inc., ECCA Holdings Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & smith Incorporated, as co-syndication agents and JPMorgan Chase Bank, N.A., as administrative agent. (k)

10.5	Management and Administrative Service Agreement, dated as of December 15, 2006, by and between HVHC Inc. and Eye Care Centers of America, Inc. (l)

10.6	Administrative Services Agreement, dated as of December 15, 2006, by and between Highmark Inc. and Eye Care Centers of America, Inc. (l)

10.7	Severance Agreement of David Holmberg, dated November 1, 2007. (n)

10.8	Severance Agreement of David McComas, dated October 25, 2006. (j)

10.9	Severance Agreement of James J. Denny, dated October 25, 2006. (j)

10.10	Severance Agreement of Douglas Shepard, dated October 25, 2006. (j)

10.11	Severance Agreement of George Gebhardt, dated October 25, 2006. (j)

10.12	Employment Agreement dated April 15, 2002 between Eye Care Centers of America, Inc. and Robert Cox. (d)

10.13	Employment Agreement dated September 7, 1998 between Eye Care Centers of America, Inc. and Diana Beaufils. (f)

10.14	Employment Agreement dated July 29, 1998 between Eye Care Centers of America, Inc. and Dan Walker. (f)

10.15	Commercial Lease Agreement dated August 19, 1997 by and between John D. Byram, Dallas Mini #262, Ltd. and Dallas Mini #343, Ltd. and Eye Care Centers of America, Inc. (a)

10.16	Lease Agreement, dated February 27, 1997, by and between SCI Development Services Incorporated and Eye Care Centers of America, Inc. (a)

10.17	Amendment to Lease Agreement, dated June 1, 2003, by and between Prologis North American Properties, L.P. (successor in interest to SCI Development Services Incorporated) and Eye Care Centers of America, Inc. (g)

10.18	Retail Business Management Agreement, dated September 30, 1997, by and between Dr. Samit’s Hour Eyes Optometrist, P.C., a Virginia professional corporation, and Visionary Retail Management, Inc., a Delaware corporation. (g)

10.19	Amendment No. 1 to the Retail Business Management Agreement dated June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C., and Visionary Retail Management, Inc. (c)

10.20	Professional Business Management Agreement dated September 30, 1997, by and between Dr. Samit’s Hour Eyes Optometrists, P.C., a Virginia professional corporation, and Visionary MSO, Inc., a Delaware corporation.(g)

10.21	Amendment No. 1 to the Professional Business Management Agreement, dated June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C., and Visionary MSO, Inc. (c)

10.22	Retail Business Management Agreement, dated October 1, 1998, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. (g)

10.23	Amendment to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (c)

10.24	Amendment to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated August 31, 2000. (c)

10.25	Professional Business Management Agreement, dated October 1, 1998, by and between Visionary MSO, Inc., a Delaware Corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. (g)

10.26	Amendment to Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (c)

10.27	Amendment Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated August 1, 2000. (c)

10.28	Professional Business Management Agreement dated June 19, 2000, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Tom Sowash, O.D. and Associates, LLC, a Colorado limited liability company. (b)

10.29	Business Management Agreement by and between Vision Twenty-One, Inc. and Charles M. Cummins, O.D. and Elliot L. Shack, O.D., P.A. dated January 1, 1998. (d)

10.30	Amendment No. 1 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A., and Eye Drx Retail Management, Inc. dated August 31, 1999. (d)

10.31	Amendment No. 2 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated February 29, 2000. (c)

10.32	Amendment No. 3 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated May 1, 2000. (c)

10.33	Amendment No. 4 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated February 1, 2001. (c)

10.34	Amendment No. 5 to Business Management Agreement by and between Charles M. Cummins, O.D. P.A. and Eye Drx Retail Management, Inc. dated February 28, 2002. (d)

10.35	Amendment No. 6 to Business Management Agreement by and between Charles M. Cummins O.D., P.A and Eye Drx Retail Management, Inc. dated February 28, 2003. (d)

10.36	Professional Business Management Agreement dated July 2, 2006, by and between EyeMasters, Inc., a Delaware corporation, and Mark Lynn O.D. & Associates P.C., a Georgia professional corporation. (L)

10.37	Professional Business Management Agreement dated August 3, 2003, by and between EyeMasters, Inc., a Delaware corporation, and Jason Wonch O.D. and Associates, A P.C., a Louisiana professional optometry corporation. (e)

10.38	Professional Business Management Agreement dated May 31, 2004, by and between EyeMasters, Inc., a Delaware corporation and Tom Sowash O.D. & Associates, P.C., an Arizona professional optometry corporation. (g)

10.39	Option Agreement, dated September 30, 1997, by and between Daniel Poth, O.D., and Eye Care Holdings, Inc., a Delaware corporation. (g)

10.40	Amendment to the Option Agreement, dated April 18, 2005, by and between Daniel Poth, O.D. and Eye Care Holdings, Inc., a Delaware corporation. (g)

10.41	Amended and Restated Professional Business Management Agreement dated October 2, 2005 by and between Visionary Retail Management, Inc., a Delaware corporation as successor by merger to Visionary MSO, Inc., and Hour Eyes Doctors of Optometry, P.C., a Virginia Professional corporation formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C. (h)

10.42	Amended and Restated Retail Business Management Agreement dated October 2, 2005 by and between Visionary Retail Management, Inc., a Delaware corporation as successor by merger to Visionary MSO, Inc., and Hour Eyes Doctors of Optometry, P.C., a Virginia Professional corporation formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C. (h)

10.43	Professional Business Management Agreement dated July 2, 2006 by and between EyeMasters, Inc., a Delaware corporation and Mark Lynn O.D. & Associates, P.C. a Georgia Professional corporation. (L)

10.44	HVHC Inc. Long-term Incentive Plan. (m)

10.45	HVHC Inc. Annual Executive Incentive Plan. (m)

12.1	Statement re Computation of Ratios (o)

14.1	Business Conduct and Ethics Policy. (o)

14.2	Ethics for Financial Management. (d)

21.1	List of subsidiaries of Eye Care Centers of America, Inc. (o)

23.1	Consent of experts and counsel. (o)

24.1	Powers of Attorney (contained on the signature pages of this report). (o)

31.1	Certification of Chief Executive Officer (o)

31.2	Certification of Chief Financial Officer (o)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (o)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (o)

(a)	Previously provided with, and incorporated by reference from, the Registration Statement on Form S-4 (File No. 333 – 56551), as filed with the SEC on June 10, 1998.
(b)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended July 1, 2000.
(c)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10- K for the year ended December 30, 2000.
(d)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10-K for the year ended December 28, 2002.
(e)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
(f)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10-K for the year ended December 27, 2003.
(g)	Previously provided with, and incorporated by reference from, the Registration Statement on Form S-4 (File No. 333 – 56551), as filed with the SEC on May 3, 2005.
(h)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended October 1, 2005.
(i)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on August 2, 2006.
(j)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on October 25, 2006.
(k)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on December 21, 2006.

(l)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10-K for the year ended December 30, 2006.
(m)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended September 29, 2007.
(n)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form8-K filed on November 2, 2007.
(o)	Filed herewith.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (D) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

No annual report or proxy materials have been sent to security holders of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on March 28, 2008.

EYE CARE CENTERS OF AMERICA, INC.

By:	/s/ David L. Holmberg
David L. Holmberg
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints David L. Holmberg and Jennifer L. Kelley, and each of them, with the power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every Act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David L. Holmberg	Chief Executive Officer	March 28, 2008
David L. Holmberg	(Principal Executive Officer)

/s/ Jennifer L. Kelley	Executive Vice President and Chief Financial Officer	March 28, 2008
Jennifer L. Kelley	(Principal Financial and Accounting Officer)

/s/ Brett S. Moraski	Director	March 28, 2008
Brett S. Moraski

/s/ David A. Blandino	Director	March 28, 2008
David A. Blandino

/s/ Nanette P. DeTurk	Director	March 28, 2008
Nanette P. DeTurk

/s/ William C. Springer	Director	March 28, 2008
William C. Springer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Eye Care Centers of America, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets at December 30, 2006 and December 29, 2007	F-5

Consolidated Statements of Operations for the Fifty-Nine Day Period Ended March 1, 2005, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006, for the One Hundred Fifty-One Day Period Ended December 30, 2006 and for the Year Ended December 29, 2007	F-6

Consolidated Statements of Shareholders’ Equity (Deficit) for the Fifty-Nine Day Period Ended March 1, 2005, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006, for the One Hundred Fifty-One Day Period Ended December 30, 2006 and for the Year Ended December 29, 2007	F-7

Consolidated Statements of Cash Flows for the Fifty-Nine Day Period Ended March 1, 2005, for the Three Hundred Five Day Period Ended December 31, 2005, for the Two Hundred Thirteen Day Period Ended August 1, 2006, for the One Hundred Fifty-One Day Period Ended December 30, 2006 and for the Year Ended December 29, 2007	F-8

Notes to the Consolidated Financial Statements	F-9

Schedule II – Consolidated Valuation and Qualifying Accounts – For the Years Ended December 31, 2005, December 30, 2006 and December 29, 2007	F-44

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Eye Care Centers of America, Inc.

San Antonio, Texas

We have audited the accompanying consolidated statements of operations, shareholder’s equity, and cash flows for the three hundred and five day period ended December 31, 2005 and the fifty-nine day period ended March 1, 2005 of Eye Care Centers of America, Inc. and subsidiaries. Our audit also included the financial statement schedule listed in the index at item 15 (a) (2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the three hundred and five day period ended December 31, 2005 and the fifty-nine day period ended March 1, 2005 of Eye Care Centers of America, Inc. and subsidiaries in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst &Young LLP

March 10, 2006

San Antonio, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eye Care Centers of America, Inc.:

In our opinion, the accompanying consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Eye Care Centers of America, Inc. and its subsidiaries (the “GGC Moulin Predecessor”) for the two hundred thirteen day period ended August 1, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the GCC Moulin Predecessor’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Houston, Texas

March 24, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Eye Care Centers of America, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Eye Care Centers of America, Inc. and its subsidiaries (the Company) at December 29, 2007 and December 30, 2006 the results of their operations and their cash flows for the year ended December 29, 2007 and for the one hundred fifty-one day period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes, effective January 1, 2007.

PricewaterhouseCoopers LLP

Houston, Texas

March 24, 2008

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands unless indicated otherwise)

	December 30, 2006	December 29, 2007
Assets
Current assets:
Cash and cash equivalents	$13,860	$5,637
Accounts receivable, less allowance for doubtful accounts of $2,096 in fiscal 2006 and $2,211 in fiscal 2007	9,341	10,323
Inventory, less reserves of $2,133 in fiscal 2006 and $2,121 in fiscal 2007	32,206	32,933
Deferred income taxes, net	988	1,606
Prepaid expenses and other	9,322	9,089

Total current assets	65,717	59,588
Property and equipment, net of accumulated depreciation and amortization of $6,545 in fiscal 2006 and $23,991 in fiscal 2007	57,724	62,466
Goodwill	523,301	523,377
Other assets	8,392	7,876
Deferred income taxes, net	13,065	16,255

Total assets	$668,199	$669,562

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$22,669	$21,142
Current portion of long-term debt	10,939	2,255
Deferred revenue	2,285	3,655
Accrued payroll expense	8,955	10,847
Accrued taxes	8,231	10,496
Accrued interest	7,157	6,700
Other accrued expenses	8,153	6,126

Total current liabilities	68,389	61,221
Long-term debt, less current maturities	277,707	255,950
Other long-term liabilities	725	5,835

Total liabilities	346,821	323,006

Commitments and contingencies
Shareholder’s equity:
Common stock, par value $.01 per share; 10,000 shares authorized, issued and outstanding in fiscal 2006 and fiscal 2007	—	—
Additional paid-in capital	317,152	317,152
Retained earnings	4,226	29,404

Total shareholder’s equity	321,378	346,556

	$668,199	$669,562

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

	THLee Predecessor	GGC Moulin Predecessor		Company
	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-One Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007
NET REVENUES:
Optical sales	$74,839	$328,018	$261,623	$173,193	$474,828
Management fee	560	2,829	1,806	1,117	2,947

Total net revenues	75,399	330,847	263,429	174,310	477,775
OPERATING COSTS AND EXPENSES:
Cost of goods sold	27,669	121,987	88,218	60,013	160,582
Selling, general and administrative expenses	37,205	173,336	134,329	93,380	249,557
Transaction expenses	15,642	—	7,547	—	—

Total operating costs and expenses	80,516	295,323	230,094	153,393	410,139

INCOME (LOSS) FROM OPERATIONS	(5,117)	35,524	33,335	20,917	67,636
INTEREST EXPENSE, NET	3,433	25,536	18,410	13,189	25,996

INCOME (LOSS) BEFORE INCOME TAXES	(8,550)	9,988	14,925	7,728	41,640
INCOME TAX EXPENSE (BENEFIT)	(1,676)	5,918	8,383	3,502	16,462

NET INCOME (LOSS)	(6,874)	4,070	6,542	4,226	25,178
LESS PREFERRED STOCK DIVIDENDS	1,493	—	—	—	—

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(8,367)	$4,070	$6,542	$4,226	$25,178

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

	Common Stock		Additional Paid-In Capital	Preferred Stock	Retained Earnings (Deficit)	Total Shareholders’ Equity (Deficit)
	Shares	Amount
THLee Predecessor
Balance at January 1, 2005	7,397,689	74	18,713	70,825	(137,285)	(47,673)

Dividends accrued on preferred stock	—	—	(1,493)	1,493	—	—
Interest receivable on loan to shareholder	—	—	(55)	—	—	(55)
Loan to shareholder repayment	—	—	1,668	—	—	1,668
Repurchase of preferred stock and cumulative dividend payment	—	—	—	(72,318)	—	(72,318)
Repurchase of common stock and conversion of options as a part of the transaction	(7,397,689)	(74)	(168,116)	—	—	(168,190)
Common stock issued as a part of the transaction	10,000	—	172,717	—	—	172,717
Excess of purchase price over equity investment	—	—	288,436	—	—	288,436
Tax benefit of options exercised	—	—	4,931	—	—	4,931
Transaction fees	—	—	(14,195)	—	—	(14,195)
Elimination of retained deficit	—	—	(144,159)	—	144,159	—
Net loss	—	—	—	—	(6,874)	(6,874)

Balance at March 1, 2005	10,000	—	158,447	—	—	158,447

GGC Moulin Predecessor
Capitalization of Successor Company at March 2, 2005	10,000	—	158,447	—	—	158,447
Dividend to parent	—	—	—	—	(110)	(110)
Net income	—	—	—	—	4,070	4,070

Balance at December 31, 2005	10,000	—	158,447	—	3,960	162,407

Common stock purchase	—	—	(158,447)	—	—	(158,447)
Common stock sale	—	—	308,620	—	—	308,620
Contribution from parent	—	—	7,928	—	—	7,928
Dividend to parent	—	—	—	—	(30)	(30)
Elimination of retained earnings	—	—		—	(10,472)	(10,472)
Net income	—	—	—	—	6,542	6,542

Balance at August 1, 2006	10,000	—	316,548	—	—	316,548

Company
Capitalization of Successor Company at August 2, 2006	10,000	—	317,152	—	—	317,152
Net income	—	—	—	—	4,226	4,226

Balance at December 30, 2006	10,000	—	317,152	—	4,226	321,378

Net income	—	—	—	—	25,178	25,178

Balance at December 29, 2007	10,000	$—	$317,152	$—	$29,404	$346,556

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

	THLee Predecessor	GGC Moulin Predecessor		Company
	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-One Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007
Cash flows from operating activities:
Net income (loss)	$(6,874)	$4,070	$6,542	$4,226	$25,178
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,683	13,812	9,238	6,555	17,483
Amortization of debt issue costs	309	2,106	1,484	95	351
Deferrals and other	6	329	932	800	4,452
(Gain)/loss on disposition of property and equipment	(1)	405	103	67	—
Benefit (provision) for deferred taxes	(1,718)	4,390	1,658	(322)	(3,808)
Goodwill adjustment	—	1,606	—	—	—
Deferred financing costs write-off	3,534	—	—	—	—
Changes in operating assets and liabilities:
Accounts and notes receivable	(8,566)	8,529	1,260	(164)	(982)
Inventory	425	(2,509)	(655)	(909)	(727)
Prepaid expenses and other	523	1,567	2,222	1,060	123
Accounts payable and accrued liabilities	11,389	(1,484)	11,759	(4,447)	2,607

Net cash provided by operating activities	1,710	32,821	34,543	6,961	44,677

Cash flows from investing activities:
Acquisition of property and equipment	(1,850)	(11,619)	(9,615)	(7,859)	(22,231)

Net cash used in investing activities	(1,850)	(11,619)	(9,615)	(7,859)	(22,231)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	314,712	—	—	—	—
Common stock sale, net	158,521	—	308,620	—	—
Retirement of treasury stock	1,668	—	—	—	—
Dividend to parent	—	(110)	(30)	—	—
Payments for refinancing fees	(16,925)	(879)	—	(442)	—
Purchase and retirement of preferred stock	(72,318)	—	—	—	—
Common stock buyback	(168,116)	—	(308,620)	—	—
Payments on debt and capital leases	(213,872)	(9,059)	(1,478)	(26,002)	(30,669)

Net cash provided by (used in) financing activities	3,670	(10,048)	(1,508)	(26,444)	(30,669)

Net (decrease) increase in cash and cash equivalents	3,530	11,154	23,420	(27,342)	(8,223)
Cash and cash equivalents at beginning of period	3,098	6,628	17,782	41,202	13,860

Cash and cash equivalents at end of period	$6,628	$17,782	$41,202	$13,860	$5,637

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$618	$21,801	$17,471	$13,749	$26,817
Taxes	—	1,698	473	5,566	11,241
Noncash investing and financing activities:
Dividends accrued on preferred stock	1,493	—	—	—	—

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

The Highmark Acquisition was accounted for using the push-down method of accounting. Accordingly, a portion of the purchase price was preliminarily allocated to the tangible identifiable and intangible assets and liabilities acquired based on their estimated fair values with the balance of the purchase price, $523.4 million included in goodwill. Approximately $54.2 million of this goodwill is deductible for tax purposes.

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

The acquisitions of the Company (see footnote 1) were accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price has been “pushed-down” and allocated to the assets and liabilities of the Company. Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting. The Company’s Consolidated Statements of Operations and Cash Flows for the fifty-nine days ended March 1, 2005 reflect the operations of the Company prior to the GGC Moulin Acquisition. The Company’s Consolidated Statements of Operations and Cash Flows for the two hundred five days ended December 31, 2005 and the two hundred thirteen days ended August 1, 2006 and the Consolidated Balance Sheet as of December 31, 2005 reflect the operations of the Company prior to the Highmark Acquisition. Hence there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

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

Reporting periods

We use a 52/53-week reporting format. Fiscal year 2005 ended December 31, 2005 (“Fiscal 2005”) and consisted of 52 weeks, which has been divided into the 59 day period ended March 1, 2005 of the THLee Predecessor and the 305 day period ended December 31, 2005 of the GGC Moulin Predecessor. Fiscal year 2006 ended December 30, 2006 (“Fiscal 2006”) and consisted of 52 weeks, which has been divided into the 213 day period ended August 1, 2006 of the GGC Moulin Predecessor and the 151 day period ended December 30, 2006 of the Company. Fiscal year 2007 ended December 29, 2007 (“Fiscal 2007”) and consisted of 52 weeks.

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

Accounts receivable

Accounts receivable are primarily from third-party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, merchandise, rent and license fee receivables. Accounts receivable are stated at carrying value which approximates fair value. Our allowance for doubtful accounts requires significant estimation and primarily relates to amounts owed to us by third-party insurance payors. This estimate is based on the historical ratio of collections to billings. Management writes off receivable balances when they are deemed uncollectible. Our allowance for doubtful accounts was $2.1 million at December 30, 2006 and $2.2 million at December 29, 2007.

Inventory

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted-average method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by management to be unsaleable as well as an estimate of shrinkage. Our inventory reserve was $2.1 million at December 30, 2006 and December 29, 2007, respectively.

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Estimated useful lives are as follows:
Building	20 years
Furniture and equipment	2 to 10 years
Leasehold improvements	5 to 10 years

Maintenance and repair costs are charged to expense as incurred. Expenditures for significant betterments are capitalized.

Goodwill

Goodwill is the amount of excess purchase price over the fair market value of acquired net assets and identified intangibles. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, we test for the impairment of goodwill on at least an annual basis. Our goodwill impairment test involves comparison of the fair value of each reporting unit with its carrying amount. Fair value is estimated using earnings multiples comparable to asset market values. If the fair value is less than the carrying value, goodwill is considered impaired. Based on our analysis at December 29, 2007, we believe that no impairment of goodwill exists and there are no indicators of impairment since this assessment.

Balance at January 2, 2005 (THLee Predecessor)	$107,423
Adjustment for new basis	261,107

Balance at March 1, 2005 (GGC Moulin Predecessor)	368,530

Balance at December 31, 2005 (GGC Moulin Predecessor)	368,530
Finalization of purchase allocation	(400)

Balance at August 1, 2006 (GGC Moulin Predecessor)	368,130
Adjustment for new basis	155,171

Balance at December 31, 2006 (Company)	523,301

Adjustment for deferred tax asset	76

Balance at December 29, 2007 (Company)	$523,377

Other assets

Other assets consist of deferred debt financing costs, trade names and deposits. The deferred debt financing costs are amortized into expense over the life of the associated debt using the effective interest method. The trade names are being amortized over a 25 year life. As a result of the Highmark Acquisition, the deferred financing costs were eliminated in estimating the fair value of the liabilities of the Company as discussed in Note 1. Other assets are stated net of accumulated amortization of $0.1 million at December 30, 2006 and $0.4 million at December 29, 2007. Amortization of intangible assets was $127,000 in 2006 and $306,000 in 2007 and is expected to be approximately $306,000 in 2008 through 2012.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	December 30, 2006	December 29, 2007
Deferred financing costs, net	$443	$351
Trade names	7,658	7,225
Deposits and other	291	300

	$8,392	$7,876

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Upon the adoption of FIN 48, the Company had a $1.4 million unrecognized tax benefit which, if recognized, would favorably impact the Company’s effective tax rate. The unrecognized tax benefit is classified as other long-term liabilities in the consolidated balance sheet. There was a $1.4 million adjustment for uncertain state income tax positions recognized in the forth quarter of fiscal 2007. The Company does not expect to record any material changes within the next twelve months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expenses. Interest and penalties related to uncertain tax positions of $0.9 million were accrued at December 29, 2007.

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

Advertising costs

Our advertising costs include costs related to broadcast and print media advertising expenses. We expense production costs and media advertising costs when incurred. For the fifty-nine day period ended March 1, 2005, for the three hundred five day period ended December 31, 2005, for the two hundred thirteen day period ended August 1, 2006, for the one hundred fifty-one day period ended December 30, 2006 and for the period ended December 29, 2007 advertising costs amounted to approximately $7,405, $26,999, $22,259, $14,263 and $39,985 respectively.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Interest expense, net

Interest expense, net, consists of the following:

	THLee Predecessor	GGC Moulin Predecessor		Company
	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-One Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007
Interest expense	$3,527	$26,058	$19,475	$13,895	$26,854
Interest income	(87)	(452)	(900)	(615)	(588)
Interest capitalized	(7)	(70)	(165)	(91)	(270)

Interest expense, net	$3,433	$25,536	$18,410	$13,189	$25,996

Fair value of financial instruments

Our receivables, payables, and accrued liabilities are current assets and obligations and on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The fair value of indebtedness differs from its carrying value based on current market interest rate conditions as evidenced by market transactions.

Recent accounting pronouncements

In the first quarter of 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value, with unrealized gains and losses included in the determination of net income. The decision to elect the fair value option is generally applied on an instrument-by-instrument basis, is irrevocable unless a new election date occurs, and is applied to the entire instrument and not to only specified risks or cash flows or a portion of the instrument. Items eligible for the fair value option include recognized financial assets and liabilities, other than an investment in a consolidated subsidiary, defined benefit pension plans, OPEB plans, leases and financial instruments classified in equity. An investment accounted for by the equity method is an eligible item. The specified election dates include the date the company first recognizes the eligible item, the date the company enters into an eligible commitment, the date an investment first becomes eligible to be accounted for by the equity method and the date SFAS No. 159 first becomes effective for the company. If we elect to measure eligible items at fair value under the standard, we would be required to present certain additional disclosures for each item we elect. SFAS No. 159 became effective for us on December 30, 2007. We do not expect to elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards, therefore the adoption of this standard will not have a material effect on our Consolidated Financial Statements.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

In September, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. SFAS No. 157 is effective for all fiscal years beginning after November 15, 2007 and is to be applied prospectively. In February, 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain non-financial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impacts and disclosures of this standard, but would not expect SFAS No. 157 to have a material impact on its consolidated results of operations or financial condition.

In December, 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for annual reporting periods beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” which establishes new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decrease in the parent’s ownership interest that leave control intact be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for annual reporting periods beginning after December 15, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. The Company is currently evaluating the future impacts and disclosures of this standard.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

3. Self-insurance

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. Management believes the accrued liability of approximately $0.9 million and $1.0 million, which is included in other accrued expenses as of December 30, 2006 and December 29, 2007, respectively, is adequate to cover future benefit payments for claims that occurred prior to the period end.

4. Related party transactions

THLee

In connection with the recapitalization of the Company in 1998, we entered into a management agreement with THL Equity Advisors IV, LLC, or THL Advisors, dated as of April 24, 1998. We incurred $81 for the fifty-nine day period ended March 1, 2005 for management and other consulting services. The management agreement was terminated in conjunction with the GGC Moulin Acquisition.

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

Highmark

In connection with the Highmark Acquisition, we are wholly-owned by HVHC. HVHC also owns Davis Vision, Inc. (“Davis”), a national managed vision care and optical retail

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

company, and Viva Optique, Inc. (“Viva”), an international designer and distributor of eyewear and sunwear. Prior to the Highmark Acquisition, we were doing business with both Davis and Viva and these relationships have continued. During the one hundred fifty-one days ended December 30, 2006 and for Fiscal 2007, we recorded revenue of $2.8 million and $13.4 million, respectively, related to managed care reimbursements due from Davis and have a receivable of $0.5 million and $0.9 million, related to these revenues at December 30, 2006 and December 29, 2007, respectively. During the one hundred fifty-one days ended December 30, 2006 and for Fiscal 2007, we recorded cost of goods sold of $0.2 million and $7.3 million, respectively, related to products purchased from Viva that were sold to our customers and purchased subsequent to the Highmark Acquisition and purchased $3.4 million and $9.5 million of inventory for the one hundred fifty-one days ended December 30, 2006 and Fiscal 2007, respectively. In June 2007, we began contracting our employees’ health insurance through Highmark. We paid Highmark and its affiliates $0.9 million for management fees, $4.8 million for insurance claims and $0.9 million for administrative and other expenses during Fiscal 2007.

5. Prepaid Expenses and Other

Prepaid expenses and other consists of the following:

	December 30, 2006	December 29, 2007
Prepaid rentals	$4,700	$5,143
Prepaid advertising	2,260	1,958
Prepaid store supplies	949	970
Prepaid insurance	1,052	841
Other	361	177

	$9,322	$9,089

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

6. Property and Equipment

Property and equipment, net, consists of the following:

	December 30, 2006	December 29, 2007
Building	$934	$934
Furniture and equipment	32,777	44,543
Leasehold improvements	30,558	40,980

	64,269	86,457
Less accumulated depreciation and amortization	(6,545)	(23,991)

Property and equipment, net	$57,724	$62,466

7. Other Accrued Expenses

Other accrued expenses consists of the following:

	December 30, 2006	December 29, 2007
Store expenses	$2,829	$1,512
Other	1,085	1,308
Insurance	1,258	1,136
Property taxes	449	861
Store closure	550	545
Professional fees	589	521
Third party liability	120	154
Advertising	47	89
Warranties	1,226	—

	$8,153	$6,126

8. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 30, 2006	December 29, 2007
Deferred rent	$725	$3,374
Tax contingency	—	2,461

	$725	$5,835

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

Year	Amount (in millions)
2008	1.65
2009	1.65
2010	1.65
2011	1.65
2012	100.28

$106.88

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

As of December 29, 2007, we were in compliance with all of our financial covenants.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Mandatory prepayment. We are required to make a mandatory annual prepayment of the Term Loan Facility based on our excess cash flows which is determined by our leverage ratio as defined in the New Credit Facility. This prepayment was waived for Fiscal 2006 in lieu of the $25.0 million payment made with the December 2006 amendment. In Fiscal 2007, we made voluntary prepayments of $21.3 million and an additional prepayment of $9.0 million related to the December 2006 amendment. Due to this $30.2 million prepayment, no excess cash flow payment is necessary for our Fiscal 2007 results. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

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

Capital leases

We have an agreement whereby we lease equipment and buildings at 5 of our operating locations. We have accounted for the equipment and property leases as capital leases and have recorded the assets and the future obligations on the balance sheet as follows:

	December 30, 2006	December 29, 2007
Buildings and equipment, assets	$934	$934
Accumulated depreciation	(119)	(406)

Buildings and equipment, assets- net	$815	$528

Buildings and equipment, future obligations	$1,399	$967

Our scheduled future minimum lease payments as of December 29, 2007 for the next three years under the property capital leases are as follows:

2008	$833
2009	344
2010	53

Total minimum lease payments	1,230
Amounts representing interest	(263)

Present value of minimum lease payments	$967

Long-term debt outstanding, including capital lease obligations, consists of the following:

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	December 30, 2006	December 29, 2007
Exchange Notes, face amount of $152,000 net of unamortized debt discount of $1,865 and $1,637, respectively	$150,135	$150,363
Term Loan Facility	137,112	106,875
Capital lease	1,399	967
Revolver	—	—

	288,646	258,205
Less current portion	(10,939)	(2,255)

	$277,707	$255,950

Future principal maturities as of December 29, 2007 for long-term debt and capital lease obligations are as follows:

2008	$2,258
2009	1,958
2010	1,701
2011	1,650
2012	100,275
Beyond 2012	150,363

Total future principal payments on debt	$258,205

As of December 30, 2006 and December 29, 2007 the fair value of our New Exchange Notes was approximately $167.2 million and $161.1 million, respectively. The fair value of the capital lease obligations was approximately $1.4 and $1.0 million, respectively. The estimated fair value of Exchange Notes is based primarily on quoted market prices for the same or similar issues and the estimated fair value of the capital lease obligation is based on the present value of estimated future cash flows. The carrying amounts of the variable rate credit facilities approximate their fair values.

10. Condensed consolidating information

The Exchange Notes described in Note 8 were issued by us and are guaranteed by all of our subsidiaries (the Guarantor Subsidiaries) but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of December 29, 2007. The equity method has been used with respect to the Company’s investments in its subsidiaries.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

As of December 29, 2007, the guarantor subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc. Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Dr. Mark Lynn & Associates, PLLC, Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., Eye Care Holdings, Inc.

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

Condensed Consolidating Statement of Operations

For the Fifty-Nine Day Period Ended March 1, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	THLee Predecessor
Revenues:
Optical sales	$—	$57,670	$17,169	$—	$74,839
Management fees	—	5,328	—	(4,768)	560
Equity earnings in subsidiaries	4,220	—	—	(4,220)	—

Total net revenues	4,220	62,998	17,169	(8,988)	75,399
Operating costs and expenses:
Cost of goods sold	—	20,919	6,750	—	27,669
Selling, general and administrative expenses	102	32,546	9,325	(4,768)	37,205
Transaction expenses	15,642	—	—	—	15,642

Total operating costs and expenses	15,744	53,465	16,075	(4,768)	80,516

Income (loss) from operations	(11,524)	9,533	1,094	(4,220)	(5,117)
Interest expense, net	182	3,251	—	—	3,433
Income tax expense	(4,832)	3,156	—	—	(1,676)

Net income (loss)	$(6,874)	$3,126	$1,094	$(4,220)	$(6,874)

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the Three Hundred Five Day Period Ended December 31, 2005

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Revenues:
Optical sales	$—	$259,816	$68,202	$—	$328,018
Management fees	—	22,301	—	(19,472)	2,829
Equity earnings in subsidiaries	4,031	—	—	(4,031)	—

Total net revenues	4,031	282,117	68,202	(23,503)	330,847
Operating costs and expenses:
Cost of goods sold	—	91,008	30,979	—	121,987
Selling, general and administrative expenses	(6,914)	163,697	36,025	(19,472)	173,336

Total operating costs and expenses	(6,914)	254,705	67,004	(19,472)	295,323

Income from operations	10,945	27,412	1,198	(4,031)	35,524
Interest expense, net	2,005	23,531	—	—	25,536
Income tax expense	4,870	(1,010)	2,058	—	5,918

Net income	$4,070	$4,891	$(860)	$(4,031)	$4,070

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the Two Hundred Thirteen Day Period Ended August 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor
Revenues:
Optical sales	$—	$206,307	$55,316	$—	$261,623
Management fees	—	16,260	—	(14,454)	1,806
Equity earnings in subsidiaries	39,514	—	—	(39,514)	—

Total net revenues	39,514	222,567	55,316	(53,968)	263,429
Operating costs and expenses:
Cost of goods sold	—	67,302	20,916	—	88,218
Selling, general and administrative expenses	—	117,660	31,123	(14,454)	134,329
Transaction expenses	7,447	100	—	—	7,547

Total operating costs and expenses	7,447	185,062	52,039	(14,454)	230,094

Income from operations	32,067	37,505	3,277	(39,514)	33,335
Interest expense, net	18,410	—	—	—	18,410
Income tax expense	7,115	—	1,268	—	8,383

Net income	$6,542	$37,505	$2,009	$(39,514)	$6,542

Condensed Consolidating Statement of Operations

For the One Hundred Fifty-One Day Period Ended December 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$136,213	$36,980	$—	$173,193
Management fees	—	15,309	—	(14,192)	1,117
Equity earnings in subsidiaries	(8,861)	—	—	8,861	—

Total net revenues	(8,861)	151,522	36,980	(5,331)	174,310
Operating costs and expenses:
Cost of goods sold	—	34,538	25,475	—	60,013
Selling, general and administrative expenses	331	57,075	15,650	(14,192)	58,864
Transaction expenses	—	—	—	—	—

Total operating costs and expenses	331	91,613	41,125	(14,192)	118,877

Income from operations	(9,192)	59,909	(4,145)	8,861	55,433
Interest expense, net	(16,919)	30,108	—	—	13,189
Income tax expense	3,501	1,220	(1,219)	—	3,502

Net income	$4,226	$28,581	$(2,926)	$8,861	$38,742

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Cash Flows

For the One Hundred Fifty-One Day Period Ended December 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$4,226	$(5,935)	$(2,926)	$8,861	$4,226
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	6,555	—	—	6,555
Amortization of debt issue costs	72	23	—	—	95
Deferrals and other	3,094	(2,529)	235	—	800
(Gain)/loss on disposition of property and equipment	—	67	—	—	67
Benefit for deferred taxes	(322)	—	—	—	(322)
Investment in subsidiaries	8,861	—	—	(8,861)	—
Changes in operating assets and liabilities:
Accounts and notes receivable	13,453	(1,191)	2,169	(14,595)	(164)
Inventory	—	(845)	(64)	—	(909)
Prepaid expenses and other	5,257	(4,194)	(3)	—	1,060
Accounts payable and accrued liabilities	(6,136)	(13,492)	586	14,595	(4,447)

Net cash provided by (used in) operating activities	28,505	(21,541)	(3)	—	6,961
Cash flows from investing activities:
Acquisition of property and equipment	—	(7,859)	—	—	(7,859)

Net cash provided by (used in) investing activities	—	(7,859)	—	—	(7,859)

Cash flows from financing activities:
Dividend to Parent	—	—	—	—	—
Common stock buyback	—	—	—	—	—
Common stock sale, net	—	—	—	—	—
New deferred financing fees	—	(442)	—	—	(442)
Payments on debt and capital leases	(25,825)	(177)	—	—	(26,002)

Net cash used in financing activities	(25,825)	(619)	—	—	(26,444)

Net increase (decrease) in cash and cash equivalents	2,680	(30,019)	(3)	—	(27,342)
Cash and cash equivalents at beginning of period	(2,401)	43,013	590		41,202

Cash and cash equivalents at end of period	$279	$12,994	$587	$—	$13,860

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Balance Sheet

For the Year Ended December 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$(53)	$5,211	$479	$—	$5,637
Accounts and notes receivable	130,634	8,299	2,437	(131,047)	10,323
Inventory	—	31,053	1,880	—	32,933
Deferred income taxes, net	1,606	—	—	—	1,606
Prepaid expenses and other	(190)	9,231	48	—	9,089

Total current assets	131,997	53,794	4,844	(131,047)	59,588
Property and equipment	—	62,466	—	—	62,466
Intangibles	416,095	107,195	87	—	523,377
Other assets	7,544	329	3	—	7,876
Deferred income taxes, net	16,255	—	—	—	16,255
Investment in subsidiaries	96,085	—	—	(96,085)	—

Total Assets	$667,976	$223,784	$4,934	$(227,132)	$669,562

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$43,412	$106,817	$1,960	$(131,047)	$21,142
Current portion of long-term debt	1,650	605	—		- 2,255
Deferred revenue	—	2,567	1,088	—	3,655
Accrued payroll expense	—	9,898	949	—	10,847
Accrued taxes	11,248	(1,791)	1,039	—	10,496
Accrued interest	6,700	—	—	—	6,700
Other accrued expenses	361	5,453	312	—	6,126

Total current liabilities	63,371	123,549	5,348	(131,047)	61,221
Long-term debt, less current maturities	255,588	362	—	—	255,950
Deferred rent and other	2,461	3,340	34	—	5,835

Total liabilities	321,420	127,251	5,382	(131,047)	323,006

Shareholders’ equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Accumulated equity (deficit)	29,404	96,533	(448)	(96,085)	29,404

Total shareholders’ equity (deficit)	346,556	96,533	(448)	(96,085)	346,556

	$667,976	$223,784	$4,934	$(227,132)	$669,562

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the Year Ended December 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$374,932	$99,896		$474,828
Management fees	—	33,957	—	(31,010)	2,947
Equity earnings in subsidiaries	44,100	—	—	(44,100)	—

Total net revenues	44,100	408,889	99,896	(75,110)	477,775
Operating costs and expenses:
Cost of goods sold	—	123,008	37,574		160,582
Selling, general and administrative expenses	2,582	215,451	62,534	(31,010)	249,557

Total operating costs and expenses	2,582	338,459	100,108	(31,010)	410,139

Income from operations	41,518	70,430	(212)	(44,100)	67,636
Interest expense, net	(122)	26,095	23	—	25,996
Income tax expense	16,462	—	—	—	16,462

Net income	$25,178	$44,335	$(235)	$(44,100)	$25,178

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$25,178	$44,335	$(235)	$(44,100)	$25,178
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	17,483	—	—	17,483
Amortization of debt issue costs	374	(23)	—	—	351
Deferrals and other	433	3,619	400	—	4,452
(Gain)/loss on disposition of property and equipment	—	—	—	—	—
Benefit for deferred taxes	(3,808)	—	—	—	(3,808)
Equity earnings in subsidiaries	(44,100)	—	—	44,100	—
Changes in operating assets and liabilities:
Accounts and notes receivable	2,004	41,077	(92)	(43,971)	(982)
Inventory	—	(735)	8	—	(727)
Prepaid expenses and other	10	(1,674)	1,787	—	123
Accounts payable and accrued liabilities	49,815	(89,203)	(1,976)	43,971	2,607

Net cash provided by (used in) operating activities	29,906	14,879	(108)	—	44,677
Cash flows from investing activities:
Acquisition of property and equipment	—	(22,231)	—		(22,231)

Net cash used in investing activities	—	(22,231)	—	—	(22,231)

Cash flows from financing activities:
Payments on debt and capital leases	(30,238)	(431)	—		(30,669)

Net cash used in financing activities	(30,238)	(431)	—	—	(30,669)

Net increase (decrease) in cash and cash equivalents	(332)	(7,783)	(108)	—	(8,223)
Cash and cash equivalents at beginning of period	279	12,994	587		13,860

Cash and cash equivalents at end of period	$(53)	$5,211	$479	$—	$5,637

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

11. Income taxes

The provision (benefit) for income taxes is composed of the following:

	THLee Predecessor	GGC Moulin Predecessor		Company
	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-one Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007
Current federal	$(5,011)	$2,012	$5,387	$3,118	$15,477
Current state	1,171	945	1,338	706	4,793
Deferred	2,164	2,961	1,658	(322)	(3,808)

	$(1,676)	$5,918	$8,383	$3,502	$16,462

The reconciliation between the federal statutory tax rate and our effective tax rate is as follows:

	THLee Predecessor	GGC Moulin Predecessor		Company
	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-one Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007
Expected tax expense (benefit)	$(2,992)	$3,496	$5,223	$2,705	$14,574
Provision to return adjustment	—	—	365	15	—
State taxes, net of federal benefit	761	614	746	386	2,885
Other	555	714	35	91	(997)
OD PC losses	—	1,094	2,014	305	—

	$(1,676)	$5,918	$8,383	$3,502	$16,462

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

The components of the net deferred tax assets are as follows:

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	December 30, 2006	December 29, 2007
Total deferred tax assets, current	$2,758	$3,165
Total deferred tax liabilities, current	(1,770)	(1,559)

Net deferred tax asset, current	$988	$1,606

Total deferred tax assets, long-term	$14,016	$18,675
Total deferred tax liabilities, long-term	(951)	(2,420)

Net deferred tax assets, long term	$13,065	$16,255

The sources of the differences between the financial accounting and tax assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

	December 30, 2006	December 29, 2007
Deferred tax assets:
Fixed asset depreciation differences	$10,802	$13,695
Allowance for bad debts	596	631
Other	230	1,142
Non-compete agreements	1,943	1,682
Inventory basis differences	909	1,044
Accrued vacation	1,150	1,216
Deferred rent	285	1,336
Accrued insurance	347	408
Deferred financing costs	75	—
Deferred revenue	437	686

Total deferred tax assets	16,774	21,840
Deferred tax liabilities:
Goodwill	600	2,046
Other	351	374
Prepaid expense	1,770	1,559

Total deferred tax liability	2,721	3,979

Net deferred tax assets	$14,053	$17,861

On December 31, 2006, the Company adopted the provisions of FIN 48. Upon adoption of FIN 48, the Company had a $1.4 million unrecognized tax benefit which, if recognized, would favorably impact the Company’s effective tax rate. A reconciliation of the beginning and ending balance for liabilities associated with unrecognized tax benefits is as follows (in thousands):

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Balances at December 31, 2006	$1,365
Tax positions related to prior years	—
Tax positions related to the current year	1,588
Lapse of applicable statute limitations	(160)

Balances at December 30, 2007	$2,793

The increase in liabilities for unrecognized tax benefits from $1.4 million to $2.8 million primarily is due to potential audits of state income tax returns. The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of operations, and the corresponding liability in accrued taxes or other long-term liabilities in the consolidated balance sheets. The expense for interest and penalties reflected in the consolidated statements of operations for the year ended December 30, 2007 was approximately $0.9 million (interest net of related tax benefits). The corresponding liabilities in the consolidated balance sheets were $1.4 million and $2.8 million at December 31, 2006 and December 30, 2007, respectively.

An IRS audit of the fifty-nine day period ended March 1, 2005 was completed in fiscal 2006 with no material impact on income taxes. With the exception of this audit, the tax years 2003 through 2006 remain open to examination by the Internal Revenue Service. Additionally, the Company operates in multiple taxing jurisdictions and is subject to various state income tax examinations for the 2003 through 2007 calendar tax years. The Company is not currently under any state income tax examinations.

12. Employee benefits

401(k) Plan

We maintain a defined contribution plan whereby substantially all employees who have been employed for at least six consecutive months are eligible to participate. Contributions are made by the Company as a percentage of employee contributions. In addition, discretionary contributions may be made at the direction of our Board of Directors. Total Company contributions to the plan were approximately $760 and $346 for 2006 and 2007, respectively.

13. Leases

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

Certain of our lease agreements contain provisions for scheduled rent increases or provide for occupancy periods during which no rent payment is required. For financial statement purposes, rent expense is recorded based on the total rentals due over the entire lease term and charged to rent expense on a straight-line basis. The difference between the actual cash rentals paid and rent expenses recorded for financial statement purposes is recorded as a deferred rent obligation. As of December 30, 2006 and December 29, 2007, deferred rent obligations aggregated approximately $0.7 million and $3.4 million, respectively.

Rent expense for all locations, net of sublease income, is presented in the following table. For the purposes of this table, base rent expense includes common area maintenance costs. Common area maintenance costs were approximately 23% of base rent expense for the fifty-nine day period ended March 1, 2005, for the three hundred five day period ended December 31, 2005, for the two hundred thirteen day period ended August 1, 2006, for the one hundred fifty-one day period ended December 30, 2006 and for Fiscal 2007, respectively.

	THLee Predecessor	GGC Moulin Predecessor		Company
	Fifty-Nine Day Period Ended March 1, 2005	Three Hundred Five Day Period Ended December 31, 2005	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-one Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007
Base rent expense	$7,546	$36,087	$27,065	$19,121	$49,488
Rent as a percent of sales	103	408	413	57	621
Sublease income	(635)	(3,047)	(2,379)	(1,624)	(4,406)

Rent expense, net	$7,014	$33,448	$25,099	$17,554	$45,703

Future minimum lease payments as of December 29, 2007 excluding common area maintenance costs, net of future minimum lease and sublease income under irrevocable operating leases for the next five years and beyond are as follows:

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

	Operating Rental Payments	Sublease Income	Operating Lease, Net
2008	$37,589	$(3,418)	$34,171
2009	31,380	(330)	31,050
2010	24,201	(178)	24,023
2011	21,113	(73)	21,040
2012	16,408	(77)	16,331
Beyond 2012	36,322	(106)	36,216

Total minimum lease payments/(receipts)	$167,013	$(4,182)	$162,831

14. Commitments and contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

SCHEDULE II

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands unless indicated otherwise)

		Additions
	Balance at Beginning of Period	Charged to Credited from Cost and Expenses	Charged to Credited from Other Accounts	Deductions from Reserve	Balance at Close of Period
Allowance for doubtful accounts of current receivables:
Year ended December 31, 2005	$3,189	$—	$—	$(488)	$2,701
Period ended August 1, 2006	2,701	—	—	(322)	2,379
Period ended December 30, 2006	2,379	—	—	(283)	2,096
Year ended December 29, 2007	2,096	—	—	115	2,211

Inventory obsolescence reserves:
Year ended December 31, 2005	708	—	546	—	1,267
Period ended August 1, 2006	1,267	—	533	—	1,800
Period ended December 30, 2006	1,800	—	333	—	2,133
Year ended December 29, 2007	2,133	—	(12)	—	2,121