Form 10-Q
period 2008-03-29
EYE CARE CENTERS OF AMERICA INC
filed 2008-05-09
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008.

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐                                         No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at May 9, 2008
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

FORM 10-Q REPORT

MARCH 29, 2008

INDEX

		Page Number
Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at December 29, 2007 (Unaudited) and March 29, 2008 (Unaudited)	2

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended March 31, 2007 (Unaudited) and the Thirteen Weeks Ended March 29, 2008 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended March 31, 2007 (Unaudited) and the Thirteen Weeks Ended March 29, 2008 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

Part II - Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 29, 2007	March 29, 2008
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,637	$22,115
Accounts and notes receivable, net	10,323	12,423
Inventory, net	32,933	32,473
Deferred income taxes, net	1,606	1,606
Prepaid expenses and other	9,089	8,369

Total current assets	59,588	76,986

PROPERTY & EQUIPMENT, net	62,466	65,509
GOODWILL	523,377	523,377
OTHER ASSETS	7,876	7,774
DEFERRED INCOME TAXES, net	16,255	16,255

Total assets	$669,562	$689,901

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,142	$25,113
Current maturities of long-term debt	2,255	2,310
Deferred revenue	3,655	3,890
Accrued taxes	10,496	19,329
Accrued payroll expense	10,847	7,828
Accrued interest	6,700	1,871
Other accrued expenses	6,126	6,564

Total current liabilities	61,221	66,905
LONG TERM DEBT, less current maturities	255,950	255,407
OTHER LONG-TERM LIABILITIES	5,835	6,458

Total liabilities	323,006	328,770

SHAREHOLDER'S EQUITY:
Common stock	—	—
Additional paid-in capital	317,152	317,152
Retained earnings	29,404	43,979

Total shareholder's equity	346,556	361,131

	$669,562	$689,901

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Thirteen Weeks Ended
	March 31, 2007	March 29, 2008
	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$131,621	$146,023
Management fee	864	928

Total net revenues	132,485	146,951

OPERATING COSTS AND EXPENSES:
Cost of goods sold	41,259	47,601
Selling, general and administrative expenses	62,211	69,016

Total operating costs and expenses	103,470	116,617

INCOME FROM OPERATIONS	29,015	30,334

INTEREST EXPENSE, NET	6,726	5,418

INCOME BEFORE INCOME TAXES	22,289	24,916

INCOME TAX EXPENSE	8,926	10,341

NET INCOME	$13,363	$14,575

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirteen Weeks Ended
	March 31, 2007	March 29, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,363	$14,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,413	4,573
Amortization of debt issue costs	58	81
Deferred liabilities and other	2,006	858
Increase in operating assets and liabilities	498	4,578

Net cash provided by operating activities	20,338	25,101

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(5,437)	(7,641)

Net cash used in investing activities	(5,437)	(7,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(19,095)	(546)

Net cash used in financing activities	(19,095)	(546)

NET INCREASE (DECREASE) IN CASH	(4,194)	16,478
CASH AND CASH EQUIVALENTS, beginning of period	13,860	5,637

CASH AND CASH EQUIVALENTS, end of period	$9,666	$22,115

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements of Eye Care Centers of America, Inc. which is referred to as the “Company,” “we,” “our” and “us” herein, include all of our accounts, our wholly owned subsidiaries’ accounts and certain private optometrists’ accounts for whom we perform management services (the “ODs”). All significant intercompany accounts and transactions have been eliminated in consolidation. The fiscal year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Operating results for the thirteen weeks ended March 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ended January 3, 2009 (“fiscal 2008”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 29, 2007 (“fiscal 2007”).

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

•

Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $2.2 million at December 29, 2007 and March 29, 2008, respectively.

•

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (“FIFO”) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $2.1 million at December 29, 2007 and March 29, 2008, respectively.

•

Goodwill represents approximately 76% of our assets and consists of the amount by which the purchase price exceeds the market value of acquired net assets. Goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us.

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

•

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $1.0 million, which is included in other accrued expenses as of December 29, 2007 and March 29, 2008, respectively, is adequate to cover future benefit payments for claims that occurred prior to the period end.

3. Related Party Transactions

Highmark. On August 1, 2006, ECCA Holdings Corporation was merged with a wholly-owned subsidiary of HVHC Inc. (“HVHC”), a subsidiary of Highmark Inc. (“Highmark”), with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC (the “Highmark Acquisition”). Eye Care Centers of America, Inc. is owned by ECCA Holdings and as a result of the merger became an indirect wholly-owned subsidiary of Highmark. In June 2007, we began contracting our employees’ health insurance through Highmark. We paid Highmark and its affiliates $1.0 million for management fees, $2.5 million for insurance claims and $0.2 million for administrative and other expenses during the thirteen weeks ended March 29, 2008.

We are wholly-owned by HVHC. HVHC also owns Davis Vision, Inc. (“Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (“Viva”), an international designer and distributor of eyewear and sunwear. During the thirteen weeks ended March 31, 2007, we recorded revenue of $4.2 million related to managed care reimbursements due from Davis and had a $0.4 million receivable related to these revenues at March 31, 2007. During the thirteen weeks ended March 29, 2008, we recorded revenue of $4.9 million related to managed care reimbursements due from Davis and have a $1.8 million receivable related to these revenues at March 29, 2008. We purchased $2.3 million and $2.7 million in frame product from Viva during the thirteen weeks ended March 31, 2007 and March 29, 2008, respectively. We recorded cost of goods sold related to products purchased from Viva that were sold to our customers of $0.9 million and $2.8 million during the thirteen weeks ended March 31, 2007 and March 29, 2008, respectively.

4. Income Taxes

We record income taxes under SFAS No. 109 using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense increased to $10.3 million for the thirteen weeks ended March 29, 2008 from $8.9 million for the thirteen weeks ended March 31, 2007. This increase is mainly due to the increase in income before taxes in fiscal 2008.

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. In accordance with our income tax policy, significant or unusual items are separately recognized in the quarter in which they occur.

The Company adopted the provisions of FIN 48 on December 31, 2006. At March 29, 2008, the Company had approximately $3.2 million of gross liabilities related to unrecognized tax benefits (composed of $2.3 million of gross unrecognized tax benefits and accrued interest and penalties of $0.9 million) which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2007	$2,793
Additions based on tax provisions related to the prior year	375
Additions based on tax provisions related to the current year	187
Additions based on tax provisions related to the prior year	(174)
Balance at March 29, 2008	$3,181

An IRS audit of the fifty-nine day period ended March 1, 2005 was completed in fiscal 2006 with no material impact on income taxes. With the exception of this audit, the tax years 2003 through 2006 remain open to examination by the Internal Revenue Service. Additionally, the Company operates in multiple taxing jurisdictions and is subject to various state income tax examinations for the 2003 through 2007 calendar tax years. The Company is not currently under any state or federal income tax examinations.

5. Supplemental Disclosure of Cash Flow Information (dollars in thousands)

	Thirteen Weeks Ended
	March 31, 2007	March 29, 2008
	(Unaudited)	(Unaudited)
Cash paid for interest	$11,600	$10,024
Cash paid for taxes	$203	$847

6. Accounting Standards and Disclosures

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Position No. 157-1 and No. 157-2 were issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Our adoption of SFAS No. 157 as of December 30, 2007 did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of March 31, 2008 and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company will apply the provisions of this statement prospectively, as required, beginning on January 1, 2009 and does not expect the adoption of SFAS 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) How and why an entity uses derivative instruments; 2) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and 3) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently assessing the impact SFAS No. 161 would have on the Company’s consolidated financial statements, if the Company were to adopt it.

7. Condensed Consolidating Information

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

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the subsidiary guarantors and the non-guarantor subsidiaries as of and for the thirteen weeks ended March 29, 2008. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of March 29, 2008, the guarantor subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc. Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Dr. Mark Lynn & Associates, PLLC, Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., Eye Care Holdings, Inc.

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

Condensed Consolidating Balance Sheet

December 29, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$(53)	$5,211	$479	$—	$5,637
Accounts and notes receivable	130,634	8,299	2,437	(131,047)	10,323
Inventory	—	31,053	1,880	—	32,933
Deferred income taxes, net	1,606	—	—	—	1,606
Prepaid expenses and other	(190)	9,231	48	—	9,089

Total current assets	131,997	53,794	4,844	(131,047)	59,588

Property and equipment	—	62,466	—	—	62,466
Goodwill	416,095	107,195	87	—	523,377
Other assets	7,544	329	3	—	7,876
Deferred income taxes, net	16,255	—	—	—	16,255
Investment in subsidiaries	96,085	—	—	(96,085)	—

Total Assets	$667,976	$223,784	$4,934	$(227,132)	$669,562

LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$43,412	$106,817	$1,960	$(131,047)	$21,142
Current portion of long-term debt	1,650	605	—	—	2,255
Deferred revenue	—	2,567	1,088	—	3,655
Accrued payroll expense	—	9,898	949	—	10,847
Accrued taxes	11,248	(1,791)	1,039	—	10,496
Accrued interest	6,700	—	—	—	6,700
Other accrued expenses	361	5,453	312	—	6,126

Total current liabilities	63,371	123,549	5,348	(131,047)	61,221
Long-term debt, less current maturities	255,588	362	—	—	255,950
Other long-term liabilities	2,461	3,340	34	—	5,835

Total liabilities	321,420	127,251	5,382	(131,047)	323,006

Shareholders equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Accumulated equity (deficit)	29,404	96,533	(448)	(96,085)	29,404

Total shareholders equity (deficit)	346,556	96,533	(448)	(96,085)	346,556

	$667,976	$223,784	$4,934	$(227,132)	$669,562

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$103,088	$28,533	$—	$131,621
Management fees	—	15,957	—	(15,093)	864
Equity earnings in subsidiaries	29,704	—	—	(29,704)	—

Total net revenues	29,704	119,045	28,533	(44,797)	132,485
Operating costs and expenses:
Cost of goods sold	—	30,936	10,323	—	41,259
Selling, general and administrative expenses	514	53,953	22,837	(15,093)	62,211

Total operating costs and expenses	514	84,889	33,160	(15,093)	103,470

Income from operations	29,190	34,156	(4,627)	(29,704)	29,015
Interest expense, net	6,901	(175)	—	—	6,726
Income tax expense	8,926	(934)	934	—	8,926

Net income	$13,363	$35,265	$(5,561)	$(29,704)	$13,363

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended March 31, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$13,363	$35,265	$(5,561)	$(29,704)	$13,363
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	204	4,209	—	—	4,413
Amortization of debt issue costs	58	—	—	—	58
Deferred liabilities and other	—	1,570	436	—	2,006
Equity earnings in subsidiaries	(29,704)	—	—	29,704	—
Increase/(decrease) in operating assets and liabilities	34,908	(39,219)	4,809	—	498

Net cash provided by (used in) operating activities	18,829	1,825	(316)	—	20,338

Cash flows from investing activities:
Acquisition of property and equipment	—	(5,437)	—	—	(5,437)

Net cash used in investing activities	—	(5,437)	—	—	(5,437)

Cash flows from financing activities:
Payments on debt and capital leases	(19,001)	(94)	—	—	(19,095)

Net cash used in financing activities	(19,001)	(94)	—	—	(19,095)

Net decrease in cash and cash equivalents	(172)	(3,706)	(316)	—	(4,194)
Cash and cash equivalents at beginning of period	279	12,994	587	—	13,860

Cash and cash equivalents at end of period	$107	$9,288	$271	$—	$9,666

Condensed Consolidating Balance Sheet

March 29, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$(71)	$21,886	$300	$—	$22,115
Accounts and notes receivable	118,921	12,892	2,876	(122,266)	12,423
Inventory	—	30,645	1,828		32,473
Deferred income taxes	1,606	—	—		1,606
Prepaid expenses and other	(313)	8,635	47		8,369

Total current assets	120,143	74,058	5,051	(122,266)	76,986

Property and equipment	—	65,509	—		65,509
Goodwill	416,095	107,195	87		523,377
Other assets	7,445	331	(2)		7,774
Deferred income taxes	16,255	—	—		16,255
Investment in subsidiaries	127,884	—	—	(127,884)	—

Total assets	$687,822	$247,093	$5,136	$(250,150)	$689,901

LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
Accounts payable	$43,652	$101,526	$2,201	$(122,266)	$25,113
Current portion of long-term debt	1,650	660	—	—	2,310
Deferred revenue	—	2,735	1,155	—	3,890
Accrued taxes	21,585	(2,851)	595	—	19,329
Accrued payroll expense	—	6,876	952	—	7,828
Accrued interest	1,865	6	—	—	1,871
Other accrued expenses	245	5,997	322	—	6,564

Total current liabilities	68,997	114,949	5,225	(122,266)	66,905
Long-term debt, less current maturities	255,233	174	—	—	255,407
Other long-term liabilities	2,461	3,959	38	—	6,458

Total liabilities	326,691	119,082	5,263	(122,266)	328,770
Shareholders equity
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Retained earnings	43,979	128,011	(127)	(127,884)	43,979

Total shareholders equity	361,131	128,011	(127)	(127,884)	361,131

	$687,822	$247,093	$5,136	$(250,150)	$689,901

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 29, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$115,985	$30,038		$146,023
Management fees	—	11,433		(10,505)	928
Equity earnings in subsidiaries	31,799			(31,799)	—

Total net revenues	31,799	127,418	30,038	(42,304)	146,951
Operating costs and expenses:
Cost of goods sold	—	36,840	10,761		47,601
Selling, general and administrative expenses	1,434	59,131	18,956	(10,505)	69,016

Total operating costs and expenses	1,434	95,971	29,717	(10,505)	116,617

Income from operations	30,365	31,447	321	(31,799)	30,334
Interest expense, net	5,449	(31)	—	—	5,418
Income tax expense	10,341	—	—	—	10,341

Net income	$14,575	$31,478	$321	$(31,799)	$14,575

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended March 29, 2008

(in thousands)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:

Net income	$14,575	$31,478	$321	$(31,799)	$14,575
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	77	4,496	—	—	4,573
Amortization of debt issue costs	81	—	—	—	81
Deferred liabilities and other	—	787	71	—	858
Equity earnings in subsidiaries	(31,799)	—	—	31,799	—
Increase/(decrease) in operating assets and liabilities	17,461	(12,312)	(571)		4,578

Net cash provided by (used in) operating activities	395	24,449	(179)	—	24,665

Cash flows from investing activities:
Acquisition of property and equipment	—	(7,641)	—	—	(7,641)

Net cash used in investing activities	—	7,641	—	—	7,641

Cash flows from financing activities:
Payments on debt and capital leases	(413)	(133)	—	—	(546)

Net cash used in financing activities	(413)	(133)	—	—	(546)

Net decrease in cash and cash equivalents	(18)	16,675	(179)	—	16,478
Cash and cash equivalents at beginning of period	(53)	5,211	479	—	5,637

Cash and cash equivalents at end of period	$(71)	$21,886	$300	$—	$22,115

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should not place undue reliance on these forward-looking statements, which reflect our management’s view and various assumptions only as of the date of this report. Because these forward-looking statements involve risks and uncertainties, many of which are beyond our control, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our assumptions, plans, objectives, expectations and intentions with respect to the following:

•	our competitive environment;

•	the cost and effect of legal, tax or regulatory proceedings;

•	changes in general economic conditions;

•	changes to our regulatory environment;

•	our ability to maintain our relationships with optometrists;

•	franchise claims by optometrists;

•	our ability to build and maintain managed vision care plans;

•	reduction of third-party reimbursement;

•	technological advances in vision care;

•	conflicts of interest between our controlling shareholder and noteholders;

•	failure to realize anticipated cost savings;

•	exposure to liability claims if we are unable to obtain adequate insurance;

•	changes in general industry and market conditions and growth rates;

•	loss of key management personnel;

•	changes in accounting policies applicable to our business;

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or future restructuring activities;

•	our substantial indebtedness;

•	restrictions imposed on our business by the terms of our indebtedness;

•	our ability to fund our capital requirements;

•	long-term impact of laser surgery on the optical industry;

•	our ability to open new stores and the financial impact derived from those openings; and

•	our ability to implement and maintain our merchandising and marketing business strategy.

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

Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007 (“2007 Form 10-K”) and any updated thereto in our Forms 10-Q.

Introduction

The following MD&A section is intended to help the reader better understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes to thereto contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2007 Form 10-K.

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 413 stores in 36 states, including 346 directly-owned stores and 67 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 346 directly-owned stores, as well as the results of 54 of the 67 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 400 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 400 consolidated stores, as well as the professional fees of the optometrists at 213 of the stores. These 213 stores include 116 stores where the optometrist is our employee or an independent contractor, the 54 stores operated by an OD PC that are consolidated in our results and the 43 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expense related to opening new stores adversely affects our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we believe the opportunity exists to open approximately 25 new stores in fiscal 2008 in existing and new markets. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

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

	Thirteen Weeks Ended
	March 31, 2007		March 29, 2008
Statement of Income Data:
NET REVENUES:
Optical sales	99.3%		99.4%
Management fee	0.7		0.6

Total net revenues	100.0		100.0

OPERATING COSTS AND EXPENSES:
Cost of goods sold	31.3	*	32.6	*
Selling, general and administrative expenses	47.3	*	47.3	*
Total operating costs and expenses	78.1		79.4

INCOME FROM OPERATIONS	21.9		20.6

INTEREST EXPENSE, NET	5.1		3.7

INCOME TAX EXPENSE	6.7		7.0

NET INCOME	10.1%		9.9%

*	Percentages based on optical sales only

The Thirteen Weeks Ended March 29, 2008 Compared to the Thirteen Weeks Ended March 31, 2007.

Net Revenues. Net revenues increased to $147.0 million for the thirteen weeks ended March 29, 2008 from $132.5 million for the thirteen weeks ended March 31, 2007. The increase in revenues compared to the first quarter of fiscal 2007 was primarily driven by a 5.8% increase in comparable store sales and new store openings. Net revenues attributable to new stores in the first quarter of fiscal 2008 were $0.2 million. Comparable transactions increased by 4.2% and average ticket price increased by 1.6% compared to the first quarter of fiscal 2007. The increase in transactions was driven by the continued increase in the sale of premium lenses, strong acceptance of our value offering and the addition of a second value offering related to multifocal lenses. Total managed vision care sales increased by 13.1%, or $5.3 million, compared to the first quarter of fiscal 2007. We opened eight new stores in the first quarter of fiscal 2008.

Gross Profit. Gross profit increased to $98.4 million for the thirteen weeks ended March 29, 2008 from $90.4 million for the thirteen weeks ended March 31, 2007. Gross profit as a percentage of optical sales decreased to 67.4% for the thirteen weeks ended March 29, 2008 from 68.7% for the thirteen weeks ended March 31, 2007. The decrease in gross profit as a percentage of optical sales was largely the result of the increase in the sale of lower margin specialty lenses and the increase in lab expenditures related to the increased transaction volumes of specialty lenses. These increased expenses were partially offset by the continued increase in the sales mix of high margin private label and value frames.

Selling General & Administrative Expenses (“SG&A”). SG&A increased to $69.0 million for the thirteen weeks ended March 29, 2008 from $62.2 million for the thirteen weeks ended March 31, 2007. SG&A, as a percentage of optical sales, remained constant at 47.3% for the thirteen weeks ended March 29, 2008 and March 31, 2007. Amounts spent on certain components such as advertising, occupancy and depreciation remained relatively stable while optical sales increased. The leveraging of advertising, occupancy and depreciation expenses was partially offset by increases in retail payroll.

Net Interest Expense. Net interest expense decreased to $5.4 million for the thirteen weeks ended March 29, 2008 from $6.7 million for the thirteen weeks ended March 31, 2007. This decrease was primarily due to lower outstanding debt balances as compared to the first quarter of fiscal 2007.

Income Tax Expense. Income tax expense increased from $8.9 million for the thirteen weeks ended March 31, 2007 to $10.3 million for the thirteen weeks ended March 29, 2008 primarily due to the $2.6 million increase in income before taxes. Our effective tax rate was 41.5% for the thirteen weeks ended March 29, 2008 from 40.0% for the thirteen weeks ended March 31, 2007.

Net Income. Net income increased to $14.6 million for the thirteen weeks ended March 29, 2008 compared to $13.4 million for the thirteen weeks ended March 31, 2007.

Liquidity and Capital Resources

Our capital requirements are driven principally by our obligations to service debt and to fund the following costs:

•	Construction of new stores;

•	Repositioning of existing stores;

•	Purchasing inventory and equipment; and

•	Leasehold improvements.

The amount of capital available to us will affect our ability to service our debt obligations and to continue to grow our business through expanding the number of stores and increasing comparable store sales.

Sources of Capital

Our short-term and long-term liquidity needs arise primarily from: (i) interest payments primarily related to our Credit Facility (as defined below) and the Notes; (ii) capital expenditures, including those for opening new stores; and (iii) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures and working capital requirements principally from cash from operations. We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the cash necessary to fund our operations, interest expense, capital expenditures and working capital requirements. There are currently no restrictions on the ability of our subsidiaries to transfer funds to us.

Cash flows from operating activities provided net cash of $25.1 million for the thirteen weeks ended March 29, 2008 and $20.3 million for the thirteen weeks ended March 31, 2007. Our other sources of working capital are cash on hand and funding from the revolving portion of our Credit Facility. As of March 29, 2008, we had $22.1 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our Credit Facility, excluding $2.6 million letters of credit outstanding.

Payments on debt and issuance of debt and equity transactions related to the Highmark Acquisition and merger have been our principal financing activities. Cash flows used in financing activities were $0.5 million for the thirteen weeks ended March 29, 2008 and were solely related to the payment of debt. Cash flows used in financing activities were $0.5 million for the thirteen weeks ended March 29, 2008 and $19.1 million for the thirteen weeks ended March 31, 2007, respectively, and related solely to the payment of debt.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $10.1 million as of March 29, 2008. Our working capital was a deficit of $1.7 million as of December 29, 2007.

Capital expenditures were $7.6 million for the thirteen weeks ended March 29, 2008 compared to $5.4 million for the thirteen weeks ended March 31, 2007. Capital expenditures for all of 2008 are projected to be approximately $21.8 million. Of the planned 2008 capital expenditures, approximately $12.6 million is related to commitments for new stores and approximately $9.2 million is expected to be for improvement of existing facilities and systems.

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the $25.0 million revolving portion of our Credit Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve months. Our ability to satisfy our financial covenants under our Credit Facility, meet our debt service obligations and reduce our debt will be dependent on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our Credit Facility and the Notes at maturity will likely require additional financing, which may not be available to us in the future on acceptable terms, if at all. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Long-Term Debt

Credit Facility

In March 2005, the Company entered into a credit agreement which provided for $165.0 million in term loans (the “Term Loan Facility”) and $25.0 million in revolving credit facilities (the “Revolver” and together with the Term Loan Facility, the “Credit Facility”). The borrowings under the Credit Facility together with the net proceeds from the offering of the Initial Notes (defined herein) and the equity investment of Moulin Global Eyecare Holdings Limited and Golden Gate Capital were used to pay a cash portion of the purchase price for the equity interests held by Thomas L. Lee Partners in us and sold to ECCA Holdings Corporation in March 2005, to repay debt outstanding under a previous credit facility, to retire old notes, pay the related tender premium and accrued interest and to pay the related transaction fees and expenses. The remainder of the Credit Facility is available to finance working capital requirements and general corporate purposes.

On December 21, 2006, we obtained an amendment and consent to our Credit Agreement (the “2006 Amendment”). The 2006 Amendment primarily reduced the interest rate on the credit agreement as well as changed several covenants. A prepayment of $25.0 million in principal was made in conjunction with the lenders’ approval and a prepayment of $9.0 million in principal was made in conjunction with the filing of the 2006 10-K in March, 2007, as required under the 2006 Amendment. Additional voluntary prepayments of $20.0 million were made throughout fiscal 2007.

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The Term Loan Facility began amortizing in the third quarter of fiscal 2005 and continues through the date of maturity in fiscal 2012 according to the following schedule:

Year	Amount (in millions)
2008	1.24
2009	1.65
2010	1.65
2011	1.65
2012	100.27

$106.46

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

As of March 29, 2008 we were in compliance with all of our financial covenants.

Mandatory prepayment. Our mandatory prepayment for fiscal 2006 was waived by the 2006 Amendment which required a $25 million prepayment at the time of the 2006 Amendment, as well as a $9.0 million prepayment in March 2007. We made a voluntary prepayment of $10.0 million in March 2007. Beginning with fiscal 2007, we are required to make a mandatory annual prepayment of the Term Loan Facility in an amount equal to 75% of excess cash flows as defined in the Credit Facility, which percentage we expect to be reduced upon our achieving certain consolidated leverage ratios. Due to our voluntary prepayments during fiscal 2007, no excess cash flow prepayment was necessary. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

•	100% of the net cash proceeds of any property or asset sale or casualty, subject to certain exceptions and reinvestment rights;

•	100% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and

•	50% of the net cash proceeds from the issuance of additional equity interests, subject to certain exceptions.

Mandatory prepayments will be applied to the Term Loan Facility, first to the scheduled installments of the Term Loan Facility occurring within the next 12 months in direct order of maturity, and second, ratably to the remaining installments of the Term Loan Facility. We may voluntarily repay outstanding loans under the Credit Facility at any time without premium or penalty, other than customary “breakage” costs (as defined in the Term Loan Facility Agreement) with respect to Eurodollar loans.

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

Off-balance sheet arrangements. As of March 29, 2008 our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our credit facility primarily to insurance companies.

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

We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the first quarter of fiscal 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2007 (“2007 Form 10-K”).

Our primary market risk exposure is interest rate risk. As of March 29, 2008, approximately $106.5 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $106.5 million in long-term borrowings, our annual interest expense would change by approximately $1.1 million.

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

There has been no change in our internal controls over financial reporting that occurred during the thirteen weeks ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the first quarter of fiscal 2008. For further discussion, refer to our 2007 Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Form 10-K, filed with the Securities and Exchange Commission on March 28, 2008. The risks described in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were not material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors” of our 2007 Form 10-K.

Item 6.	Exhibits

(a)	The following documents are filed as part of this report.

10.1	Amendment No. 1 to the Professional Business Management Agreement dated July 2, 2006 by and between EyeMasters, Inc., a Delaware corporation and Mark Lynn O.D. & Associates, P.C., a Georgia Professional corporation.

31.1	Certification of Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

EYE CARE CENTERS OF AMERICA, INC.

Date: May 9, 2008

by:	/s/ Jennifer L. Kelley
Jennifer L. Kelley
Executive Vice President and Chief Financial Officer