Form 10-Q
period 2008-06-28
EYE CARE CENTERS OF AMERICA INC
filed 2008-08-11
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 33 - 70572

EYE CARE CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

TEXAS	74-2337775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11103 WEST AVENUE

SAN ANTONIO, TEXAS 78213

(Address of principal executive offices, including zip code)

(210) 340-3531

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at August 08, 2008
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

Page Number
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 29, 2007 (Unaudited) and June 28, 2008 (Unaudited)	2

Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended June 30, 2007 (Unaudited) and June 28, 2008 (Unaudited) and for the Twenty-Six Weeks Ended June 30, 2007 (Unaudited) and June 28, 2008 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended June 30, 2007 (Unaudited) and for the Twenty-Six Weeks Ended June 28, 2008 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4T. Controls and Procedures	27

Part II - Other Information

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 6. Exhibits	28

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 29, 2007	June 28, 2008
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,637	$26,071
Accounts and notes receivable, net	10,323	13,405
Inventory, net	32,933	33,515
Deferred income taxes, net	1,606	1,627
Prepaid expenses and other	9,089	9,374

Total current assets	59,588	83,992
PROPERTY & EQUIPMENT, net	62,466	68,400
GOODWILL	523,377	523,377
OTHER ASSETS	7,876	7,704
DEFERRED INCOME TAXES, net	16,255	16,255

Total assets	$669,562	$699,728

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,142	$23,236
Current maturities of long-term debt	2,255	2,217
Deferred revenue	3,655	3,762
Accrued taxes	10,496	17,234
Accrued payroll expense	10,847	9,029
Accrued interest	6,700	6,286
Other accrued expenses	6,126	7,673

Total current liabilities	61,221	69,437
LONG TERM DEBT, less current maturities	255,950	255,000
OTHER LONG-TERM LIABILITIES	5,835	8,229

Total liabilities	323,006	332,666

SHAREHOLDER’S EQUITY:
Common stock	—	—
Additional paid-in capital	317,152	317,152
Retained earnings	29,404	49,910

Total shareholder’s equity	346,556	367,062

	$669,562	$699,728

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2007	June 28, 2008	June 30, 2007	June 28, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$113,663	$127,515	$245,284	$273,538
Management fee	682	630	1,546	1,558

Total net revenues	114,345	128,145	246,830	275,096
OPERATING COSTS AND EXPENSES:
Cost of goods sold	39,128	45,054	80,387	92,655
Selling, general and administrative expenses	61,549	67,299	123,761	136,315

Total operating costs and expenses	100,677	112,353	204,148	228,970

INCOME FROM OPERATIONS	13,668	15,792	42,682	46,126
INTEREST EXPENSE, NET	6,610	5,934	13,336	11,352

INCOME BEFORE INCOME TAXES	7,058	9,858	29,346	34,774
INCOME TAX EXPENSE	2,823	3,927	11,749	14,268

NET INCOME	$4,235	$5,931	$17,597	$20,506

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Twenty-Six Weeks Ended
	June 30, 2007	June 28, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,597	$20,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,889	9,368
Amortization of debt issue costs	190	141
Deferred liabilities and other	3,562	2,501
Increase in operating assets and liabilities	4,562	4,279

Net cash provided by operating activities	34,800	36,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(14,275)	(15,258)

Net cash used in investing activities	(14,275)	(15,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(29,610)	(1,103)

Net cash used in financing activities	(29,610)	(1,103)

NET INCREASE (DECREASE) IN CASH	(9,085)	20,434
CASH AND CASH EQUIVALENTS, beginning of period	13,860	5,637

CASH AND CASH EQUIVALENTS, end of period	$4,775	$26,071

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements of Eye Care Centers of America, Inc. which is referred to as the “Company,” “we,” “our” and “us” herein, include all of our accounts, our wholly owned subsidiaries’ accounts and certain private optometrists’ accounts for whom we perform management services (the “ODs”). All significant intercompany accounts and transactions have been eliminated in consolidation. The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Operating results for the thirteen and twenty-six week periods ended June 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009 (“fiscal 2008”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 29, 2007 (“fiscal 2007”).

2. Critical Accounting Policies

Critical accounting policies are those that require us to make assumptions that are difficult or complex about matters that are uncertain and may change in subsequent periods, resulting in changes to reported results.

The majority of our accounting policies do not require us to make difficult, subjective or complex judgments or estimates or the variability of the estimates is not material. However, the following policies could be deemed critical. We have discussed these critical accounting policies with the Audit Committee of the Board of Directors of the Company.

•

Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $2.2 million at December 29, 2007 and $2.1 million at June 28, 2008, respectively.

•

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (“FIFO”) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $2.0 million at December 29, 2007 and $2.1 million at June 28, 2008, respectively.

•

Goodwill represents approximately 75% of our assets and consists of the amount by which the purchase price exceeds the market value of acquired net assets. Goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us.

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

•

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. We believe the accrued liability of approximately $1.0 million and $0.9 million, which is included in other accrued expenses as of December 29, 2007 and June 28, 2008, respectively, is adequate to cover future benefit payments for claims that occurred prior to the period end.

3. Related Party Transactions

Highmark. On August 1, 2006, ECCA Holdings Corporation (“ECCA Holdings”) was merged with a wholly-owned subsidiary of HVHC Inc. (“HVHC”), a subsidiary of Highmark Inc. (“Highmark”), with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC (the “Highmark Acquisition”). Eye Care Centers of America, Inc. is owned by ECCA Holdings and as a result of the merger became an indirect wholly-owned subsidiary of Highmark. In June 2007, we began contracting the administration of the Company’s self-insured employees’ health insurance through Highmark. We paid Highmark and its affiliates $0.4 million for management fees during the twenty-six weeks ended June 30, 2007 and June 28, 2008, respectively, and the Company incurred $0.1 million and $5.1 million in employee health claims during the twenty-six weeks ended June 30, 2007 and June 28, 2008, respectively, that were administered and paid for by Highmark. In addition we paid Highmark $3.0 million and $6.2 million for state and federal taxes during the twenty-six weeks ended June 30, 2007 and June 28, 2008, respectively, and $1.8 million and $1.3 million for administrative and other expenses during the twenty-six weeks ended June 30,2007 and June 28, 2008, respectively.

We are wholly-owned by ECCA Holdings, which is wholly owned by HVHC. HVHC also owns Davis Vision, Inc. (together with its subsidiaries, “Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (together with its subsidiaries, “Viva”), an international designer and distributor of eyewear and sunwear. During the twenty-six weeks ended June 30, 2007 and June 28, 2008, we recorded revenue of $7.3 million and $8.7 million, respectively, related to managed care reimbursements due from Davis and had a $0.3 million and a $1.8 million receivable related to these revenues at June 30, 2007 and June 28, 2008, respectively. We purchased $4.9 million and $4.5 million in frame product from Viva during the twenty-six weeks ended June 30, 2007 and June 28, 2008, respectively. We recorded cost of goods sold related to products purchased from Viva that were sold to our customers of $2.4 million and $5.4 million during the twenty-six weeks ended June 30, 2007 and June 28, 2008, respectively.

4. Income Taxes

We record income taxes under SFAS No. 109, “Accounting for Income Taxes” using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense increased to $14.3 million for the twenty-six weeks ended June 28, 2008 from $11.7 million for the twenty-six weeks ended June 30, 2007. This increase is mainly due to the increase in income before taxes in fiscal 2008.

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

The Company adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At June 28, 2008, the Company had approximately $3.2 million of gross liabilities related to unrecognized tax benefits (composed of $2.4 million of gross unrecognized tax benefits and accrued interest and penalties of $0.8 million) which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2007	$2,793
Additions based on tax provisions related to the prior year	375
Additions based on tax provisions related to the current year	348
Release based on tax provisions related to the prior year	(288)

Balance at June 28, 2008	$3,228

5. Accounting Standards and Disclosures

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, the FASB Staff Positions No. 157-1 and No. 157-2 were issued which delayed the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Our adoption of SFAS No. 157 on December 30, 2007 did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of June 28, 2008, and the Company has not determined whether or not it will elect this option for financial instruments it may acquire in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company will apply the provisions of this statement prospectively, as required, beginning on January 4, 2009 and does not expect the adoption of SFAS No. 160 to have a material effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses, 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed, 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition, and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 4, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We have adopted SFAS No. 161 as of December 30, 2007 and it did not have a material effect on the consolidated financial statements as we have no derivatives or hedging activity.

6. Condensed Consolidating Information

On February 4, 2005, we issued $152.0 million aggregate principal amount of our 10  3/4% Senior Subordinated Notes (the “Initial Notes”) due 2015. The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such exchanged notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the “Notes”). The registration statement was declared effective on September 26, 2005. The exchange period ended October 31, 2005. The Notes are the only notes of the Company which are currently outstanding.

The Notes were issued by us and are guaranteed by all of our subsidiaries (the “Guarantor Subsidiaries”) but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the Guarantor Subsidiaries and the non-guarantor subsidiaries as of and for the twenty-six weeks ended June 28, 2008. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of June 28, 2008, the Guarantor Subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc. Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., and Eye Care Holdings, Inc.

The following condensed consolidating financial information presents (i) our financial position, results of operations and cash flows, as parent, as if we accounted for our subsidiaries using the equity method, (ii) the Guarantor Subsidiaries, and (iii) the ODs. There were no transactions between the subsidiaries during any of the periods presented. Separate financial statements of the subsidiaries are not presented herein as we do not believe that such statements would be material to investors.

Condensed Consolidating Balance Sheet

December 29, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$(53)	$5,211	$479	$—	$5,637
Accounts and notes receivable	130,634	8,299	2,437	(131,047)	10,323
Inventory	—	31,053	1,880	—	32,933
Deferred income taxes, net	1,606	—	—	—	1,606
Prepaid expenses and other	(190)	9,231	48	—	9,089

Total current assets	131,997	53,794	4,844	(131,047)	59,588
Property and equipment	—	62,466	—	—	62,466
Goodwill	416,095	107,195	87	—	523,377
Other assets	7,544	329	3	—	7,876
Deferred income taxes, net	16,255	—	—	—	16,255
Investment in subsidiaries	96,085	—	—	(96,085)	—

Total Assets	$667,976	$223,784	$4,934	$(227,132)	$669,562

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$43,412	$106,817	$1,960	$(131,047)	$21,142
Current portion of long-term debt	1,650	605	—	—	2,255
Deferred revenue	—	2,567	1,088	—	3,655
Accrued taxes	11,248	(1,791)	1,039	—	10,496
Accrued payroll expense	—	9,898	949	—	10,847
Accrued interest	6,700	—	—	—	6,700
Other accrued expenses	361	5,453	312	—	6,126

Total current liabilities	63,371	123,549	5,348	(131,047)	61,221
Long-term debt, less current maturities	255,588	362	—	—	255,950
Other long-term liabilities	2,461	3,340	34	—	5,835

Total liabilities	321,420	127,251	5,382	(131,047)	323,006

Shareholders equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Accumulated equity (deficit)	29,404	96,533	(448)	(96,085)	29,404

Total shareholder’s equity (deficit)	346,556	96,533	(448)	(96,085)	346,556

	$667,976	$223,784	$4,934	$(227,132)	$669,562

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended June 30, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$89,932	$23,731	$—	$113,663
Management fees	—	(238)	—	920	682
Equity earnings in subsidiaries	14,616	—	—	(14,616)	—

Total net revenues	14,616	89,694	23,731	(13,696)	114,345
Operating costs and expenses:
Cost of goods sold	—	30,609	8,519	—	39,128
Selling, general and administrative expenses	844	53,016	6,769	920	61,549

Total operating costs and expenses	844	83,625	15,288	920	100,677

Income from operations	13,772	6,069	8,443	(14,616)	13,668
Interest expense, net	6,714	(104)	—	—	6,610
Income tax expense	2,823	(613)	613	—	2,823

Net income	$4,235	$6,786	$7,830	$(14,616)	$4,235

Condensed Consolidating Statement of Operations

For the Twenty-Six Weeks Ended June 30, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$193,020	$52,264	$—	$245,284
Management fees	—	15,719	—	(14,173)	1,546
Equity earnings in subsidiaries	44,320	—	—	(44,320)	—

Total net revenues	44,320	208,739	52,264	(58,493)	246,830
Operating costs and expenses:
Cost of goods sold	—	61,545	18,842	—	80,387
Selling, general and administrative expenses	1,359	106,969	29,606	(14,173)	123,761

Total operating costs and expenses	1,359	168,514	48,448	(14,173)	204,148

Income from operations	42,961	40,225	3,816	(44,320)	42,682
Interest expense, net	13,615	(279)	—	—	13,336
Income tax expense	11,749	(1,547)	1,547	—	11,749

Net income	$17,597	$42,051	$2,269	$(44,320)	$17,597

Condensed Consolidating Statements of Cash Flows

For the Twenty-Six Weeks Ended June 30, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$17,597	$42,051	$2,269	$(44,320)	$17,597
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	280	8,609	—	—	8,889
Amortization of debt issue costs	190	—	—	—	190
Deferred liabilities and other	—	3,056	506	—	3,562
Equity earnings in subsidiaries	(44,320)	—	—	44,320	—
Increase/(decrease) in operating assets and liabilities	55,866	(48,162)	(3,142)	—	4,562

Net cash provided by (used in) operating activities	29,613	5,554	(367)	—	34,800

Cash flows from investing activities:
Acquisition of property and equipment	—	(14,275)	—	—	(14,275)

Net cash used in investing activities	—	(14,275)	—	—	(14,275)

Cash flows from financing activities:
Payments on debt and capital leases	(29,413)	(197)	—	—	(29,610)

Net cash used in financing activities	(29,413)	(197)	—	—	(29,610)

Net decrease in cash and cash equivalents	200	(8,918)	(367)	—	(9,085)
Cash and cash equivalents at beginning of period	279	12,994	587	—	13,860

Cash and cash equivalents at end of period	$479	$4,076	$220	$—	$4,775

Condensed Consolidating Balance Sheet

June 28, 2008

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$(75)	$25,861	$285		$26,071
Accounts and notes receivable	110,162	18,173	2,103	(117,033)	13,405
Inventory		31,228	2,287		33,515
Deferred income taxes	1,627				1,627
Prepaid expenses and other	150	9,178	46		9,374

Total current assets	111,864	84,440	4,721	(117,033)	83,992

Property and equipment		68,400			68,400
Intangibles	416,095	107,195	87		523,377
Other assets	7,396	310	(2)		7,704
Deferred income taxes	16,255				16,255
Investment in subsidiaries	143,943			(143,943)	—

Total assets	$695,553	$260,345	$4,806	$(260,976)	$699,728

LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accounts payable	$44,487	$93,487	$2,295	$(117,033)	$23,236
Current portion of long-term debt	1,650	567			2,217
Deferred revenue		2,640	1,122		3,762
Accrued taxes	19,611	(3,033)	656		17,234
Accrued payroll expense		8,162	867		9,029
Accrued interest	5,540	746			6,286
Other accrued expenses	152	7,251	270		7,673

Total current liabilities	71,440	109,820	5,210	(117,033)	69,437
Long-term debt, less current maturities	254,878	122			255,000
Deferred Liabilities	2,173	6,013	43		8,229

Total liabilities	328,491	115,955	5,253	(117,033)	332,666
Shareholder’s equity
Common stock	—	—	—	—	—
Additional paid-in capital	317,152				317,152
Accumulated equity	49,910	144,390	(447)	(143,943)	49,910

Total shareholders’ equity	367,062	144,390	(447)	(143,943)	367,062

	$695,553	$260,345	$4,806	$(260,976)	$699,728

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended June 28, 2008

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales		$100,704	$26,811		$127,515
Management fees		8,937		(8,307)	630
Equity earnings in subsidiaries	16,059			(16,059)	—

Total net revenues	16,059	109,641	26,811	(24,366)	128,145
Operating costs and expenses:
Cost of goods sold		34,943	10,111		45,054
Selling, general and administrative expenses	985	57,600	17,021	(8,307)	67,299

Total operating costs and expenses	985	92,543	27,132	(8,307)	112,353

Income from operations	15,074	17,098	(321)	(16,059)	15,792
Interest expense, net	5,216	718			5,934
Income tax expense	3,927				3,927

Net income	$5,931	$16,380	$(321)	$(16,059)	$5,931

Condensed Consolidating Statement of Operations

For the Twenty-Six Weeks Ended June 28, 2008

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales		$216,689	$56,849		$273,538
Management fees		20,370		(18,812)	1,558
Equity earnings in subsidiaries	47,858			(47,858)	—

Total net revenues	47,858	237,059	56,849	(66,670)	275,096
Operating costs and expenses:
Cost of goods sold		71,783	20,872		92,655
Selling, general and administrative expenses	2,419	116,731	35,977	(18,812)	136,315

Total operating costs and expenses	2,419	188,514	56,849	(18,812)	228,970

Income from operations	45,439	48,545	—	(47,858)	46,126
Interest expense, net	10,665	687			11,352
Income tax expense	14,268				14,268

Net income	$20,506	$47,858	$—	$(47,858)	$20,506

Condensed Consolidating Statements of Cash Flows

For the Twenty-Six Weeks Ended June 28, 2008

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$20,506	$47,858	$—	$(47,858)	20,506
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	130	9,238	—	—	9,368
Amortization of debt issue costs	133	8	—	—	141
Deferred liabilities and other	(288)	2,746	43	—	2,501
Equity earnings in subsidiaries	(47,858)	—	—	47,858	—
Increase/(decrease) in operating assets and liabilities	28,180	(23,664)	(237)	—	4,279

Net cash provided by (used in) operating activities	803	36,186	(194)	—	36,795

Cash flows from investing activities:
Acquisition of property and equipment	—	(15,258)	—		(15,258)

Net cash used in investing activities	—	(15,258)	—	—	(15,258)

Cash flows from financing activities:
Payments on debt and capital leases	(825)	(278)	—		(1,103)

Net cash used in financing activities	(825)	(278)	—	—	(1,103)

Net decrease in cash and cash equivalents	(22)	20,650	(194)	—	20,434
Cash and cash equivalents at beginning of period	(53)	5,211	479		5,637

Cash and cash equivalents at end of period	$(75)	$25,861	$285	$—	$26,071

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should not place undue reliance on these forward-looking statements, which reflect our management’s view and various assumptions only as of the date of this report. Because these forward-looking statements involve risks and uncertainties, many of which are beyond our control, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our assumptions, plans, objectives, expectations and intentions with respect to the following:

•	our competitive environment;

•	the cost and effect of legal, tax or regulatory proceedings;

•	changes in general economic conditions;

•	changes to our regulatory environment;

•	our ability to maintain our relationships with optometrists;

•	franchise claims by optometrists;

•	our ability to build and maintain relationships with managed vision care plans;

•	reduction of third-party reimbursement;

•	technological advances in vision care;

•	conflicts of interest between our shareholder and noteholders;

•	failure to realize anticipated cost savings;

•	exposure to liability claims if we are unable to obtain adequate insurance;

•	changes in general industry and market conditions and growth rates;

•	loss of key management personnel;

•	changes in accounting policies applicable to our business;

•	the impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or future restructuring activities;

•	our substantial indebtedness;

•	restrictions imposed on our business by the terms of our indebtedness;

•	our ability to fund our capital requirements;

•	long-term impact of laser surgery on the optical industry;

•	our ability to open new stores and the financial impact derived from those openings; and

•	our ability to implement and maintain our merchandising and marketing business strategy.

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

Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007 (“2007 Form 10-K”) and any update thereto in our Forms 10-Q.

Introduction

The following management’s discussion and analysis (“MD&A”) section is intended to help the reader better understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2007 Form 10-K.

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 417 stores in 36 states, including 350 directly-owned stores and 67 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 350 directly-owned stores, as well as the results of 54 of the 67 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 404 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 404 consolidated stores, as well as the professional fees of the optometrists at 212 of the stores. These 212 stores include 112 stores where the optometrist is our employee or an independent contractor, the 54 stores operated by an OD PC that are consolidated in our results and the 46 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

In this MD&A we use the terms “gross profit,” “gross margin,” “comparable store sales,” “comparable transaction volume” and “average ticket price” to compare our period-over-period performance. Gross profit is defined as optical sales less cost of goods sold in a period. Gross margin is defined as gross profit as a percentage of optical sales in a period. Comparable store sales is calculated by comparing net revenues for a period to net revenues of the equivalent prior period for all stores open at least twelve months during such prior period. Comparable transaction volume is based on the number of comparable store sales in a period. Average ticket price is calculated by dividing comparable net revenues by comparable transaction volume in a period.

We believe that the key driver of our performance is our ability to grow revenue without increasing costs at the same rate by (i) increasing comparable transaction volume by offering value and convenience, (ii) actively managing our store base in targeted markets, and (iii) pursuing fee-for-service funded managed vision care relationships. Our performance is also affected by general economic conditions and consumer confidence.

We primarily grow optical sales by offering value and convenience to our customers. Since the fiscal year ended December 29, 2001, we have focused on our value strategy, which includes a promotion of two complete pairs of single vision eyewear for $99. We believe our value strategy results in increased comparable transaction volume and also believe it encourages customers to purchase higher margin lenses, lens treatments and accessories, which increases average ticket price.

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expense related to opening new stores adversely affects our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we have opened 12 new stores in the twenty-six weeks ended June 28, 2008 and believe the opportunity exists to open approximately 11 additional new stores in fiscal 2008 in existing and new markets. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 30, 2007		June 28, 2008		June 30, 2007		June 28, 2008
Statement of Income Data:
NET REVENUES:
Optical sales	99.4%		99.5%		99.4%		99.4%
Management fee	0.6		0.5		0.6		0.6

Total net revenues	100.0		100.0		100.0		100.0
OPERATING COSTS AND EXPENSES:
Cost of goods sold	34.4	*	35.3	*	32.8	*	33.9	*
Selling, general and administrative expenses	54.2	*	52.8	*	50.5	*	49.8	*
Total operating costs and expenses	88.0		87.7		82.7		83.2

INCOME FROM OPERATIONS	12.0		12.3		17.3		16.8
INTEREST EXPENSE, NET	5.8		4.6		5.4		4.1
INCOME TAX EXPENSE	2.5		3.1		4.8		5.2

NET INCOME	3.7%		4.6%		7.1%		7.5%

*	Percentages based on optical sales only

The Thirteen Weeks Ended June 28, 2008 Compared to the Thirteen Weeks Ended June 30, 2007.

Net Revenues. Net revenues increased to $128.1 million for the thirteen weeks ended June 28, 2008 from $114.3 million for the thirteen weeks ended June 30, 2007. The increase in revenues was primarily driven by a 7.9% increase in comparable store sales and new store openings. Net revenues attributable to new stores that opened in the thirteen weeks ended June 28, 2008 were $1.1 million. Comparable transactions increased by 7.6% and average ticket increased by 0.3% compared to the thirteen weeks ended June 30, 2007. The increase in transactions was driven by the continued increase in the sale of premium lenses, strong acceptance of our value offering and the addition of a second value offering related to multifocal lenses. Total managed vision care sales increased by 23.2%, or $4.6 million. In addition, we opened 8 new stores in the second quarter of fiscal 2008.

Gross Profit. Gross profit on optical sales increased to $82.5 million for the thirteen weeks ended June 28, 2008 from $74.5 million for the thirteen weeks ended June 30, 2007. Gross profit as a percentage of optical sales decreased to 64.7% for the thirteen weeks ended June 28, 2008 from 65.6% for the thirteen weeks ended June 30, 2007. The decrease in gross profit as a percentage of optical sales was largely the result of the increase in the sale of lower margin specialty lenses and the increase in doctor payroll expenses. These increased expenses were partially offset by the continued increase in the sales mix of high margin private label and value frames.

Selling General & Administrative Expenses (SG&A). SG&A increased to $67.3 million for the thirteen weeks ended June 28, 2008 from $61.5 million for the thirteen weeks ended June 30, 2007. SG&A, as a percentage of optical sales, decreased to 52.8% for the thirteen weeks ended June 28, 2008 from 54.2% for the thirteen weeks ended June 30, 2007. This percentage decrease was largely due to the leveraging of depreciation, occupancy and advertising costs as compared to the second quarter of fiscal 2007. These decreases were partially related to our entry into the Chicago market in 2007 and the non-recurring expenses needed to enter a new market.

Net Interest Expense. Net interest expense decreased to $5.9 million for the thirteen weeks ended June 28, 2008 from $6.6 million for the thirteen weeks ended June 30, 2007. This decrease was primarily due to lower outstanding debt balances.

Income Tax Expense. Income tax expense increased to $3.9 million for the thirteen weeks ended June 28, 2008 from $2.8 million for the thirteen weeks ended June 30, 2007 primarily due to a $2.8 million increase in income before taxes.

Net Income. Net income increased to $5.9 million for the thirteen weeks ended June 28, 2008 compared from $4.2 million for the thirteen weeks ended June 30, 2007.

The Twenty-Six Weeks Ended June 28, 2008 Compared to the Twenty-Six Weeks Ended June 30, 2007.

Net Revenues. Net revenues increased to $275.1 million for the twenty-six weeks ended June 28, 2008 from $246.8 million for the twenty-six weeks ended June 30, 2007. The increase in revenues was primarily driven by a 6.8% increase in comparable store sales and new store openings. Net revenues attributable to new stores that opened in the first twenty-six weeks of fiscal 2008 were $2.2 million. Comparable transactions increased by 5.8% and average ticket increased by 1.0% compared to the first twenty-six weeks of fiscal 2007. The increase in transactions was driven by the continued increase in the sale of premium lenses, acceptance of our value offering and the addition of a second value offering related to multifocal lenses. Total managed vision care sales increased by 13.4%, or $9.8 million. In addition, we opened 12 new stores in the first twenty-six weeks of fiscal 2008.

Gross Profit. Gross profit on optical sales increased to $180.9 million for the twenty-six weeks ended June 28, 2008 from $164.9 million for the twenty-six weeks ended June 30, 2007. Gross profit as a percentage of optical sales decreased to 66.1% for the twenty-six weeks ended June 28, 2008 from 67.2% for the twenty-six weeks ended June 30, 2007. The decrease in gross profit as a percentage of optical sales was largely the result of the increase in the sale of lower margin specialty lenses and the increase in lab expenditures related to the increased transaction volume of specialty lenses. These increased expenses were partially offset by the continued increase in the sales mix of high margin private label and value frames.

Selling General & Administrative Expenses (SG&A). SG&A increased to $136.3 million for the twenty-six weeks ended June 28, 2008 from $123.8 million for the twenty-six weeks ended June 30, 2007.

SG&A, as a percentage of optical sales, decreased to 49.8% for the twenty-six weeks ended June 28, 2008 from 50.5% for the twenty-six weeks ended June 30, 2007. This percentage decrease was largely due to the leveraging of depreciation, occupancy and advertising costs as compared to the twenty-six weeks ended June 30, 2007 and a decrease in pre-opening costs. These decreases were partially related to our entry into the Chicago market in 2007 and the non-recurring expenses for training and occupancy needed to enter a new market.

Net Interest Expense. Net interest expense decreased to $11.4 million for the twenty-six weeks ended June 28, 2008 from $13.3 million for the twenty-six weeks ended June 30, 2007. This decrease was primarily due to lower outstanding debt balances as compared to the second quarter of fiscal 2007.

Income Tax Expense. Income tax expense increased to $14.3 million for the twenty-six weeks ended June 28, 2008 from $11.7 million for the twenty-six weeks ended June 30, 2007, primarily due to the $5.4 million increase in income before taxes.

Net Income. Net income increased to $20.5 million for the twenty-six weeks ended June 28, 2008 compared to $17.6 million for the twenty-six weeks ended June 30, 2007.

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

Sources of Capital

Our short-term and long-term liquidity needs arise primarily from: (i) interest payments primarily related to our Credit Facility (as defined below) and the Notes; (ii) capital expenditures, including those for opening new stores; and (iii) working capital requirements as may be needed to support our business. We intend to fund our operations, interest payments, capital expenditures and working capital requirements principally from cash from operations. We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the cash necessary to fund our operations, interest payments, capital expenditures and working capital requirements. There are currently no restrictions on the ability of our subsidiaries to transfer funds to us.

Cash flows from operating activities provided net cash of $36.8 million for the twenty-six weeks ended June 28, 2008 and $34.8 million for the twenty-six weeks ended June 30, 2007. Our other sources of working capital are cash on hand and funding from the revolving portion of our Credit Facility. As of June 28, 2008, we had $26.1 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our Credit Facility(as defined below), excluding $2.6 million letters of credit outstanding.

Payment on debt has been our principal financing activity. Cash flows used in financing activities were $1.1 million for the twenty-six weeks ended June 28, 2008 and $29.6 million for the twenty-six weeks ended June 30, 2007, respectively, and related solely to the payment of debt.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $14.6 million as of June 28, 2008. Our working capital was a deficit of $1.6 million as of December 29, 2007. The increase in working capital is primarily due to accumulation of cash as we have made no voluntary prepayments of our Credit Facility (as defined below) in fiscal 2008.

Capital expenditures were $15.3 million for the twenty-six weeks ended June 28, 2008 compared to $14.3 million for the twenty-six weeks ended June 30, 2007. Capital expenditures for all of 2008 are projected to be approximately $21.8 million. Of the planned 2008 capital expenditures, approximately $12.6 million is related to commitments for new stores and approximately $9.2 million is expected to be for improvement of existing facilities and systems.

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the $25.0 million revolving portion of our Credit Facility(as defined below), will be adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve months. Our ability to satisfy our financial covenants under our Credit Facility(as defined below), meet our debt service obligations and reduce our debt will be dependent on our future performance, which, in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our Credit Facility (as defined below) and the Notes (defined herein) at maturity will likely require additional financing, which may not be available to us in the future on acceptable terms, if at all. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Long-Term Debt

Credit Facility

In March 2005, the Company entered into a credit agreement which provided for $165.0 million in term loans (the “Term Loan Facility”) and $25.0 million in revolving credit facilities (the “Revolver” and together with the Term Loan Facility, the “Credit Facility”). The borrowings under the Credit Facility together with the net proceeds from the offering of the Initial Notes (defined herein) and the equity investment of Moulin Global Eyecare Holdings Limited and Golden Gate Capital were used to pay a cash portion of the purchase price for the equity interests held by Thomas H. Lee Partners in us and sold to ECCA Holdings Corporation in March 2005, to repay debt outstanding under a previous credit facility, to retire old notes, to pay the related tender premium and accrued interest and to pay the related transaction fees and expenses. The remainder of the Credit Facility is available to finance working capital requirements and general corporate purposes.

On December 21, 2006, we obtained an amendment and consent to our Credit Facility (the “2006 Amendment”). The 2006 Amendment primarily reduced the interest rate on the Credit Facility as well as changed several covenants. A prepayment of $25.0 million in principal was made in conjunction with the lenders’ approval and a prepayment of $9.0 million in principal was made in conjunction with the filing of the 2006 10-K in March, 2007, as required under the 2006 Amendment. Additional voluntary prepayments of $20.0 million were made throughout fiscal 2007.

Amortization payments. Prior to the maturity date, funds borrowed under the revolving portion of our Credit Facility may be borrowed, repaid and re-borrowed, without premium or penalty. The Term Loan Facility began amortizing in the third quarter of fiscal year ended December 31, 2005 and continues through the date of maturity in fiscal 2012 according to the following schedule:

Year	Amount (in millions)
2008	0.83
2009	1.65
2010	1.65
2011	1.65
2012	100.27

$106.05

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

The applicable margin for borrowings under the revolving portion of our Credit Facility will be determined pursuant to a pricing grid based on the attainment of certain leverage ratios. The applicable margins for borrowings under the Term Loan Facility are not subject to adjustment.

In addition to paying interest on outstanding principal under the Credit Facility, we are required to pay a commitment fee to the lenders under the revolving portion of our Credit Facility in respect of the unutilized commitments thereunder at a rate equal to .50%. We will also pay customary letter of credit fees.

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

Covenants. The Credit Facility documentation contains customary affirmative and negative covenants and financial covenants. During the term of the Credit Facility, the negative covenants restrict our ability to do certain things, including but not limited to:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of our property or assets;

•	prepay, redeem or repurchase our debt (including the Notes (defined herein)), or amend or modify the terms of certain material debt (including the Notes (defined herein)) or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders; and

•	agree to restrictions on the ability of our subsidiaries to pay dividends and make distributions.

The following financial covenants are included:

•	maximum consolidated leverage ratio;

•	maximum capital expenditures; and

•	minimum rent-adjusted interest coverage ratio.

As of June 28, 2008 we were in compliance with all of our financial covenants.

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

Mandatory prepayments will be applied to the Term Loan Facility, first to the scheduled installments of the Term Loan Facility occurring within the next 12 months in direct order of maturity, and second, ratably to the remaining installments of the Term Loan Facility. We may voluntarily repay outstanding loans under the Credit Facility at any time without premium or penalty, other than customary “breakage” costs (as defined in the Credit Facility) with respect to Eurodollar loans.

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

The Notes:

•	are general unsecured, senior subordinated obligations of the Company;

•	are limited to an aggregate principal amount of $152.0 million, subject to our ability to issue additional notes;

•	mature on February 15, 2015;

•	are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company, including the Credit Facility;

•	rank equally in right of payment to any future Senior Subordinated Indebtedness (as defined in the Indenture) of the Company;

•

are unconditionally guaranteed on a senior subordinated basis by each existing Subsidiary (as defined in the Indenture) of the Company and any future Restricted Subsidiary (as defined in the Indenture) of the Company that is not a Foreign Subsidiary (as defined in the Indenture);

•

are effectively subordinated to any future Indebtedness (as defined in the Indenture) and other liabilities of Subsidiaries (as defined in the Indenture) of the Company that are not guaranteeing the notes;

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

Off-balance sheet arrangements. As of June 28, 2008, our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our Credit Facility primarily to insurance companies.

Future Capital Resources. Based upon current operations, anticipated cost savings and future growth, we believe that our cash flow from operations, together with borrowings currently available under the revolving portion of our Credit Facility, are adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next 12 months. Our ability to satisfy our financial covenants under the Credit Facility to meet our debt service obligations and to reduce our debt will depend on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. In the event we do not satisfy our financial covenants set forth in the Credit Facility, we may attempt to renegotiate the terms of the Credit Facility with our lenders for further amendments to, or waivers of, the financial covenants of the Credit Facility. We believe that our ability to repay the Credit Facility at maturity will likely require additional financing. We cannot assume that additional financing will be available to us. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Seasonality and Quarterly Results

Our sales fluctuate seasonally. Historically, our highest sales and earnings occur in the first and third fiscal quarters; therefore, quarterly results are not necessarily indicative of results for the entire year, and the opening of new stores may affect seasonal fluctuations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There have been no material changes in our market risk during the twenty-six weeks ended June 28, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2007 (“2007 Form 10-K”).

Our primary market risk exposure is interest rate risk. As of June 28, 2008, approximately $106.1 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $106.1 million in long-term borrowings, our annual interest expense would change by approximately $1.1 million.

In the event of an adverse change in interest rates, we could take actions to mitigate our exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

ITEM 4T.	CONTROLS AND PROCEDURES

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

There has been no change in our internal controls over financial reporting that occurred during the thirteen weeks ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There have been no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the twenty-six weeks ended June 28, 2008. For further discussion, please refer to our 2007 Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our 2007 Form 10-K, filed with the Securities and Exchange Commission on March 28, 2008. The risks described in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors”

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

Date: August 11, 2008

by:	/s/ Jennifer L. Kelley
Jennifer L. Kelley
Executive Vice President and Chief Financial Officer