Form 10-Q
period 2008-09-27
EYE CARE CENTERS OF AMERICA INC
filed 2008-11-10
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 10, 2008
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

Page Number
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at December 29, 2007 (Unaudited) and September 27, 2008 (Unaudited)	2

Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended September 29, 2007 (Unaudited) and September 27, 2008 (Unaudited) and for the Thirty-Nine Weeks Ended September 29, 2007 (Unaudited) and September 27, 2008 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 29, 2007 (Unaudited) and for the Thirty-Nine Weeks Ended September 27, 2008 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements	5-15

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4T. Controls and Procedures	28

Part II - Other Information

Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 6. Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 29, 2007	September 27, 2008
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,637	$39,505
Accounts and notes receivable, net	10,323	13,610
Inventory, net	32,933	32,502
Deferred income taxes, net	1,606	1,668
Prepaid expenses and other	9,089	3,791

Total current assets	59,588	91,076
PROPERTY & EQUIPMENT, net	62,466	69,851
GOODWILL	523,377	523,377
OTHER ASSETS	7,876	7,604
DEFERRED INCOME TAXES, net	16,255	16,255

Total assets	$669,562	$708,163

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$21,142	$22,906
Current maturities of long-term debt	2,255	2,094
Deferred revenue	3,655	3,776
Accrued taxes	10,496	21,709
Accrued payroll expense	10,847	9,407
Accrued interest	6,700	2,205
Other accrued expenses	6,126	7,735

Total current liabilities	61,221	69,832
LONG TERM DEBT, less current maturities	255,950	254,610
OTHER LONG-TERM LIABILITIES	5,835	8,450

Total liabilities	323,006	332,892

SHAREHOLDER’S EQUITY:
Common stock	—	—
Additional paid-in capital	317,152	317,152
Retained earnings	29,404	58,119

Total shareholder’s equity	346,556	375,271

	$669,562	$708,163

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2007	September 27, 2008	September 29, 2007	September 27, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$122,181	$133,658	$367,465	$407,196
Management fee	742	725	2,288	2,283

Total net revenues	122,923	134,383	369,753	409,479

OPERATING COSTS AND EXPENSES:
Cost of goods sold	41,640	46,726	122,027	139,381
Selling, general and administrative expenses	64,224	68,286	187,984	204,601

Total operating costs and expenses	105,864	115,012	310,011	343,982

INCOME FROM OPERATIONS	17,059	19,371	59,742	65,497
INTEREST EXPENSE, NET	6,361	5,561	19,697	16,913

INCOME BEFORE INCOME TAXES	10,698	13,810	40,045	48,584
INCOME TAX EXPENSE	4,810	5,601	16,559	19,869

NET INCOME	$5,888	$8,209	$23,486	$28,715

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirty-Nine Weeks Ended
	September 29, 2007	September 27, 2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,486	$28,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,338	14,100
Amortization of debt issue costs	271	223
Deferred liabilities and other	4,144	2,736
Increase in operating assets and liabilities	2,012	11,136

Net cash provided by operating activities	43,251	56,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(17,665)	(21,369)

Net cash used in investing activities	(17,665)	(21,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(30,134)	(1,673)

Net cash used in in financing activities	(30,134)	(1,673)

NET INCREASE (DECREASE) IN CASH	(4,548)	33,868
CASH AND CASH EQUIVALENTS, beginning of period	13,860	5,637

CASH AND CASH EQUIVALENTS, end of period	$9,312	$39,505

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The Unaudited Condensed Consolidated Financial Statements of Eye Care Centers of America, Inc. which is referred to as the “Company,” “we,” “our” and “us” herein, include all of our accounts, our wholly owned subsidiaries’ accounts and the accounts of certain private optometrists’ for whom we perform management services (the “ODs”). All significant intercompany accounts and transactions have been eliminated in consolidation. The fiscal year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Operating results for the thirteen and thirty-nine week periods ended September 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending January 3, 2009 (“fiscal 2008”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s annual report on Form 10-K for the year ended December 29, 2007 (“fiscal 2007”).

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

•

Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $2.2 million at December 29, 2007 and $2.1 million at September 27, 2008.

•

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market value. Cost is determined using the weighted average method which approximates the first-in, first-out (“FIFO”) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $2.0 million at December 29, 2007 and $2.2 million at September 27, 2008.

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

•

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $200,000 per employee. The amount charged to health insurance expense is based on estimates obtained from actuaries with our ultimate parent organization, Highmark Inc. (“Highmark”). We believe the accrued liability of approximately $1.0 million and $0.9 million, which is included in other accrued expenses as of December 29, 2007 and September 27, 2008, respectively, is adequate to cover future benefit payments for claims that occurred prior to the period end.

3. Related Party Transactions

Highmark. On August 1, 2006, ECCA Holdings Corporation (“ECCA Holdings”) was merged with a wholly-owned subsidiary of HVHC Inc. (“HVHC”), a subsidiary of Highmark, with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC (the “Highmark Acquisition”). The Company is owned by ECCA Holdings and as a result of the merger became an indirect wholly-owned subsidiary of Highmark. In June 2007, we began contracting the administration of the Company’s self-insured employees’ health insurance through Highmark. We paid Highmark and its affiliates $0.6 million for management fees during the thirty-nine weeks ended September 29, 2007 and September 27, 2008, respectively, and the Company incurred $2.4 million and $8.4 million in employee health claims during the thirty-nine weeks ended September 29, 2007 and September 27, 2008, respectively, that were administered and paid for by Highmark. In addition we paid Highmark $3.0 million and $6.2 million for state and federal taxes during the thirty-nine weeks ended September 29, 2007 and September 27, 2008, respectively, and $2.3 million for administrative and other expenses during the thirty-nine weeks ended September 29, 2007 and September 27, 2008, respectively.

HVHC also owns Davis Vision, Inc. (together with its subsidiaries, “Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (together with its subsidiaries, “Viva”), an international designer and distributor of eyewear and sunwear. During the thirty-nine weeks ended September 29, 2007 and September 27, 2008, we recorded revenue of $10.4 million and $12.8 million, respectively, related to managed care reimbursements due from Davis and had a $0.9 million and a $2.1 million receivable related to these revenues at September 29, 2007 and September 27, 2008, respectively. We purchased $7.5 million and $7.4 million in frame product from Viva during the thirty-nine weeks ended September 29, 2007 and September 27, 2008, respectively. We recorded cost of goods sold related to products purchased from Viva that were sold to our customers of $5.1 million and $7.3 million during the thirty-nine weeks ended September 29, 2007 and September 27, 2008, respectively.

4. Income Taxes

We record income taxes under SFAS No. 109, “Accounting for Income Taxes” (issued by the Financial Accounting Standards Board (“FASB”)) using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense increased to $19.9 million for the thirty-nine weeks ended September 27, 2008 from $16.6 million for the thirty-nine weeks ended September 29, 2007 and the effective tax rate increased to 30% from 28%, respectively. This increase is mainly due to the increase in income before taxes in fiscal 2008.

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

The Company adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At September 27, 2008, the Company had approximately $3.3 million of gross liabilities related to unrecognized tax benefits (composed of $2.5 million of gross unrecognized tax benefits and accrued interest and penalties of $0.8 million) which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2007	$2,793
Additions based on tax provisions related to the prior year	375
Additions based on tax provisions related to the current year	466
Release based on tax provisions related to the prior year	(288)

Balance at September 27, 2008	$3,346

5. Accounting Standards and Disclosures

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, FASB Staff Positions No.

157-1 and No. 157-2 were issued, delaying the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Our adoption of SFAS No. 157 on December 30, 2007 did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of September 27, 2008, and the Company has not determined whether it will elect this option for financial instruments it may acquire in the future.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement: 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses; 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed; 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition; and 4) increases required disclosures. The Company will apply the provisions of this statement prospectively to business combinations for which the acquisition date is on or after January 4, 2009 and does not expect the adoption of SFAS No. 141 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 and it did not have a material effect on the consolidated financial statements as we have no derivatives or hedging activity.

6. Subsequent Event

On October 3, 2008, we entered into a Third Amendment and Consent to our Credit Facility (as defined below) (the “2008 Amendment”). The 2008 Amendment provides for an increase in the annual capital expenditures limit under the Credit Facility from $22 million to $28 million in consideration for (i) a $20 million prepayment of principal due under the loan terms made under the Credit Facility and (ii) an amendment fee of 10 basis points. The 2008 Amendment further provides that all capital contributions made to us by HVHC or its affiliates for the purposes of funding capital expenditures shall be excluded from the annual capital expenditure limit set forth in the Credit Facility. The prepayment of $20.0 million in principal of the loans made under the Credit Facility was made on October 3, 2008. On October 9, 2008, HVHC provided us with a $5.0 million capital contribution to be utilized to fund improvements to our lab equipment and infrastructure.

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

The Notes were issued by us and are guaranteed by all of our subsidiaries (the “Guarantor Subsidiaries”), but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the Guarantor Subsidiaries and the non-guarantor subsidiaries as of and for the thirty-nine weeks ended September 27, 2008. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of September 27, 2008, the Guarantor Subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc. Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., and Eye Care Holdings, Inc.

The following condensed consolidating financial information presents: (i) our financial position, results of operations and cash flows, as parent, as if we accounted for our subsidiaries using the equity method; (ii) the Guarantor Subsidiaries; and (iii) the ODs. There were no transactions between the subsidiaries during any of the periods presented. Separate financial statements of the subsidiaries are not presented herein as we do not believe that such statements would be material to investors.

Condensed Consolidating Balance Sheet

December 29, 2007

(in thousands)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$(53)	$5,211	$479	$—	$5,637
Accounts and notes receivable	130,634	8,299	2,437	(131,047)	10,323
Inventory	—	31,053	1,880	—	32,933
Deferred income taxes, net	1,606	—	—	—	1,606
Prepaid expenses and other	(190)	9,231	48	—	9,089

Total current assets	131,997	53,794	4,844	(131,047)	59,588
Property and equipment	—	62,466	—	—	62,466
Goodwill	416,095	107,195	87	—	523,377
Other assets	7,544	329	3	—	7,876
Deferred income taxes, net	16,255	—	—	—	16,255
Investment in subsidiaries	96,085	—	—	(96,085)	—

Total Assets	$667,976	$223,784	$4,934	$(227,132)	$669,562

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$43,412	$106,817	$1,960	$(131,047)	$21,142
Current portion of long-term debt	1,650	605	—	—	2,255
Deferred revenue	—	2,567	1,088	—	3,655
Accrued taxes	11,248	(1,791)	1,039	—	10,496
Accrued payroll expense	—	9,898	949	—	10,847
Accrued interest	6,700	—	—	—	6,700
Other accrued expenses	361	5,453	312	—	6,126

Total current liabilities	63,371	123,549	5,348	(131,047)	61,221
Long-term debt, less current maturities	255,588	362	—	—	255,950
Other long-term liabilities	2,461	3,340	34	—	5,835

Total liabilities	321,420	127,251	5,382	(131,047)	323,006

Shareholders equity (deficit):
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—	—	—	317,152
Retained earnings	29,404	96,533	(448)	(96,085)	29,404

Total shareholder’s equity (deficit)	346,556	96,533	(448)	(96,085)	346,556

	$667,976	$223,784	$4,934	$(227,132)	$669,562

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$96,764	$25,417		$122,181
Management fees	—	7,057		(6,315)	742
Equity earnings in subsidiaries	17,710			(17,710)	—

Total net revenues	17,710	103,821	25,417	(24,025)	122,923
Operating costs and expenses:
Cost of goods sold	—	32,066	9,574		41,640
Selling, general and administrative expenses	631	55,535	14,373	(6,315)	64,224

Total operating costs and expenses	631	87,601	23,947	(6,315)	105,864

Income from operations	17,079	16,220	1,470	(17,710)	17,059
Interest expense (income), net	6,381	(22)	2	—	6,361
Income tax expense (benefit)	4,810	(625)	625	—	4,810

Net income	$5,888	$16,867	$843	$(17,710)	$5,888

Condensed Consolidating Statement of Operations

For the Thirty-Nine Weeks Ended September 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$289,784	$77,681	$—	$367,465
Management fees	—	22,776		(20,488)	2,288
Equity earnings in subsidiaries	62,030			(62,030)	—

Total net revenues	62,030	312,560	77,681	(82,518)	369,753
Operating costs and expenses:
Cost of goods sold	—	93,611	28,416	—	122,027
Selling, general and administrative expenses	1,989	162,504	43,979	(20,488)	187,984

Total operating costs and expenses	1,989	256,115	72,395	(20,488)	310,011

Income from operations	60,041	56,445	5,286	(62,030)	59,742
Interest expense (income), net	19,996	(301)	2	—	19,697
Income tax expense (benefit)	16,559	(2,172)	2,172	—	16,559

Net income	$23,486	$58,918	$3,112	$(62,030)	$23,486

Condensed Consolidating Statements of Cash Flows

For the Thirty-Nine Weeks Ended September 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$23,486	$58,918	$3,112	$(62,030)	$23,486
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	357	12,981	—	—	13,338
Amortization of debt issue costs	271	—	—	—	271
Deferred liabilities and other	—	3,658	486	—	4,144
Equity earnings in subsidiaries	(62,030)	—	—	62,030	—
Increase/(decrease) in operating assets and liabilities	67,397	(61,447)	(3,938)	—	2,012

Net cash provided by (used in) operating activities	29,481	14,110	(340)	—	43,251

Cash flows from investing activities:
Acquisition of property and equipment	—	(17,665)	—	—	(17,665)

Net cash used in investing activities	—	(17,665)	—	—	(17,665)

Cash flows from financing activities:
Payments on debt and capital leases	(29,825)	(309)	—	—	(30,134)

Net cash used in financing activities	(29,825)	(309)	—	—	(30,134)

Net decrease in cash and cash equivalents	(344)	(3,864)	(340)	—	(4,548)
Cash and cash equivalents at beginning of period	279	12,994	587	—	13,860

Cash and cash equivalents at end of period	$(65)	$9,130	$247	$—	$9,312

Condensed Consolidating Balance Sheet

September 27, 2008

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$(56)	$38,709	$852	$—	$39,505
Accounts and notes receivable	99,394	22,733	1,117	(109,634)	13,610
Inventory	1	30,308	2,193	—	32,502
Deferred income taxes	1,668	—	—	—	1,668
Prepaid expenses and other	291	3,455	45	—	3,791

Total current assets	101,298	95,205	4,207	(109,634)	91,076
Property and equipment	—	69,851	—	—	69,851
Goodwill	416,095	107,195	87	—	523,377
Other assets	7,296	310	(2)	—	7,604
Deferred income taxes	16,255	—	—	—	16,255
Investment in subsidiaries	164,725	—	—	(164,725)	—

Total assets	$705,669	$272,561	$4,292	$(274,359)	$708,163

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$45,056	$85,289	$2,195	$(109,634)	$22,906
Current portion of long-term debt	1,650	444	—		2,094
Deferred revenue	—	2,678	1,098		3,776
Accrued taxes	25,253	(4,267)	723		21,709
Accrued payroll expense	—	8,603	804		9,407
Accrued interest	1,459	746	—		2,205
Other accrued expenses	284	7,172	279		7,735

Total current liabilities	73,702	100,665	5,099	(109,634)	69,832
Long-term debt, less current maturities	254,523	87	—	—	254,610
Other long-term liabilities	2,173	6,230	47	—	8,450

Total liabilities	330,398	106,982	5,146	(109,634)	332,892
Shareholder’s equity (deficit)
Common stock	—	—	—	—	—
Additional paid-in capital	317,152	—			317,152
Retained earnings	58,119	165,579	(852)	(164,727)	58,119

Total shareholders’ equity (deficit)	375,271	165,579	(852)	(164,727)	375,271

	$705,669	$272,561	$4,294	$(274,361)	$708,163

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 27, 2008

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$(200)	$106,718	$27,140	$—	$133,658
Management fees	—	9,321	—	(8,596)	725
Equity earnings in subsidiaries	20,782	—	—	(20,782)	—

Total net revenues	20,582	116,039	27,140	(29,378)	134,383
Operating costs and expenses:
Cost of goods sold	—	36,721	10,005		46,726
Selling, general and administrative expenses	1,163	58,177	17,542	(8,596)	68,286

Total operating costs and expenses	1,163	94,898	27,547	(8,596)	115,012

Income (loss) from operations	19,419	21,141	(407)	(20,782)	19,371
Interest expense (income), net	5,609	(48)	—	—	5,561
Income tax expense	5,601				5,601

Net income (loss)	$8,209	$21,189	$(407)	$(20,782)	$8,209

Condensed Consolidating Statement of Operations

For the Thirty-Nine Weeks Ended September 27, 2008

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$(200)	$323,407	$83,989	$—	$407,196
Management fees	—	29,691		(27,408)	2,283
Equity earnings in subsidiaries	68,640			(68,640)	—

Total net revenues	68,440	353,098	83,989	(96,048)	409,479
Operating costs and expenses:
Cost of goods sold	—	108,504	30,877	—	139,381
Selling, general and administrative expenses	3,582	174,908	53,519	(27,408)	204,601

Total operating costs and expenses	3,582	283,412	84,396	(27,408)	343,982

Income (loss) from operations	64,858	69,686	(407)	(68,640)	65,497
Interest expense, net	16,274	639	—	—	16,913
Income tax expense	19,869				19,869

Net income (loss)	$28,715	$69,047	$(407)	$(68,640)	$28,715

Condensed Consolidating Statements of Cash Flows

For the Thirty-Nine Weeks Ended September 27, 2008

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$28,715	$69,045	$(407)	$(68,638)	28,715
Adjustments to reconcile net income (loss) to net
Cash provided by (used in) operating activities:
Depreciation and amortization	206	13,894	—	—	14,100
Amortization of debt issue costs	214	9	—	—	223
Deferred liabilities and other	(288)	3,001	23	—	2,736
Equity earnings in subsidiaries	(68,641)	—	—	68,641	—
Increase/(decrease) in operating assets and liabilities	41,028	(30,646)	757	(3)	11,136

Net cash provided by operating activities	1,234	55,303	373	—	56,910

Cash flows from investing activities:
Acquisition of property and equipment	—	(21,369)	—		(21,369)

Net cash used in investing activities	—	(21,369)	—	—	(21,369)

Cash flows from financing activities:
Payments on debt and capital leases	(1,237)	(436)	—		(1,673)

Net cash used in financing activities	(1,237)	(436)	—	—	(1,673)

Net (increase) decrease in cash and cash equivalents	(3)	33,498	373	—	33,868
Cash and cash equivalents at beginning of period	(53)	5,211	479		5,637

Cash and cash equivalents at end of period	$(56)	$38,709	$852	$—	$39,505

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained herein constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements may relate to, among other things, our future performance generally, business development activities, strategy, projected synergies, future capital expenditures, financing sources and availability and the effects of regulation and competition. When used in this report, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will” or “should” or, in each case, their negative and similar expressions are generally intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words.

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

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 424 stores in 36 states, including 354 directly-owned stores and 70 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 354 directly-owned stores, as well as the results of 57 of the 70 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 411 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 411 consolidated stores, as well as the professional fees of the optometrists at 216 of the stores. These 216 stores include 113 stores where the optometrist is our employee or an independent contractor, the 57 stores operated by an OD PC that are consolidated in our results and the 46 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

In this MD&A section we use the terms “gross profit,” “gross margin,” “comparable store sales,” “comparable transaction volume” and “average ticket price” to compare our period-over-period performance. Gross profit is defined as optical sales less cost of goods sold in a period. Gross margin is defined as gross profit as a percentage of optical sales in a period. Comparable store sales is calculated by comparing net revenues for a period to net revenues of the equivalent prior period for all stores open at least twelve months during such prior period. Comparable transaction volume is based on the number of comparable store sales in a period. Average ticket price is calculated by dividing comparable net revenues by comparable transaction volume in a period.

We believe that the key driver of our performance is our ability to grow revenue without increasing costs at the same rate by: (i) increasing comparable transaction volume by offering value and convenience; (ii) actively managing our store base in targeted markets; and (iii) pursuing fee-for-service funded managed vision care relationships. Our performance is also affected by general economic conditions and consumer confidence.

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expense related to opening new stores adversely affects our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we have opened 19 new stores in the thirty-nine weeks ended September 27, 2008, and we believe the opportunity exists to open approximately 4 additional new stores in fiscal 2008 in existing and new markets. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

We have made a strategic decision to pursue participation in fee-for-service funded managed vision care plans. Fee-for-service funded managed vision care plans consist of insurance relationships where we receive set fees for services provided to participants of a plan as opposed to capitated funded managed vision care plans where we receive a set fee per plan participant to provide any and all services requested by participants of such plan. Under a fee-for-service funded managed vision care plan we benefit from participants’ utilization of the plan, whereas under a capitated funded managed vision care plan we bear risk related to the level at which participants utilize such plan. Substantially all of our current funded managed vision care plan participation is in fee-for-service funded managed vision care plans. Our participation in managed vision care plans also includes discount managed vision care plans where participants receive a set discount on eye care products. We believe that participation in managed vision care plans will continue to benefit us and other large optical retail chains with strong local market shares, broad geographic coverage and sophisticated management information and billing systems. We expect that optical revenues derived from managed vision care plans will continue to account for approximately 30% of our net revenues, but that the percentage attributable to fee-for-service funded managed vision care plans will increase as revenues from discount managed vision care plans decline.

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

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 29, 2007		September 27, 2008		September 29, 2007		September 27, 2008

Statement of Income Data:
NET REVENUES:
Optical sales	99.4%		99.5%		99.4%		99.4%
Management fee	0.6		0.5		0.6		0.6

Total net revenues	100.0		100.0		100.0		100.0
OPERATING COSTS AND EXPENSES:
Cost of goods sold	34.1	*	35.0	*	33.2	*	34.2	*
Selling, general and administrative expenses	52.6	*	51.1	*	51.2	*	50.2	*
Total operating costs and expenses	86.1		85.6		83.8		84.0

INCOME FROM OPERATIONS	13.9		14.4		16.2		16.0
INTEREST EXPENSE, NET	5.2		4.1		5.3		4.1
INCOME TAX EXPENSE	3.9		4.2		4.5		4.9

NET INCOME	4.8%		6.1%		6.4%		7.0%

*	Percentages based on optical sales only

The Thirteen Weeks Ended September 27, 2008 Compared to the Thirteen Weeks Ended September 29, 2007.

Net Revenues. Net revenues increased to $134.4 million for the thirteen weeks ended September 27, 2008 from $122.9 million for the thirteen weeks ended September 29, 2007. The increase in revenues was primarily driven by a 7.9% increase in comparable store sales and new store openings. Net revenues for the thirteen weeks ended September 27, 2008 attributable to new stores that opened since the thirteen weeks ended September 29, 2007 were $4.5 million. Comparable transactions increased by 7.6% and average ticket increased by 0.3% compared to the thirteen weeks ended September 29, 2007. The increase in transactions was driven by the continued increase in the sale of premium lenses, strong acceptance of our value offering and the addition of a second value offering related to multifocal lenses. Total managed vision care sales increased by 14.8%, or $5.4 million. Severe hurricane activity caused us to have two hundred and seventeen more store closure days than in the third quarter of fiscal 2007. In addition, we opened 7 new stores in the third quarter of fiscal 2008.

Gross Profit. Gross profit on optical sales increased to $86.9 million for the thirteen weeks ended September 27, 2008 from $80.5 million for the thirteen weeks ended September 29, 2007. Gross profit as a percentage of optical sales decreased to 65.0% for the thirteen weeks ended September 27, 2008 from 65.9% for the thirteen weeks ended September 29, 2007. The decrease in gross profit as a percentage of optical sales was largely the result of the increase in the sale of lower margin specialty lenses and the increase in doctor payroll expenses.

Selling General & Administrative Expenses (SG&A). SG&A increased to $68.3 million for the thirteen weeks ended September 27, 2008 from $64.2 million for the thirteen weeks ended September 29, 2007. SG&A, as a percentage of optical sales, decreased to 51.1% for the thirteen weeks ended September 27, 2008 from 52.6% for the thirteen weeks ended September 29, 2007. This percentage decrease was largely due to the leveraging of advertising costs as compared to the third quarter of fiscal 2007. These decreases were partially related to our entry into the Chicago market in 2007 and the non-recurring expenses needed to enter a new market.

Net Interest Expense. Net interest expense decreased to $5.6 million for the thirteen weeks ended September 27, 2008 from $6.4 million for the thirteen weeks ended September 29, 2007. This decrease was primarily due to lower interest rates on the portion of our debt that has variable interest rates.

Income Tax Expense. Income tax expense increased to $5.6 million for the thirteen weeks ended September 27, 2008 from $4.8 million for the thirteen weeks ended September 29, 2007, primarily due to a $3.1 million increase in income before taxes.

Net Income. Net income increased to $8.2 million for the thirteen weeks ended September 27, 2008 compared to $5.9 million for the thirteen weeks ended September 29, 2007.

The Thirty-Nine Weeks Ended September 27, 2008 Compared to the Thirty-Nine Weeks Ended September 29, 2007.

Net Revenues. Net revenues increased to $409.5 million for the thirty-nine weeks ended September 27, 2008 from $369.8 million for the thirty-nine weeks ended September 29, 2007. The increase in revenues was primarily driven by a 6.8% increase in comparable store sales and new store openings. Net revenues for the thirty-nine weeks ended September 27, 2008 attributable to new stores that opened since the thirty-nine weeks ended September 29, 2007 were $8.7 million. Comparable transactions increased by 5.8% and average ticket increased by 1.0% compared to the first thirty-nine weeks of fiscal 2007. The increase in transactions was driven by the continued increase in the sale of premium lenses, acceptance of our value offering and the addition of a second value offering related to multifocal lenses. Total managed vision care sales increased by 13.8%, or $15.2 million. In addition, we opened 19 new stores in the first thirty-nine weeks of fiscal 2008.

Gross Profit. Gross profit on optical sales increased to $267.8 million for the thirty-nine weeks ended September 27, 2008 from $245.4 million for the thirty-nine weeks ended September 29, 2007. Gross profit as a percentage of optical sales decreased to 65.8% for the thirty-nine weeks ended September 27, 2008 from 66.8% for the thirty-nine weeks ended September 29, 2007. The decrease in gross profit as a percentage of optical sales was largely the result of the increase in the sale of lower margin specialty lenses and the increase in lab expenditures related to the increased transaction volume of specialty lenses and the increase in doctor payroll expenses. These increased expenses were partially offset by the continued increase in the sales mix of high margin private label and value frames.

Selling General & Administrative Expenses (SG&A). SG&A increased to $204.6 million for the thirty-nine weeks ended September 27, 2008 from $188.0 million for the thirty-nine weeks ended September 29, 2007. SG&A, as a percentage of optical sales, decreased to 50.2% for the thirty-nine weeks ended September 27, 2008 from 51.2% for the thirty-nine weeks ended September 29, 2007. This percentage decrease was largely due to the leveraging of depreciation, occupancy and advertising costs as compared to the thirty-nine weeks ended September 29, 2007 and a decrease in pre-opening costs. These decreases were partially related to our entry into the Chicago market in 2007 and the non-recurring expenses for training and occupancy needed to enter a new market.

Net Interest Expense. Net interest expense decreased to $16.9 million for the thirty-nine weeks ended September 27, 2008 from $19.7 million for the thirty-nine weeks ended September 29, 2007. This decrease was primarily due to lower outstanding debt balances.

Income Tax Expense. Income tax expense increased to $19.9 million for the thirty-nine weeks ended September 27, 2008 from $16.6 million for thirty-nine weeks ended September 29, 2007, primarily due to the $8.5 million increase in income before taxes.

Net Income. Net income increased to $28.7 million for the thirty-nine weeks ended September 27, 2008 compared to $23.5 million for the thirty-nine weeks ended September 29, 2007.

Liquidity and Capital Resources

Our capital requirements are driven principally by our obligations to service debt and to fund the following costs:

•	Construction of new stores;

•	Repositioning of existing stores;

•	New lab and distribution facilities;

•	Purchasing inventory and equipment; and

•	Leasehold improvements.

The amount of capital available to us will affect our ability to service our debt obligations and to continue to grow our business through expanding the number of stores and increasing comparable store sales.

Sources of Capital

Our short-term and long-term liquidity needs arise primarily from: (i) interest payments primarily related to our Credit Facility (as defined below) and the Notes; (ii) capital expenditures, including those for opening new stores; and (iii) working capital requirements as may be needed to support our business. We intend to fund our operations, interest payments, capital expenditures and working capital requirements principally from cash from operations and HVHC capital contributions. We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the cash necessary to fund our operations, interest payments, capital expenditures and working capital requirements. There are currently no restrictions on the ability of our subsidiaries to transfer funds to us.

Cash flows from operating activities provided net cash of $56.9 million for the thirty-nine weeks ended September 27, 2008 and $43.3 million for the thirty-nine weeks ended September 29, 2007. Our other sources of working capital are cash on hand and funding from the revolving portion of our Credit Facility (as defined below). As of September 27, 2008, we had $39.5 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million Revolver (as defined below) revolving portion of our Credit Facility, excluding $2.6 million letters of credit outstanding.

Payment on debt has been our principal financing activity. Cash flows used in financing activities were $1.7 million for the thirty-nine weeks ended September 27, 2008 and $30.1 million for the thirty-nine weeks ended September 29, 2007, and related solely to the payment of debt.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $21.2 million as of September 27, 2008. Our working capital was a deficit of $1.6 million as of December 29, 2007. The increase in working capital is primarily due to accumulation of cash as we have made no voluntary prepayments of our Credit Facility during the first three quarters of fiscal 2008. See further discussion of October Credit Amendment prepayment related to the 2008 Amendment in the Long-Term Debt section of the MD&A below.

Capital expenditures were $21.4 million for the thirty-nine weeks ended September 27, 2008 compared to $17.7 million for the thirty-nine weeks ended September 29, 2007. Capital expenditures for all of fiscal 2008 are projected to be approximately $27.5 million. Of the planned fiscal 2008 capital expenditures, approximately $12.6 million is related to commitments for new stores and approximately $14.9 million is expected to be for improvement of existing facilities and systems.

Based upon current operations, we believe that our cash flows from operations, together with borrowings that are available under the $25.0 million Revolver (as defined below) of our Credit Facility, will be adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve months with the exception of capital contributions from HVHC. Any such future contributions will be used for capital expenditures. Our ability to satisfy our financial covenants under our Credit Facility, meet our debt service obligations and reduce our debt will be dependent on our future performance, which, in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our Credit Facility and the Notes at maturity will likely require additional financing, which may not be available to us in the future on acceptable terms, if at all. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Long-Term Debt

Credit Facility

In March 2005, the Company entered into a credit agreement which provided for $165.0 million in term loans (the “Term Loan Facility”) and $25.0 million in revolving credit facilities (the “Revolver” and together with the Term Loan Facility, the “Credit Facility”). The borrowings under the Credit Facility together with the net proceeds from the offering of the Initial Notes and the equity investment of Moulin Global Eyecare Holdings Limited and Golden Gate Capital were used to: (i) pay a cash portion of the purchase price for the equity interests held by Thomas H. Lee Partners in us and sold to ECCA Holdings Corporation in March 2005, (ii) repay debt outstanding under a previous credit facility, (iii) retire old notes, (iv) pay the related tender premium and accrued interest and (v) pay the related transaction fees and expenses. The remainder of the Credit Facility is available to finance working capital requirements and general corporate purposes.

On December 21, 2006, we obtained an amendment and consent to our Credit Facility (the “2006 Amendment”). The 2006 Amendment primarily reduced the interest rate on the Credit Facility and changed several covenants. A prepayment of $25.0 million in principal was made in conjunction with the lenders’ approval of the 2006 Amendment and a prepayment of $9.0 million in principal was made in conjunction with the filing of the 2006 10-K in March, 2007, as required under the 2006 Amendment. Additional voluntary prepayments totaling $20.0 million were made throughout fiscal 2007.

On October 3, 2008, we entered into a Third Amendment and Consent to our Credit Facility (the “2008 Amendment”). The 2008 Amendment provides for an increase in the annual capital expenditures limit under the Credit Facility from $22 million to $28 million in consideration for (i) a $20 million prepayment of principal due under the loan terms made under the Credit Facility and (ii) an amendment fee of 10 basis points. The 2008 Amendment further provides that all capital contributions made to us by HVHC or its affiliates for the purposes of funding capital expenditures shall be excluded from the annual capital expenditure limit set forth in the Credit Facility. The prepayment of $20.0 million in principal was made on October 3, 2008. On October 9, 2008, HVHC provided us with a $5.0 million capital contribution to be utilized to fund improvements to our lab equipment and infrastructure. The 2008 Amendment was a subsequent event.

Amortization payments. Prior to the maturity date, funds borrowed under Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The Term Loan Facility began amortizing in the third quarter of fiscal year ended December 31, 2005 and continues through the date of maturity in fiscal 2012 according to the following schedule:

Year	Amount (in millions)

2008	0.42
2009	1.65
2010	1.65
2011	1.65
2012	100.27

$105.64

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

Security and guarantees. The Credit Facility is secured by a valid first-priority perfected lien or pledge on; (i) 100% of the capital stock of each of our present and future direct and indirect domestic subsidiaries; (ii) 65% of the capital stock of each of our future first-tier foreign subsidiaries; (iii) 100% of the capital stock of Eye Care Centers of America, Inc.; and (iv) substantially all our present and future property and assets and those of each guarantor, subject to certain exceptions. Our obligations under the Credit Facility are guaranteed by each of our existing and future direct and indirect domestic subsidiaries and ECCA Holdings.

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

As of September 27, 2008 we were in compliance with all of our financial covenants.

Mandatory prepayment. Our mandatory prepayment for fiscal year 2006 was waived by the 2006 Amendment which required a $25 million prepayment at the time of the amendment, as well as a $9.0 million prepayment in March 2007. We also made voluntary prepayments of $10.0 million in both March and June 2007 and a voluntary prepayment of $20.0 million in October, 2008 in conjunction with the 2008 Amendment. We are required to make a mandatory annual prepayment of the Term Loan Facility in an amount equal to 75% of excess cash flows as defined in the Credit Facility, which percentage we expect to be reduced upon our achieving certain consolidated leverage ratios. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

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

•

are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in that certain Indenture between the Company and the Bank of New York as Trustee, dated February 4, 2005 (the “Indenture)) of the Company, including the Credit Facility;

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

Off-balance sheet arrangements. As of September 27, 2008, our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our Credit Facility primarily to insurance companies.

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

We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There has been no material changes in our market risk during the thirty-nine weeks ended September 27, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2007 (“2007 Form 10-K”).

Our primary market risk exposure is interest rate risk. As of September 27, 2008, approximately $105.6 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $105.6 million in long-term borrowings, our annual interest expense would change by approximately $1.1 million.

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

There has been no change in our internal controls over financial reporting that occurred during the thirteen weeks ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There are no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the thirty-nine weeks ended September 27, 2008. For further discussion, please refer to our 2007 Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our 2007 Form 10-K, filed with the Securities and Exchange Commission on March 28, 2008. The risks described in our 2007 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors.”

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

EYE CARE CENTERS OF AMERICA, INC.

Date: November 10, 2008

by: /s/ Jennifer L. Taylor
Jennifer L. Taylor
Executive Vice President and Chief Financial Officer