Form 10-K
period 2009-01-03
EYE CARE CENTERS OF AMERICA INC
filed 2009-03-24
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 2009.

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

There was no common stock held by non-affiliates of the registrant as of June 30, 2008. As of March 15, 2009, there were 10,000 shares of the Company’s common stock ($0.01 par value) outstanding.

Documents incorporated by reference: None

2 of 76

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

You should not place undue reliance on these forward-looking statements, which reflect our management’s view and various assumptions only as of the date of this filing. Because these forward-looking statements involve risks and uncertainties, many of which are beyond our control, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including those discussed below and in ITEM 1A. Risk Factors, among other things, our assumptions, plans, objectives, expectations and intentions with respect to the following:

•	Our competitive environment;

•	The cost and effect of legal, tax or regulatory proceedings;

•	Changes in general economic conditions;

•	Changes to our regulatory environment;

•	Our ability to maintain our relationships with optometrists;

•	The adequacy and perception of our customer service;

•	The ability to hire, train, energize and retain qualified sales associates, managerial and other employees;

•	The ability to secure and protect trademarks and other intellectual property rights;

•	Exposure to the risks associated with terrorist activities and natural disasters;

•	Franchise claims by optometrists;

•	Reduction of third-party reimbursement;

•	Technological advances in vision care;

•	Conflicts of interest between our controlling shareholders and noteholders;

•	Failure to realize anticipated cost savings;

•	Changes in the costs of manufacturing, labor and advertising

•	The ability of our suppliers to timely produce and deliver frames, lenses and contact lenses;

•

The risks and uncertainties associated with reliance on foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors;

3 of 76

•	Exposure to liability claims if we are unable to obtain adequate insurance;

•	Changes in general industry and market conditions and growth rates;

•	The extent of financial difficulties that may be experienced by our customers;

•	Loss of key management personnel;

•	Changes in accounting policies applicable to our business;

•	The impact of unusual items resulting from the implementation of new business strategies, acquisitions and divestitures or future restructuring activities;

•	Our substantial indebtedness;

•	Restrictions imposed on our business by the terms of our indebtedness;

•	Our ability to fund our capital requirements;

•	Long-term impact of laser surgery on the optical industry;

•	The performance, implementation and integration of management information systems;

•	Our ability to open new stores and the financial impact derived from those openings; and

•	Our ability to implement and maintain our merchandising and marketing business strategy.

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

PART I

ITEM 1. BUSINESS

General

We are the third largest operator of optical retail stores in the United States as measured by net revenues. We currently operate 430 stores in 36 states, offering a broad assortment of high-quality eyeglasses and other eye care products. We believe our value oriented pricing strategy differentiates us from our competitors in the optical retail industry. Substantially all of our stores carry between 1,100 and 1,500 different styles of branded, private label and non-branded frames, which we pair with advanced eyeglass lens and lens treatment technologies and offer to our customers at attractive prices. We provide extensive in-house lens processing capabilities in most of our stores, allowing those stores to offer our customers one-hour services on most prescriptions. Optometrists located within or adjacent to all of our stores provide convenient eye exams, which we believe results in strong customer loyalty and a consistent source of optical retail customers. We believe this comprehensive eye care offering, in combination with our value-oriented pricing strategy and marketing tag line “Why Pay More?,” represents a compelling value proposition to consumers.

4 of 76

Our stores are located primarily in the Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Our strategy of clustering stores within targeted markets allows us to build local market leadership and strong consumer brand awareness, as well as achieve economies of scale in advertising and field management. We believe that we hold either the number one or two market share position as measured by net revenues in each of our top 10 markets, compromised of Washington, D.C., Houston, Dallas, Louisville, Chicago, Phoenix, Minneapolis/St. Paul, Tampa/St. Petersburg, Nashville, and Atlanta.

In December 2004, Thomas H. Lee Partners agreed to sell all of its equity interests in us to ECCA Holdings Corporation (“ECCA Holdings”), a company controlled by Moulin Global Eyecare Holdings Limited (provisional liquidators appointed), which we refer to as Moulin, and Golden Gate Capital, which we refer to as Golden Gate (the “GGC Moulin Acquisition”) for a purchase price of $458.1 million. In this filing, a reference to Moulin shall, where applicable, include Offer High Investments, Ltd., a subsidiary of Moulin. Upon consummation of the GCC Moulin Acquisition in March 2005, we became a wholly owned subsidiary of ECCA Holdings. In connection with the GGC Moulin Acquisition, we entered into a new senior secured credit facility which consists of (i) a $165.0 million term loan facility )the “Term Loan Facility”); and (ii) a $25.0 million secured revolving credit facility (the “Revolver,” and together with the Term Loan Facility, the “New Credit Facility”).

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

On December 21, 2006, we obtained an amendment and consent to our New Credit Facility. The amendment reduced the interest rate on the credit agreement and changed several covenants. A prepayment of $25 million in principal was made in conjunction with the lenders’ approval and a prepayment of $9.0 million in principal was made in conjunction with the filing of the 2006 10-K in March, 2007, as required under the amendment. Additional voluntary prepayments of $20.0 million were made throughout Fiscal 2007.

On October 3, 2008, we entered into a Third Amendment and Consent to our New Credit Facility (the “October 2008 Amendment”). The 2008 Amendment provides for an increase in the annual capital expenditures limit under the New Credit Facility from $22 million to $28 million in consideration for (i) a $20 million prepayment of principal due under the loan terms made under the New Credit Facility and (ii) an amendment fee of 10 basis points. The 2008 Amendment further provides that all capital contributions made to us by HVHC or its affiliates for the

5 of 76

purposes of funding capital expenditures shall be excluded from the annual capital expenditure limit set forth in the New Credit Facility. The prepayment of $20.0 million in principal of the loans made under the New Credit Facility was made on October 3, 2008. On October 9, 2008, HVHC provided us with a $5.0 million capital contribution to be utilized to fund improvements to our lab equipment and infrastructure.

Through its investment in us and combined with its other two vision subsidiaries, Davis Vision, Inc. (“Davis Vision”) and Viva Optique, Inc. (“Viva Optique”), HVHC has a comprehensive offering of optical retail products, vision benefits and services, and the design and distribution of eyewear.

Eye Care Centers of America, Inc. is incorporated in Texas. Our principal executive offices are located at 11103 West Avenue, San Antonio, Texas 78213-1392 and our telephone number at that address is (210) 340-3531.

Our Competitive Strengths

We believe we have the following competitive strengths:

Differentiated value strategy. We believe our value strategy, which combines our comprehensive service with a broad product selection and low prices, helps to distinguish us from our competition. We believe we offer a broader product selection, lower prices and faster turnaround time than independent optometrists, and a broader product selection, faster turnaround time, better-trained customer service professionals and better doctor availability than mass merchandisers and warehouse clubs. Substantially all of our stores feature between 600 and 800 different styles of high-quality branded, private label and non-branded frames, with between 1,500 and 2,000 stock-keeping units, which we believe represent two to three times the assortment typically provided by independent practitioners, mass merchandisers and warehouse clubs. We focus our marketing efforts around the tag line “Why Pay More?” and have implemented a value-oriented pricing strategy concentrating primarily on private label and non-branded frames, which has resulted in an increase in the volume of private label and non-branded frames as a percentage of our units sold over the past several years.

Comprehensive service offering. We provide an integrated, comprehensive service offering in our optical retail stores through our proximity to optometrists, our well-trained employees and our in-house lens processing capabilities. In our experience, the location of optometrists within or adjacent to each of our stores is attractive to our customers because of the convenience it provides, and also benefits us by providing consistent customer traffic and high levels of customer loyalty. In 2008, we believe that over 71% of these optometrists’ regular eye exam patients purchased eyewear from our optical retail stores. We also provide extensive training to our employees to maximize productivity of our lab professionals and to ensure that our in-store customer service professionals can advise customers effectively in choosing among our broad frame selection and wide range of value-added products, including technologies such as specialty lenses and lens treatments. The final component of our service offering is our extensive in-house lens processing capabilities, which we provide in 86% of our store locations, allowing those stores to process most prescriptions within one hour. Our remaining stores utilize our centralized lab located in San Antonio, Texas, which is typically able to process and return glasses within three to five days.

6 of 76

Diverse geographic presence with a leading competitive position. We are the third largest operator of optical retail stores in the United States as measured by net revenue. We currently operate 430 stores in 36 states, and conduct business under nine regional trade names. We believe all of our trade names have strong, established brand awareness among customers in their respective markets driven by our differentiated value strategy and targeted regional marketing. We believe this has given us either the number one or two market share position in each of our top 10 markets as measured by net revenues. Our broad geographic reach also makes us an attractive partner for managed vision care providers who seek retailers that deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations with flexible hours of operation and possess sophisticated management information and billing systems. In addition, we believe our geographic diversification enhances our cash flow stability because we are less vulnerable to slow downs in customer traffic and sales due to local economic conditions or weather.

Affiliation with HVHC. We are achieving and continuing to pursue opportunities from our relationship with our sister companies owned by HVHC. Davis Vision has the ability to sell managed care vision benefits and services throughout the country. Our stores are benefiting through increased participation on the Davis managed care network. Viva Optique is a frame wholesaler and is a licensee for several major brand names such as Guess, Tommy Hilfiger and Gant. We are leveraging their expertise in sourcing branded product in our stores. We are also leveraging our combined HVHC purchasing strength to achieve savings, the first of which has been product purchasing.

Favorable industry trends. Our industry is characterized by relatively stable demand. The medical and nondiscretionary nature of eye care purchases provides optical retailers with a relatively consistent source of customers and moderate seasonal fluctuations. Over the period from 2003 to 2007, the optical retail industry grew from $24.1 billion to $26.6 billion according to Jobson Optical Research (“Jobson”), with growth in each year. The optical retail industry is impacted, however, by general economic conditions, and, as a result of the difficult macroeconomic environment, sales decreased to $26.4 billion in 2008, a 0.8% decrease in overall sales. As a result of customers’ desire for broad product selection, convenience, strong customer service and competitive prices, the largest optical retailers have gained market share at the expense of independent practitioners. For example, based on the most recent available industry data, the total market share of the 10 largest optical retailers in the United States as measured by revenue increased from 20.6% in 2003 to 23.5% in 2007.

Stable financial performance. Our net revenues have increased from $293.8 million in fiscal 1999 to $537.6 million in fiscal 2008, or 83%. In the same period, our comparable store sales increased at an average of 3.1% per year, and for the fiscal year ended January 3, 2009 our comparable store sales increased by 7.0% compared with fiscal 2008. Historical financial performance is not necessarily indicative of future financial performance.

Experienced management team. Our senior management team has an average of 23 years of experience in the retail industry and an average of twelve years of experience in the optical retail industry. Our senior management team continues to support and drive our value strategy across all of our stores, helping to maintain our net revenue growth while improving stable operating margins.

7 of 76

Our Business Strategy

Our business strategy consists of the following:

Execute on sourcing initiative. As of December 31, 2004, we purchased 100% of our frames from U.S.-based distributors, despite the fact that the value and private label frames we purchased were primarily manufactured in China. In late 2004, we commenced an internal initiative to purchase frames directly from Chinese manufacturers. We currently source all our value and private label product directly from suppliers in China and have achieved significant cost savings through our merchandising initiatives and by purchasing directly from sources in China. We are currently working to leverage our HVHC affiliation by consolidating our frame purchases from sources in China with our sister companies’ similar purchases.

Pursue selective store base expansion opportunities. We intend to continue our disciplined new store-opening program to take advantage of opportunities to improve our competitive position in our existing markets and potentially to enter attractive new markets where we believe we can achieve a leading market share position. In managing our store base, we use a site selection model utilizing proprietary software, which incorporates industry and internally generated data (such as competitive market factors, demographics and customer specific information) to evaluate the attractiveness of new store openings. In general, our new stores require low capital expenditures to outfit and open, reducing the risk of our new store-opening program. In 2007, we opened twenty-five new stores. In 2008, we opened twenty-two new stores. Consistent with our strategic objectives, management believes the opportunity exists to open approximately 25 new stores in both 2009 and 2010 in existing and new markets.

Capitalize on managed vision care plans. We primarily participate in fee-for-service funded managed vision care plans, from which we receive set fees for services provided to participants of a plan. As part of our ongoing efforts to further develop our managed vision care business, (i) we have developed significant relationships with insurance companies, which have resulted in our participation as an authorized provider for numerous regional and national managed vision care plans; (ii) we are continually working to leverage our HVHC affiliation by improving our managed vision care customer penetration with our sister company, Davis Vision, and (iii) we have implemented information systems necessary to compete for managed vision care business. While the average ticket price on products purchased under a managed vision care plan is typically slightly lower than a non-managed vision care sale, we believe managed vision care plan transactions generally earn comparable operating profit margins as they require less promotional spending and advertising support. We believe that the increased volume resulting from managed vision care plans also compensates for the lower average ticket price. We believe that managed vision care will continue to benefit large optical retail chains like us that have strong local market shares, broad geographic coverage and sophisticated management information and billing systems. Optical sales from managed vision care plans totaled 31% of our optical sales for the fiscal year ended January 3, 2009, compared to approximately 20% in 1997.

Store Operations

Overview. As of March 15, 2009, we operated 430 stores in 36 states under separate trade names in each of our local markets, including “EyeMasters,” “Visionworks,” “Doctor’s Vision Works,” “Vision World,” “Dr. Bizer’s VisionWorld,” “Dr. Bizer’s ValuVision,” “Doctor’s ValuVision,” “Hour Eyes,” “Stein Optical,” “Eye DRx” and “Binyon’s.” Our stores are located primarily in the

8 of 76

Southwest, Midwest and Southeast, along the Gulf Coast and Atlantic Coast and in the Pacific Northwest regions of the United States. Our strategy of clustering our stores within targeted geographic markets has allowed us to build local market leadership and strong consumer brand awareness, as well as achieve economies of scale in advertising, management and overhead. Historically, optical retail chains that have changed their trade names after an acquisition have suffered a loss in revenues. We believe changing the names under which our stores operate in each market could result in a significant loss of customer traffic. As a result, we have maintained distinct trade names in the local markets in which we operate.

While all of our stores sell frames and lenses and most sell contact lenses, we operate various store formats. Our superstores carry a broad product offering, have an optometrist adjacent to or within the store and have in-house lens processing capabilities. Our conventional stores, which are generally smaller than our superstores, also carry a broad product offering and have an optometrist adjacent to or within the store, but either have more limited or no in-house lens processing capabilities. As of March 15, 2009, we operated 369 superstores and 61 conventional stores.

9 of 76

	Number Of	Geographic	Typical Store
Trade Name	Stores	Focus	Format
EyeMasters	179	Southwest,	Superstores
		Midwest,	Sq. Ft. 4,000
		Southeast	Lab
			Contact Lenses (134 of 179 locations)

Visionworks	52	Southeast	Superstores
			Sq. Ft. 6,200
			Lab
			Contact Lenses

Doctor’s VisionWorks	77	Maryland, Colorado,	Superstores
		Atlanta and Chicago	Sq. Ft. 3,500
			Lab
			Contact Lenses

Vision World	32	Primarily	Conventional
		Minnesota	Sq. Ft. 2,300
			Contact Lenses

Dr. Bizer’s VisionWorld, Dr. Bizer’s	26	Southeast &	Superstores
ValuVision, Doctor’s ValuVision		Central	Sq. Ft. 5,700
			Lab
			Contact Lenses

Hour Eyes	22	Primarily	Conventional
		Washington, DC &	Sq. Ft. 2,500
		N. Virginia	Lab
			Contact Lenses

Stein Optical	14	Primarily	Superstores
		Wisconsin	Sq. Ft. 3,500
			Lab
			Contact Lenses

Eye DRx	15	Primarily	Conventional
		New Jersey	Sq. Ft. 3,200
			Contact Lenses

Binyon’s	13	Primarily	Superstores
		Oregon	Sq. Ft. 4,600
			Lab

Total	430

10 of 76

As a result of our targeted approach to local markets, we believe that we hold a leading market position in all of our top 10 markets. We estimate that our market share ranking is either number one or two in each of these markets. The following table sets forth our top 10 markets as measured by our net revenues as of January 3, 2009.

Designated Market Area	Stores
Washington, D.C	22
Houston	21
Dallas	22
Louisville	7
Chicago	27
Phoenix	16
Minneapolis/St. Paul	21
Tampa/St. Petersburg	13
Nashville	10
Atlanta	16

Total of Top Ten Markets	175

Locations. We believe that the location of our stores is an essential element of our strategy to compete effectively in the optical retail market. We emphasize locations within regional shopping malls, strip shopping centers, power centers (which are strip shopping centers anchored by leading national retailers) and freestanding locations. We generally target retail space that is close to high volume retail anchor stores. Of our 430 stores, 208 are located in regional malls, 159 are in power or strip shopping centers and 63 are freestanding locations.

Store layout and design. The average size of our stores is approximately 4,000 gross square feet. We have recently developed and implemented a smaller and more efficient new store prototype, which ranges in size from approximately 2,800 square feet to 3,500 square feet depending upon the optometrist’s location within the store or in an adjacent location. Our new store prototype typically has approximately 450 square feet dedicated to the in-house lens processing area and 1,750 square feet devoted to product display and fitting areas. The optometrist’s office is generally 600 square feet if located within the store or 1,300 square feet if located adjacent to the store. Each store follows a uniform merchandise layout plan with the frames organized by gender suitability and frame style. Frames are displayed in self-serve cases along the walls and on tabletops located throughout the store. We believe our self-serve displays are more effective and customer friendly, and enhance the customer’s shopping experience compared to the locked glass cases or under-shelf trays used by some of our competitors. Above the display racks are photographs of men and women wearing our eyeglasses which are designed to help customers coordinate frame shape and color with their facial features. In-store displays and signs are rotated periodically to emphasize key vendors and new styles.

In-house lens processing. We offer extensive in-house lens processing capabilities in 83% of our store locations, which allows those stores to process most prescriptions within one hour. Lens processing involves grinding, coating and edging lenses. Each of our superstores has a full-service in-house lens processing laboratory of approximately 450 square feet, which allows each superstore to process 80% to 85% of its prescriptions in one hour or less. Our conventional stores generally have smaller in-house lens processing laboratories with more limited capabilities. Our stores without in-house lens processing capabilities utilize our main laboratory in San Antonio, Texas, which has a typical turnaround of three to five days and also fills unusual or difficult prescriptions from all of our stores.

11 of 76

In-house optometrist. Adjacent to or within all of our stores is an optometrist who performs eye examinations and in some cases dispenses contact lenses. The optometrists generally have the same operating hours as our stores. The optometrists offer customers convenient eye exams and provide a consistent source of optical retail customers. In 2008, we believe that over 68% of these optometrists’ regular eye exam patients purchased eyewear from our adjacent optical retail stores. In addition, we believe proficient optometrists help to generate repeat customers and reinforce the quality and professionalism of each store.

To comply with various applicable state optometric laws related to the control of the practitioners of optometry, we have a variety of operating structures and financial reporting requirements. Generally, the applicable optometric and other laws and regulations governing the practice of optometry prohibit or restrict us from controlling the professional practice of the optometrist or the professional corporations or other entities controlled by optometrists (e.g., scheduling, employment of optometrists, protocols, examination fees and other matters requiring the professional judgment of the optometrist). See “—Government Regulation” In this Section 1.

At 316 of our 430 stores, the optometrists operate optometry independently, and at the remaining 114 stores, the optometrists are our employees or independent contractors.

•

At 197 of our stores, the optometrists operate independently from us and lease space within or adjacent to each store to operate their eye examination practices. At 145 of these locations that operate within or adjacent to our EyeMasters stores we license the use of our trademark “Master Eye Associates” to the optometrists. At the other 52 locations the optometrists operate under their own trade names. Most of these independent optometrists pay us monthly rent consisting of a percentage of gross receipts or base rental, and those that use our trademark also pay us a licensing fee. For these locations, the results of the optical retail stores are included in our consolidated financial statements.

•

At 50 of our stores, the optometrists operate independently from us and lease space within or adjacent to each store to operate their eye examination practice, and we provide management services to the optometrist’s professional eye exam practice for which we receive a management fee under long-term management agreements. For these locations, both the results of the optical retail stores and the fees from the eye examinations are included in our consolidated financial statements.

•

69 of our stores are owned by a professional corporation or other entity owned by an optometrist (an “OD PC”). Each OD PC owns both the retail store and the professional eye examination practice. Each OD PC employs the optometrists and we provide management services to these stores (including the retail store and the professional practice) under long-term management agreements. Under generally accepted accounting principles (“GAAP”), we are required to consolidate the results of 56 of these stores with the results of our 361 directly-owned stores. The remaining 13 stores are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of the management agreements for those 13 OD PC-operated stores. At most of these locations, we lease the premises to the OD PC and provide the staff (other than the optometrists), furniture, fixtures and equipment. We have an option to purchase the OD PC (or its assets) utilizing an agreed upon calculation to determine the purchase price. As of January 3, 2009, these prices in the aggregate were approximately $5.2 million. The long-term management agreements specifically prohibit us from engaging in activities that would constitute controlling the OD PC’s practice under state optometric law and reserve such rights and duties for the OD PC.

12 of 76

•

At 114 of our stores, the optometrists are our employees or are independent contractors. For these locations, the results of the optical retail store and the fees from the eye examinations are included in our consolidated financial statements.

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

Breadth and depth of selection. Our stores offer customers high-quality frames, lenses, contact lenses, accessories and sunglasses, including branded, private label and non-branded frames. Frame assortments are tailored to match the demographic composition of each store’s market. Substantially all of our stores feature between 2,300 and 3,000 stock-keeping units with between 1,000 and 1,500 different styles of frames. We believe these inventory levels represent two to three times the assortment typically provided by independent practitioners, mass merchandisers, warehouse clubs and other smaller optical retailers. Approximately 11% of our frame inventory consists of national brand names such as Nine West, Polo/Ralph Lauren, Guess, Tommy Hilfiger, Gant and Laura Ashley, or branded frames, with an additional 31% manufactured specifically for us under our proprietary brands, or private label frames. The balance of our frame inventory is comprised of frames that have no brand, or non-branded frames. We believe that our broad selection of high-quality, lower-priced private label and non-branded frames allows us to offer more value to customers while improving our gross margin. In addition, we offer customers a wide variety of value-added eyewear features and services which generate higher gross margins.

13 of 76

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

Marketing

We actively support our stores with frequent local advertising in individual markets. Advertising expenditures totaled $ 41.9 million, or 7.8% of net revenues, in fiscal 2008. We generally expect advertising expenditures to remain consistent as a percentage of net revenues. We utilize a variety of advertising media and promotions in order to establish our image as a high-quality, cost competitive eyewear provider with a broad product offering. Our brand positioning is supported by a marketing campaign, which features the phrase “Why Pay More?”. In addition, we believe that our strategy of clustering stores in each targeted market area maximizes the benefit of our advertising expenditures.

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

14 of 76

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

As part of our ongoing effort to further develop our managed vision care business, we have (i) developed significant relationships with insurance companies, which has resulted in our participation as an authorized provider on numerous regional and national managed vision care plans; (ii) we are continually working to leverage our HVHC affiliation by improving our managed vision care customer penetration with our sister company, Davis Vision; and (iii) we have implemented information systems necessary to compete for fee-for-service funded managed vision care business. We have made a strategic decision to pursue fee-for-service funded managed vision care plans rather than discount programs because we believe this strategy offers better growth potential. For the fiscal year ended January 3, 2009, 31% of our net revenues were derived from managed vision care plans. We believe our total managed vision care business will continue to account for approximately 30% of sales going forward, with the percentage attributable to funded programs increasing as net revenues from discount programs decline. None of our managed vision care plans account for 10% or more of our revenues.

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

Vendors

We have developed strategic relationships with key vendors, resulting in improved service and payment terms. We purchase a majority of our lenses from five principal vendors. In fiscal 2008, two vendors supplied over 70% of our lens materials. While these vendors supplied a significant share of the lenses used by us, lenses are a generic product and can be purchased from a number of other vendors on comparable terms. We do not believe that we are dependent on these vendors or any other single vendor for lenses. We purchase frames from over 10 different vendors. In fiscal 2008, four vendors collectively supplied approximately 55% of our frames. Private label and non-branded frames can be sourced from multiple vendors, whereas any particular branded frame can only be obtained from a single vendor. We are not dependent on a single vendor of branded frames and, if necessary, we believe we could replace any of our branded frames with alternative brands available from different vendors. We believe that our relationships with our

15 of 76

existing vendors are satisfactory and that we could replace existing vendors with other vendors to mitigate any significant risk and disruption in the delivery of merchandise from one or more of our current principal vendors such that it would not have a material adverse effect on our operations.

Competition

The optical retail industry is fragmented and highly competitive. We compete with (i) independent practitioners (including opticians, optometrists and ophthalmologists who operate an optical dispensary within their practice), (ii) other optical retail chains and (iii) mass merchandisers and warehouse clubs. We compete on the basis of our differentiated value strategy, which combines product selection, customer service and speed of delivery at competitive prices. Our largest optical retail chain competitors are LensCrafters and Cole National Corporation (Pearle Vision and Cole Licensed Brands), which are both owned by Luxottica Group SpA and based on the most recently available industry data had combined sales of approximately $2.7 billion in 2007. Our largest mass merchandiser competitor is Wal-Mart, which had sales of approximately $1.3 billion from its optical retail outlets in 2007. We also compete with practitioners offering corrective eye surgery procedures such as Laser-Assisted In-Situ Keratomileusis, or LASIK, which was introduced in 1996 as an alternative to eyeglasses and contacts.

Government Regulation

The availability of professional optometry services within or adjacent to our stores is critical to our business. In addition, we employ opticians at many of our stores to assist in dispensing eyeglasses and other optical goods. The delivery of health care, including the relationships between optical retailers and health care providers such as optometrists and opticians, is subject to extensive federal and state regulation. Our relationships with optometrists are subject to these laws and regulations.

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

16 of 76

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

We have the following operating structures in place to address these and other regulatory issues:

•

At 247 of our stores, the optometrists are independent optometrists, who sublease space within or adjacent to each store to operate their eye examination practices and pay us monthly rent consisting of a percentage of gross receipts or base rental. The subleases contain standard provisions that would be common in most landlord/tenant relationships, but also include certain provisions that are unique to the optical retailer/optometrist relationship, including restrictions on selling optical goods and maintaining licensing. Substantially all of our subleases with the optometrists located within or adjacent to our stores are for a term of one year. We also license the use of our trademark “Master Eye Associates” at the 145 locations operating within or adjacent to our EyeMasters stores. Some of these licenses are royalty free, while others contain a license fee based on a percentage of gross receipts. At 50 of these stores, we also provide management services to the optometrist’s professional eye exam practice for a management fee. The management agreements specifically prohibit us from engaging in activities that would constitute controlling the optometrist’s practice for state law purposes and reserve such rights and duties to the optometrist.

•

69 of our stores are owned by an OD PC. Each OD PC owns both the retail store and the professional eye examination practice. Each OD PC employs the optometrists and we provide management services to these stores (including the retail store and the professional practice) under long-term management agreements. At most of these locations, we provide the leased premises, staff (other than the optometrists), furniture, fixtures and equipment. In addition, we have an option to purchase the OD PC (or its assets) utilizing an agreed upon calculation to determine the purchase price. The long-term management agreements specifically prohibit us from engaging in activities that would constitute controlling the OD PC’s practice for state law purposes and reserve such rights and duties for the OD PC. In the event that, among other things, any of these relationships are found not to comply with state optometric law, state optometric law makes these relationships economically less advantageous or if we experience certain events of bankruptcy, these long-term management agreements may be terminated at the option of the respective OD PCs.

•	At 114 of our stores, the optometrists are our employees or are independent contractors.

See “—Store operations-In-house optometrist” in this Section 1for more information.

Courts and regulatory authorities are likely to look at all of the agreements relating to our operating structures and the actual day-to-day operating procedures employed at each store location. While we regularly review our arrangements with optometrists and our operating procedures for compliance with applicable laws and regulations, we have not requested, and have

17 of 76

not received, from any governmental agency any advisory opinion finding that such relationships are in compliance with applicable laws and regulations, and it is possible that any of these relationships may be found not to comply with such laws and regulations. Upon contact with the boards, we review the specifics of the inquiries and ensure that our actions are either further explained to the boards’ satisfaction or we cease the practice or advertisement. For example, a court or regulatory authority could conclude that our relationships and our operations result in the improper control of an optometric practice or otherwise do not comply with applicable laws and regulations. While we believe our operations are in compliance with applicable laws and regulations, violations of these laws and regulations may result in censure or delicensing of optometrists, substantial civil or criminal damages and penalties, including penalties, double and triple monetary damages and, in the case of violations of federal laws and regulations, exclusion from the Medicare and Medicaid programs, or other sanctions. In addition, a determination in any state that we are controlling an optometric practice or engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any sublease, management or service agreement between us and optometrists located in such state unenforceable or subject to modification, or necessitate a buyout of an OD PC.

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

As indicated above, we have certain business arrangements with optometrists, including space rental agreements and administrative services and long-term management agreements. We attempt to structure these arrangements to ensure that these financial relationships take advantage of safe harbor protection where possible, and, if not, that the arrangements are commercially reasonable and in no way valued on the basis of a flow of business between us and the

18 of 76

optometrists. We also attempt to structure the referral relationships generally with our independent optometrists, so as to further limit the possibility of a violation. While we believe our operations are in compliance, nonetheless, we cannot guarantee that such relationships could not be found to be a violation of the Medicare or Medicaid fraud and abuse laws or the anti-kickback laws and regulations adopted in many states. Such a determination could subject us and our independent optometrists to the risk of criminal penalties and fines, civil monetary penalties, and exclusion from participation in the Medicare and Medicaid programs, and other federal health care programs, for a number of years.

In addition, the Stark Self-Referral Law (the “Stark Law”) imposes restrictions on physicians’ referrals for designated health services reimbursable by Medicare or Medicaid to entities with which the physicians have financial relationships, including the rental of space, if certain requirements have not been satisfied. Many states have adopted similar self-referral laws which are not limited to Medicare or Medicaid reimbursed services. We seek to structure our financial relationships with independent optometrists to meet certain specified exceptions set out in the Stark Law and regulations, including those related to space rental and personal service and long-term management agreements. Further, as a result of this law, at our stores with independent optometrists within or adjacent to our stores, we do not (i) refer customers to the independent optometrists located within or adjacent to our stores, or (ii) request such independent optometrists to refer their patients to our stores. While we believe our operations are in compliance, violations of any of these laws may result in substantial civil or criminal penalties, including double and treble civil monetary penalties, and, in the case of violations of federal laws, exclusion from participation in the Medicare and Medicaid programs.

Licensure of opticians. We must obtain licenses or certifications to operate our business in certain states. To obtain and maintain such licenses, we must satisfy certain licensure standards. In addition, we employ opticians in many of our stores to assist in dispensing eyeglasses and other optical goods. The laws and regulations governing opticians and their relationship with optical retailers vary from state to state. Some states require a licensed optician to be on the premises, while other states do not require licensed opticians or permit the licensed optician (or an optometrist) to supervise other unlicensed opticians. Generally, licensed opticians demand a higher salary so we staff our stores with unlicensed opticians as permitted by applicable law. We regularly review the applicable laws governing the opticians.

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

Antitrust laws. We are subject to a range of antitrust laws that prohibit anti-competitive conduct, including price-fixing, concerted refusals to deal and divisions of markets. While we believe we are in compliance, there may be a challenge to our operations on the basis of an antitrust violation in the future.

19 of 76

HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) covers a variety of subjects which impact our businesses and the business of the optometrists. Some of those subjects include the privacy of patient health care information, the security of such information and the standardization of electronic data transactions for purposes of medical billing. The Department of Health and Human Services promulgated HIPAA regulations which became effective during 2003. The American Recovery and Reinvestment Act, imposes new privacy and security requirements in addition to those contained in the current rules. We have devoted, and continue to devote, resources to implement operating procedures within the stores and the corporate office to ensure compliance with the HIPAA regulations, and we believe we are in compliance with the privacy provisions of the law and will work to become compliant with updates as soon as they are defined and effective. While we believe our operations are in compliance with HIPAA, violations may result in substantial criminal and civil penalties.

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

Employees

As of January 3, 2009, we employed approximately 5,600 employees. Approximately 57 hourly paid workers in our Eye DRx stores are affiliated with the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America, with which the Company has a contract extending through November 30, 2013. We consider our relations with our employees generally to be good.

20 of 76

Optical Retail Industry

We operate in the U.S. optical retail industry, which generated $26.4 billion in sales in 2008.

The following chart sets forth expenditures (based upon products sold) in the optical retail market over the period 2004 to 2008, based on Jobson research reports:

U.S. Optical Retail Sales by Sector 2004 - 2008

(Dollars in billions)

	2004	2005	2006	2007	2008
Frames	$7.9	$8.2	$8.4	$8.8	$8.6
Lenses/treatments	7.4	7.6	7.7	7.6	7.7
Examinations	4.2	4.3	4.7	4.6	4.6
Contact lenses	2.1	2.2	2.4	3.4	3.4
Sunglasses	1.9	1.9	2.2	2.2	2.1

	$23.5	$24.2	$25.4	$26.6	$26.4

We believe that the optical retail market is characterized by the following trends:

•

Favorable demographics. As of 2008, approximately 64% of the U.S. population age 18 and over, including 80% of people over the age of 55, required some form of corrective eyewear. In addition to their higher utilization of corrective eyewear, the over-55 segment spends more per pair of glasses purchased due to their need for premium priced products like bifocals and progressive lenses and their generally higher levels of discretionary income. As the “baby boom” generation ages and life expectancies increase, we believe that this demographic trend is likely to increase the number of eyewear customers.

•

Increasing role of managed vision care. Managed vision care plans, such as those offered by insurance companies and Medicare, have become an important factor in the optical retail industry, with approximately 50% of all patients having some form of vision coverage in 2007 based on the latest industry data. Managed vision care, including the benefits of routine annual eye examinations and eyewear discounts, is being utilized by a growing number of consumers. Since regular eye examinations may assist in the identification and prevention of more serious conditions, managed vision care plans encourage members to have their eyes examined more regularly, which in turn typically results in more frequent eyewear replacement. We believe that large optical retail chains are well positioned to capitalize on the growth in participation in managed vision care plans as payors look to develop relationships with chains whom deliver superior customer service, have strong local brand awareness, offer competitive prices, provide multiple convenient locations with flexible hours of operation and possess sophisticated management information and billing systems.

•

New product innovations. Since the late 1980s, several technological innovations have led to the introduction of new optical lenses and lens treatments, including progressive addition lenses (no-line bifocal lenses), high-index and aspheric lenses (thinner and lighter lenses), polycarbonate lenses (shatter resistant lenses) and anti-reflective lens coatings.

21 of 76

These innovative products are popular among consumers, generally command premium prices and yield higher margins. Based on the most recent industry data, the average retail price for all lenses and lens treatments has increased from $88 to $102 between 1995 and 2007, reflecting, in part, the rising popularity of these products.

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

We believe the optical retail industry differs in many respects from other traditional retailing sectors. The medical and non-discretionary nature of eye care purchases provides optical retailers with a consistent source of customers and moderate seasonal fluctuations in sales relative to other sectors of the retail industry. The optical retail industry is impacted, however, by general economic conditions. In addition, we believe annual wellness exams provided by optometrists result in repeat business and customer loyalty. The stability of the optical retail industry is also reinforced by the frequency of the replacement of eyeglasses by customers. In its survey, Jobson estimated that on average customers replaced their eyeglasses once every 2.1 years.

The optical retail industry is highly fragmented and primarily consists of national and regional optical retail chains, mass merchandisers, independent optometry practitioners and warehouse clubs. However, as a result of customers’ desire for broad product selection, convenience, strong customer service and competitive prices, the largest optical retailers have gained market share at the expense of independent practitioners. For example, the total market share of the 10 largest optical retailers in the United States as measured by revenue increased from 20.6% in 2003 to 23.5% in 2007 based upon the latest industry data. We believe the largest optical retailers are well-positioned to further increase their market share. Below is a description of the types of retailers that compete in the optical retail industry.

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

22 of 76

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

Some of our competitors are much larger than us. For example, based on the most recent industry data available, LensCrafters and Cole Vision, which are owned by Luxottica Group SpA, had combined sales of approximately $2.7 billion in 2007 and the optical outlets contained in Wal-Mart stores had sales of approximately $1.3 billion in 2007. These and other competitors have greater financial resources than we do and may be able to compete more effectively in an aggressive pricing environment. For example, when our major competitors offer significantly lower prices for their products we often adopt similar pricing strategies, which may reduce our revenues, gross margins and cash flows, and render us less able to compete with our largest competitors.

23 of 76

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

The optical retail industry may be affected by economic cycles. Downturns in general economic conditions or uncertainties regarding future economic prospects, which affect consumer disposable income, have historically adversely affected consumer spending habits in our principal markets. Therefore, the current economic downturn in the U.S. and any future economic downturns or uncertainties could reduce demand and have a material adverse effect on our revenues and cash flows.

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

Our relationships with optometrists are subject to state optometric laws that generally prohibit us from “controlling” the practice of optometry or from practicing optometry. Accordingly, we have adopted different contractual arrangements with optometrists to comply with the various regulations in the states in which we operate. For example, we sublease 69 of our stores pursuant to contracts with professional corporations or other entities controlled by optometrists, which we refer to as OD PCs. The OD PCs own the optical dispensary and the professional eye examination practice and employ the optometrists. We manage the OD PC stores under long-term management agreements, including management of the professional practice and optical retail business. Notwithstanding our efforts to comply with applicable law, a court or regulatory authority could conclude that any of our contractual arrangements with optometrists, including our long-term management agreements with OD PCs, subleases and trademark license agreements, and our day-to-day operational practices in managing these relationships, result in the improper control of an optometric practice or otherwise do not comply with applicable laws and regulations. A finding that we are in violation of these laws and regulations may result in censure or delicensing of optometrists, substantial civil or criminal damages and penalties, including double and triple monetary damages and penalties, and, in the case of violations of federal laws and regulations, exclusion from the Medicare and Medicaid programs, or other sanctions. In addition, a determination in any state that we are controlling an optometric practice or engaged in the corporate practice of medicine or any unlawful fee-splitting arrangement could render any sublease, management or service agreement between us and optometrists located in such state unenforceable or subject to modification, or, for example, could necessitate a buy-out of an OD PC. Each of these events could adversely impact our revenues and cash flows.

24 of 76

Similarly, our relationships with opticians in some states are subject to state licensing or certification laws, which require that we obtain licenses or certifications to operate our business in those states. The laws and regulations governing opticians and their relationship with optical retailers vary from state to state. To obtain and maintain such licenses, we must satisfy certain licensure standards. Some states require a licensed optician to be on the premises, while other states do not require licensed opticians or permit the licensed optician (or an optometrist) to supervise other unlicensed opticians. We employ opticians in our stores to assist in dispensing eyeglasses and other optical goods. If we fail to have a licensed optician on the premises of any of our stores in a state that requires a licensed optician to be on the premises, such store could be temporarily or permanently closed, which could adversely impact our revenues and cash flows.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) covers a variety of subjects which impact our businesses and the business of the optometrists, including the privacy and security of patient health care information and the standardization of electronic data transactions for purposes of medical billing. We have devoted, and continue to devote, resources to implement operating procedures within the stores and our corporate office to facilitate compliance with HIPAA regulations which became effective in 2003. The American Recovery and Reinvestment Act, imposes new privacy and security requirements in addition to those contained in the current rules. Penalties under HIPAA, if applied to us, or a determination that we or any affiliated optometrists or OD PCs are not in compliance with such laws, could have a material adverse effect on our results of operations.

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

While most of these optometrists operate one practice location, five optometrists operate an aggregate of 120 locations, which includes OD PCs. Due to this concentration of locations operated by these optometrists, disputes or regulatory issues with any of these optometrists could have a greater impact on our business.

25 of 76

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

The global financial and credit crisis may have impacts on our liquidity and financial condition that we currently cannot predict.

The global financial and credit crisis and related instability in the global financial system may impact our liquidity and financial condition, and we may face significant challenges if conditions in the financial markets do not improve. Banks and other lenders have suffered significant losses and have implemented stricter standards for lending, which has contributed to a general restriction on the availability of credit. It may be difficult or more expensive for us to access the capital markets or borrow money at a time when we would like, or need, to access capital, which could have an adverse impact on our ability to react to changing economic and business conditions, and to fund our operations and capital expenditures and to make acquisitions. The credit crisis could also impact our lenders and customers, causing them to fail to meet their obligations to us. While there can be no assurance that the current financial crisis will improve and its impact on our future liquidity and financial condition cannot be predicted, we will continue to monitor it.

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

A significant portion of medical care in the United States is funded by government and private

26 of 76

insurance plans, including managed vision care plans. For the fiscal year ended December 29, 2007, and January 3, 2009, approximately 30% and 31%, respectively, of our net revenues were derived from managed vision care plans. The health care industry is experiencing a trend toward cost-containment with government and private insurance plans seeking to impose lower reimbursement, utilization restrictions and risk-based compensation arrangements. Payments made under such programs may not remain at levels comparable to the present levels or be sufficient to cover the cost of the services we provide to plan beneficiaries. In addition, many private insurance plans may base their reimbursement rates on the government rates. Private insurance plans are also developing increasingly sophisticated methods of controlling health care costs through redesign of benefits and explorations of more cost-effective methods of delivering health care. Accordingly, reimbursement for purchase and use of eye care services may be limited or reduced, thereby adversely affecting our revenues and cash flows. Furthermore, government or private insurance plans may retrospectively and/or prospectively adjust payments to us in amounts which would have a material adverse effect on our cash flows and financial condition.

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

27 of 76

potential claims. We may not be able to continue to obtain adequate liability insurance to cover claims asserted against us, in which event, our financial condition and results of operations could be adversely affected.

We depend on the ability and experience of certain members of our management team and their departure may have a material adverse effect on our results of operations.

To guide our operations, we rely on the skills of certain members of our senior management team, including our Chief Executive Officer, David L. Holmberg, the loss of whom could have an adverse effect on our operations. Furthermore, key executives may not continue to work for us, and we may not be able to hire qualified replacements in a timely manner or at all, which could have a material adverse effect on our ability to implement our strategy and on our business operations.

Our goodwill is subject to annual impairment assessments.

Goodwill is the amount of excess purchase price over the fair market value of acquired net assets and identified intangibles. We perform an annual assessment of goodwill that involves the comparison of the fair value of the company with its carrying amount. Fair value is estimated using discounted cash flows and earnings multiples comparable to asset market values. If the fair value is less than the carrying value, goodwill is considered impaired. Impairment would adversely affect our results of operations. At January 3, 2009, our goodwill of $523,377,000 represents 75.0% of our total assets. We performed the necessary evaluation and no impairment exists.

Our future success will depend in part on our ability to effectively manage our growth strategy.

Our growth strategy, which includes a number of new stores, is dependent upon a number of factors, including: locating suitable store sites, negotiating favorable lease terms, having the infrastructure to address the increased new store targets, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, generating sufficient operating cash flows to fund the expansion plans, and integrating new stores into our existing operations. There can be no assurance that we will achieve our planned expansion or that such expansion will be profitable or that we will be able to manage our growth effectively.

Our future success will depend in part on our ability to successfully open new stores and remodels.

Our continued growth depends, in part, on our ability to open and operate new stores and remodels of existing stores. During fiscal 2009, we plan to open approximately 25 new stores. We expect to continue to open new stores in future years, while also remodeling, relocating and expanding a portion of the existing store base. The planned openings and expansions could place increased demands on operational, managerial and administrative resources. These increased demands could cause us to operate the business less effectively, which in turn could cause deterioration in the financial performance of individual stores. In addition, to the extent that a number of new store openings are in existing markets, we may experience reduced net revenue volumes in previously existing stores in those same markets.

28 of 76

Our revenues are affected by seasonality and could be negatively impacted by slower sales in our peak periods.

The nature of our business is to have two high volume periods; the first and third quarters. During the peaks of these periods, increased marketing, personnel, and other expenses may be incurred to prepare and compete for the anticipated stronger consumer spending. Lower than expected sales or profit margins during this period could materially affect the financial condition and results of operations.

Our ability to provide our customers with merchandise is based upon our vendor relationships.

We have no material long-term or exclusive contracts with any manufacturer or supplier. We depend on our network of suppliers and on continued good relations with our vendor base. A key vendor may become unable to supply our merchandising needs due to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, and timeliness of delivery. If we were unexpectedly required to change vendors or if a key vendor was unable to supply desired merchandise in sufficient quantities on acceptable terms, we could experience inventory shortages until alternative vendor arrangements were secured. A significant disruption in the supply of merchandise from any key vendor could have a material adverse impact on our operations.

Our gross margins are impacted by the mix of products sold.

Our gross profit margins are impacted by the sales mix, both from the perspective of branded or non-branded frames and lens types. Branded frames and specialty lenses tend to generate somewhat lower margins than others within each product type. Thus, a shift in sales mix within a product type can often create a significant impact on our overall gross margins.

We are dependent upon a single distribution facility.

Our distribution functions for all our stores are handled from a facility located in San Antonio, Texas. Any significant interruption in the operation of this distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores which could cause sales to decline. We regularly review and have developed options to mitigate this risk including contingency plans and back-up relationships with outside providers of distribution activities but there can be no guarantee that such contingency planning would prevent an interruption in our ability to distribute merchandise.

Our future success will depend in part on our ability to grow successful stores, which is based on our selection of shopping centers.

In order to generate customer traffic, we locate many of our stores in prominent locations within shopping centers that have been or are expected to be successful. We cannot control the development of new shopping centers, the availability or cost of appropriate locations within existing or new shopping centers, or the success of individual shopping centers. Furthermore, factors beyond our control impact shopping center traffic, such as general economic conditions, weather conditions and consumer spending levels. A slowdown in the U.S. economy, as has been seen in fiscal 2008 and so far in fiscal 2009, tends to negatively affect consumer spending and reduce shopping center traffic. Our sales are partly dependent on a high volume of shopping center traffic and any decline in such shopping center traffic, whether because of the slowdown in the economy, a falloff in the popularity of shopping centers among our target customers, or otherwise, could have a material adverse effect on our business.

Changes in accounting principles, interpretations and practices could adversely affect our financial results.

Financial statements are prepared in accordance with U.S. generally accepted accounting

29 of 76

principles. These accounting principles can be complex for certain aspects of our business and may involve subjective judgments. A change from current accounting standards could have a significant effect on our results of operations.

We are party to routine litigation that could be resolved adversely.

We are involved from time to time with litigation and other claims to our business. These issues arise primarily in the ordinary course of business but could raise related complex factual and legal issues which are subject to multiple risks and uncertainties and could require significant management time. We believe that our current litigation issues will not have a material adverse effect on our results of operations or financial condition. However, our assessment of current litigation could change in light of the discover of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation and additional litigation that is not currently pending could have a more significant impact on us and our operations.

We could be adversely impacted by the effects of war, terrorism or other catastrophes.

In the event of war, acts of terrorism or any further threat of terrorist attacks, customer traffic in shopping centers could significantly decrease. In addition, local authorities or shopping center management could close in response to any immediate security concern or weather catastrophe such as a hurricane or tornado. Similarly, war, acts of terrorism, threats of terrorist attacks, or a weather catastrophe could severely and adversely affect our headquarters or distribution center that, in turn, could have a material adverse impact on our business. Any such event could result in decreased sales that would have a material adverse impact on our business, financial condition and results of operations.

Our ability to gauge fashion tastes in our merchandise assortment could adversely affect our sales.

Our success is principally dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. Our failure to anticipate, identify or react appropriately and in a timely manner to changes in eyeglass fashion trends or demands could lead to lower sales and excess inventories which could have a material adverse impact on our business. Misjudgments or unanticipated fashion changes could also have a material adverse impact on our image with our customers. There can be no assurance that our new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have a material adverse impact on our business, results of operations and financial condition.

Our failure to maintain proper inventory levels could result in our inability to provide our customers with the merchandise they desire and could negatively impact our financial results.

We maintain an inventory of merchandise in our stores and distribution center, particularly of selected products that we anticipate will be in high demand. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. These events could significantly harm our operations results. Conversely, if we underestimate consumer demand for our merchandise, particularly higher volume styles, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in missed sales, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

30 of 76

Negative impacts to the price, availability and quality of our merchandise could result in profit erosion.

Fluctuations in the price, availability and quality of raw materials used in producing our products could have a material adverse effect on our cost of goods or our ability to meet customer demands. The price and availability of such raw materials and labor may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs, weather conditions and currency fluctuations. In the future, we may not be able to pass all or a portion of such higher raw materials or labor prices on to our customers.

Our reliance on third-party manufacturers could adversely affect our ability to provide our customers with the merchandise they desire, which could have a negative effect on our financial results.

All of our merchandise is produced by independent manufacturers. We do not currently have long-term supply or capacity contracts with these manufacturers. In addition, we face the risk that these third-party manufacturers with whom we contract to produce our merchandise may not produce and deliver our merchandise on a timely basis, or at all. As a result, we cannot be certain that these manufacturers will continue to produce merchandise for us or that we will not experience operational difficulties with our manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control, shortages of raw materials, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to our expectations could result in supply shortages for certain merchandise and harm our business.

Our reliance on foreign sources of production could adversely affect our ability to provide our customers with the merchandise they desire, which could have a negative effect on our financial results.

Although certain portions of our merchandise are produced within the United States, a majority of our merchandise is produced outside the United States and the percentage has been growing. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in a region that we do business; (iii) imposition of duties, taxes, and other charges on imports; (iv) foreign exchange rate challenges, which tend to be heightened as a result of recent weaknesses in the strength of the dollar and pressures presented by implementation of U.S. monetary policy; (v) local business practice and political issues, including issues relating to compliance with domestic or international labor standards; (vi) transportation disruptions, and (vii) seizure or detention of goods by Customs authorities.

We cannot predict whether any of the foreign countries in which our merchandise is currently produced or any of the countries in which our merchandise may be produced in the future will be subject to import restrictions by the United States government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, or both, could affect the importation of eyewear generally, and in that event, could increase the costs, or reduce the supply, available to us and adversely affect our business, financial condition and results of operations. Our merchandise flow and cost may also be adversely affected by political instability in any of the countries in which our goods are produced and continuing adverse changes in foreign exchange rates.

31 of 76

Our reliance on third party manufacturers could adversely affect our ability to ensure our products are produced in an ethical manner.

We do not have absolute control over the ultimate actions or labor practices of our independent vendors. The violation of labor or other laws by one of our key independent vendors or the divergence of an independent vendor’s labor practices from those generally accepted as ethical by us could interrupt or otherwise disrupt the shipment of finished merchandise to us or damage our reputation. Any of these, in turn, could have a material adverse effect on our financial condition and results of operations.

Our ability to properly maintain our information systems could be adversely affected by our implementation of upgrades, enhancements or replacements.

We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Any delays or difficulties in transitioning or in integrating these upgrades, enhancements or replacements could have a material adverse impact on our business.

Our cost of sales and other expenses could be adversely impacted by energy prices.

Oil prices have fluctuated dramatically in the past and have risen significantly in late fiscal 2007 and part of fiscal 2008. While energy prices have fallen recently, if the trend of increasing oil prices returns, this trend may result in a further increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase merchandise from our vendors. In addition, rising oil prices could adversely affect consumer spending and demand for our products and increase our operating costs, any or all of which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to protect our intellectual property could result in sales declines that could negatively impact our financial results.

We believe that our trademarks, trade names and other intellectual and proprietary rights are important to our success. Even though we take action to establish, register and protect our trademarks, trade names, and other intellection and proprietary rights, there can be no assurance that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, there can be no assurance that others will not resist or seek to block the sale of our products as infringements of their trademarks, trade names, or other proprietary rights. If we are required to stop using any of our registered or non-registered trademarks or trade names, our sales could decline and our business and results of operations could be adversely affected.

Risks Relating to the Notes

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the Notes.

The following table shows our level of indebtedness and certain other information as of January 3, 2009.

32 of 76

Long-term debt outstanding, including capital lease obligations, consists of the following:

Exchange Notes, face amount of $152,000 net of unamortized debt discount of $1,408	$150,592
Credit Facilities	85,225
Capital lease	359

$236,176

Note - dollar amounts shown in thousands

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

We may be able to incur more debt in the future, which may intensify the risks described in this filing. The indenture governing the Notes and our New Credit Facility does not prohibit us from incurring more debt in the future. As of January 3, 2009, we had the ability to borrow up to an additional $25.0 million (excluding $2.6 million of letters of credit) under the revolving portion of our New Credit Facility. All of those borrowings would have been secured by substantially all of our assets and would have ranked senior to the Notes and the guarantees.

In addition, we will have substantial obligations under our non-cancelable operating leases relating to substantially all of our retail facilities as well as our corporate offices and distribution center. For fiscal 2009, our minimum operating lease payments are $41.0 million.

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

33 of 76

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

All of our borrowings under our New Credit Facility bear interest at a floating rate. As of January 3, 2009, we had approximately $85.2 million of long-term, floating-rate debt under our New Credit Facility. Accordingly, our net income will be affected by changes in interest rates. Assuming a one percentage point increase in the interest rate under our New Credit Facility, our pro forma interest expense for the fiscal year ended January 3, 2009 would have increased by approximately $0.9 million.

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

34 of 76

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

35 of 76

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

As of January 3, 2009, the Notes and the guarantees were subordinated to approximately $85.2 million of senior indebtedness and an additional $25.0 million was available for borrowing (excluding $2.6 million of letters of credit) as additional senior indebtedness under the revolving credit portion of our New Credit Facility, subject to certain conditions. We may be permitted to borrow substantial additional indebtedness, including senior indebtedness, in the future under the terms of the indenture and the New Credit Facility.

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

36 of 76

Creditors will not have any claim as a creditor against any professional corporations or other entities controlled by an optometrist.

In order to comply with regulations in certain states regarding the practice of optometry, we sublease 68 stores to professional corporations or other entities controlled by optometrists, which we refer to as OD PCs. We manage these stores pursuant to long-term agreements with the OD PCs, and although we do not own any of the OD PCs, under GAAP we consolidate the assets, liabilities, results of operations and cash flows of 55 of the 68 stores owned by OD PCs. However, our rights to the cash flow from the OD PCs are limited to our rights under the management agreements governing our relationship with the respective OD PCs. As of January 3, 2009, approximately $2.9 million, or 0.4%, of our total consolidated assets were owned by OD PCs. The OD PCs do not guarantee and will not guarantee the Notes investors in the Notes will not have any claim as a creditor against any assets owned by an OD PC. For additional information on the OD PCs see Note 10 to our Consolidated Financial Statements included elsewhere in this filing.

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

37 of 76

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

38 of 76

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

As of January 3, 2009, we operated 425 retail locations in the United States. We believe our properties are adequate and suitable for our purposes. We lease all of our retail locations, the majority of which are under leases that in addition to our base rent require payment by us of our pro rata share of real estate taxes, utilities and common area maintenance charges. These leases range in terms of up to 15 years and generally have a 10 year duration, and we renew approximately 40 to 50 leases annually. In substantially all of our stores that we operate, we sublease (or the landlord leases) a portion of such stores or an adjacent space to an independent optometrist (or its wholly-owned operating entity). With respect to the OD PCs, we sublease the entire premises of the store to the OD PC. The terms of these leases or subleases range from one to 15 years, with rentals consisting of a percentage of gross receipts or base rental. The general location and character of our stores are described in “Item 1. Business—Store operations.”

We lease combined corporate offices and a retail location in San Antonio, Texas, pursuant to a 15-year lease executed in August 1997. In addition, we lease a combined distribution center and central laboratory in San Antonio pursuant to an eleven-year lease which expires in December 2019. We believe central distribution improves efficiency through better inventory management and streamlined purchasing. We are in the process of relocating these facilities and thus also lease a facility in the same vicinity which we are vacating and which has a lease expiration in June 2009.

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

None in the fourth quarter of Fiscal 2008.

39 of 76

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock, par value $.01 per share, of the Company is not traded on any established public trading market. There is one holder of the Common Stock, ECCA Holdings Corporation. No dividends were paid in fiscal 2006, 2007 or 2008 and payment of dividends is restricted by the Indenture governing the Notes (as defined in Management Discussion and Analysis – Liquidity and Capital Resources).

40 of 76

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical consolidated financial data for the dates and periods indicated and should be read in conjunction with our Consolidated Financial Statements and the related notes thereto and “Management’s discussion and analysis of financial condition and results of operations” included elsewhere in this filing. The selected historical consolidated financial data as of and for the five fiscal years ended January 1, 2005, December 31, 2005, December 30, 2006, December 29, 2007 and January 3, 2009 are derived from our audited Consolidated Financial Statements. In order to provide the most beneficial performance comparison, the results of our predecessors for the period January 2, 2005 to March 1, 2005 have been combined with the predecessor period March 2, 2005 to December 31, 2005 to represent a total fiscal year. Similarly, the results of our predecessor for the period January 1, 2006 to August 1, 2006 have been combined with the period August 2, 2006 to December 30, 2006 to represent a total fiscal year. We believe this presentation provides the most meaningful information about our results of operations. This approach is not consistent with GAAP, may yield results that are not strictly comparable on a period-to-period basis, and may not reflect the actual results we would have achieved.

Combined	Combined
(Dollars in thousands)	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007	January 3, 2009
Statement of Operations Data:
Net revenues	$399,468	$406,246	$437,739	$477,775	$537,570
Operating costs and expenses:
Cost of goods sold (1)	153,483	149,656	148,231	160,582	187,248
Selling, general and administrative (1)	203,621	210,541	227,709	249,557	272,434
Transaction expenses	15,642	7,547	—	—

Total costs and expenses	357,104	375,839	383,487	410,139	459,682

Operating income	42,364	30,407	54,252	67,636	77,888
Interest expense, net	20,216	28,969	31,599	25,996	22,847

Income before income taxes	22,148	1,438	22,653	41,640	55,041
Income tax expense	5,302	4,242	11,885	16,462	22,163

Net income (loss)	$16,846	$(2,804)	$10,768	$25,178	$32,878

Store Level Data:
Comparable store sales growth (2)	3.00%	3.00%	6.00%	5.70%	7.00%
No. of stores (at period end)	377	380	387	411	425
Sales per store (3)	$1,064	$1,139	$1,196	$1,197	$1,338
Other Financial Data:
Depreciation and amortization	$15,907	$16,496	$15,792	$17,916	$18,906
Capital expenditures	10,639	13,469	17,474	22,231	32,766
Gross margin (4)	61.3%	62.9%	65.9%	66.2%	65.0%
Ratio of earnings to fixed charges (5)	1.76	x	1.04	x	1.55	x	2.15	x	2.62	x
Net cash provided by operating activities	24,821	34,531	41,504	44,677	58,233
Net cash used in investing activities	(10,639)	(13,469)	(17,474)	(22,231)	(32,766)
Net cash used in financing activities	(14,893)	(6,378)	(27,952)	(30,669)	(17,644)
Miscellaneous Data:
Adjusted EBITDA - see below	$59,404	$64,319	$78,775	$87,032	$99,080
Adjusted EBITDA margin %	14.87%	15.83%	18.00%	18.22%	18.43%

41 of 76

(Dollars in thousands)	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007	January 3, 2009
Balance sheet data:
Cash and cash equivalents	$3,098	$17,782	$13,860	$5,637	$13,460
Total assets	225,549	529,862	668,199	669,562	697,765
Long-term debt, including current maturities	223,913	315,897	288,646	258,205	236,176
Preferred stock	70,825	—	—	—	—
Total shareholders’ equity (deficit)	(47,673)	162,407	321,378	346,556	384,434

(1)	Doctor payroll and expenses have been reclassed from Selling, general and administrative to Cost of goods sold.
(2)	Comparable store sales growth is calculated comparing net revenues for the period indicated to net revenues of the equivalent prior period for all stores open at least twelve months during such prior period. Note fiscal 2004 & 2008 were 53 week years. Comparable store sales growth of 3.0% for fiscal 2004 is based on inclusion of incremental week in 2003 comp sales figures. If incremental 2003 week is excluded, comparable store sales growth for fiscal 2004 was 4.9%. Fiscal 2005 comparable store sales growth was calculated excluding the incremental week for fiscal 2004. Comparable store sales growth of 7.0% for fiscal 2008 is based on inclusion of incremental week in 2007 comp sales figures. If incremental 2007 week is excluded, comparable store sales growth for fiscal 2008 was 8.5%.
(3)	Sales per store is calculated on a monthly basis by dividing total net revenues by the total number of stores open during the period. Annual sales per store is the sum of the monthly calculations.
(4)	Gross margin is cost of goods sold as a percentage of optical sales in a period
(5)	For the purposes of determining the ratio of earnings to fixed charges ‘earnings” represents income (loss) before income tax expense plus fixed charges. “Fixed charges” consists of interest, amortization of debt issuance costs and a portion of rent, which is representative of interest factor.

42 of 76

Non GAAP Information

Adjusted EBITDA The Company’s operating performance is evaluated using several measures. One of those measures, Adjusted EBITDA, is derived from the Operating Income GAAP measurement. Adjusted EBITDA has historically been used by the Company’s credit facility lenders to measure compliance with certain financial debt covenants and by certain investors as one measure of the Company’s historical ability to fund operations and meet its financial obligations. The Company’s credit facility agreement defines Adjusted EBITDA as consolidated net income (loss) before interest expense, income taxes, depreciation and amortization, recapitalization and other expenses, extraordinary loss (gain), management fees and store closure expense. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, operating income or net income (loss) in accordance with generally accepted accounting principles as an indicator of the Company’s operating performance or cash flow as a measure of liquidity. Additionally, Adjusted EBITDA presented may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of operating income to Adjusted EBITDA for each of the fiscal periods presented:

		Combined	Combined
	January 1, 2005	December 31, 2005	December 30, 2006	December 29, 2007	January 3, 2009
Reconciliation of Adjusted EBITDA to Operating income:
Operating income	$42,364	$30,407	$54,252	$67,636	$77,888
Reconciling items:
Depreciation and amortization	15,907	16,496	15,792	17,916	18,906
Transaction expense	633	15,642	7,547	—	—
Management fees	500	1,774	1,184	1,480	2,286

Adjusted EBITDA	$59,404	$64,319	$78,775	$87,032	$99,080

Reconciliation of Adjusted EBITDA to Net Cash provided by operating activities:

Net Cash provided by operating activities	$24,821	$34,531	$41,504	$44,677	$58,233
Deferred income taxes	2,063	(2,672)	(1,332)	(3,808)	(1,441)
Interest expense	20,216	28,969	31,599	25,996	22,847
Income tax provision	5,302	4,242	11,885	16,462	22,163
Changes in assets & liabilities	7,002	(751)	(4,881)	3,705	(2,722)

Adjusted EBITDA	$59,404	$64,319	$78,775	$87,032	$99,080

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

43 of 76

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

We are the third largest operator of optical retail stores in the United States as measured by net revenue. We currently operate 430 stores in 36 states, including 361 directly-owned stores and 69 stores owned by an optometrist’s professional entity (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 361 directly-owned stores, as well as the results of 56 of the 69 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 417 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 417 consolidated stores, as well as the professional fees of the optometrists at 220 of the stores. These 220 stores include 114 stores where the optometrist is our employee or an independent contractor, the 56 stores operated by an OD PC that are consolidated in our results and the 50 stores with independent optometrists for whom we provide management services. The management fees from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

We believe that the key driver of our performance is our ability to grow revenue without increasing costs at the same rate by (i) increasing comparable transaction volume by offering value and convenience, (ii) actively managing our store base in targeted markets to include expansion of the store base and (iii) pursuing fee-for-service funded managed vision care relationships. Our performance is also affected by general economic conditions and consumer confidence.

44 of 76

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expenses related to opening new stores adversely affect our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we opened twenty-two new stores in 2008 and management believes the opportunity exists to open approximately 25 new stores in both 2009 and 2010 in existing and new markets. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

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

45 of 76

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

	Combined 2006	2007	2008
Net revenues:
Optical sales	99.3%	99.4%	99.4%
Management fee	0.7	0.6	0.6

Total net revenues	100.0	100.0	100.0

Operating costs and expenses:
Cost of goods sold (a)	34.0	33.8	35.0
Selling, general and administrative expenses (a)	52.4	52.6	51.1
Transaction expenses	1.7	—	—

Total operating costs and expenses	87.6	85.8	85.6

Income from operations	12.4	14.2	14.4
Interest expense, net	7.2	5.5	4.2

Income before income taxes	5.2	8.7	10.2
Income tax expense	2.7	3.4	4.1

Net income	2.5	5.3	6.1

(a)	Percentages based on optical sales only

The following is a discussion of certain factors affecting our results of operations and our liquidity and capital resources. This discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this filing.

Fiscal 2008 Compared to Fiscal 2007.

Net Revenues. Net revenues increased to $537.6 million in fiscal 2008 from $477.8 million in fiscal 2007. The increase was largely the result of a comparable store sales increase of 7.0% compared to fiscal 2007. We opened twenty-two stores and closed eight stores in fiscal 2008. Net revenues attributable to the new stores opened in fiscal 2008 were $9.6 million. The increase in net revenues attributable to the effect of stores opened in fiscal 2007 being open all of fiscal 2008 was $15.5 million. Comparable transaction volume increased by 4.8% compared to fiscal 2007 while average ticket prices increased by 2.2% compared to fiscal 2007. The increase in comparable store sales and average ticket prices was the result of a continued increase in the sales mix of premium lenses and strong acceptance of our value offering. We received $6.4 million from our participation in new managed vision care contracts through our sister company, Davis Vision, and an additional $3.2 million increase in participation in contracts that existed prior to fiscal 2008.

Gross Profit (Optical sales less cost of goods sold). Gross profit increased to $347.3 million in fiscal 2008 from $314.2 million in fiscal 2007. Gross profit as a percentage of optical sales decreased to 65.0% in fiscal 2008 as compared to 66.2% in fiscal 2007. This decrease was largely the result of the increase in the sales mix of lower margin specialty lenses and an increase in the doctor payroll and consulting fee expenditures.

46 of 76

Selling General & Administrative Expenses (SG&A). SG&A increased to $272.4 million in fiscal 2008 from $249.6 million in fiscal 2007. SG&A, as a percentage of optical sales, decreased to 51.1% in fiscal 2008 from 52.6% in fiscal 2007. This percentage decrease was largely due to the leveraging of advertising and occupancy expenditures during 2008. This decrease was further impacted by expenditures related to our entry into the Chicago market and the non-recurring expenses for personnel training and occupancy in fiscal 2007.

Net Interest Expense. Net interest expense decreased to $22.8 million in fiscal 2008 from $26.0 million in fiscal 2007. This decrease was primarily due to lower outstanding debt balances as a result of principal payments made during 2007 and 2008 as well as a decrease in interest rates as compared to fiscal 2007.

Income Tax Expense. Income tax expense increased to $22.2 million in fiscal 2008 from $16.5 million in fiscal 2007. The 2008 effective rate was 40.2% of pretax income while the 2007 effective rate was 39.5% of pretax income.

Fiscal 2007 Compared to Fiscal 2006.

Net Revenues. Net revenues increased to $477.8 million in fiscal 2007 from $437.7 million in fiscal 2006. The increase was largely the result of a comparable store sales increase of 5.7% compared to fiscal 2006. We opened twenty-five stores and closed one store in fiscal 2007. Net revenues attributable to the new stores opened in fiscal 2007 were $10.4 million. The increase in net revenues attributable to the effect of stores opened in fiscal 2006 being open all of fiscal 2007 was $7.7 million. Comparable transaction volume increased by 4.8% compared to fiscal 2006 while average ticket prices increased by 0.9% compared to fiscal 2006. The increase in comparable store sales and average ticket prices was the result of a continued increase in the sales mix of premium lenses, strong acceptance of our value offering and $7.1 million from our participation in a new managed vision care contract through our sister company, Davis Vision. The new Federal Employees Dental and Vision Insurance Program (FEDVIP) commenced on December 31, 2006 which provides supplemental dental and vision benefits to federal employees, retirees and their dependents. Davis Vision was selected by the Blue Cross and Blue Shield Association to administer vision benefits under the FEP BlueVision program.

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

Selling General & Administrative Expenses (SG&A). SG&A increased to $249.6 million in fiscal 2007 from $227.7 million in fiscal 2006. SG&A, as a percentage of optical sales, increased to 52.6% in fiscal 2007 from 52.4% in fiscal 2006. This percentage increase was largely due to an increase in retail payroll expenditures as compared to fiscal 2006. This increase was related to our entry into the Chicago market and the non-recurring expenses for personnel training and occupancy. Slight increases in advertising, depreciation and overhead expenses were offset by the leveraging of occupancy expenditures during fiscal 2007.

Transaction Expenses. Transaction expenses were $7.5 million in fiscal 2006, all of which were incurred in the period ended August 1, 2006. The 2006 transaction expenses relate to the Highmark Acquisition and include seller expenses, management bonuses and write off of prepaid management fees.

47 of 76

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

Liquidity and Capital Resources

Sources of Capital

Our short-term and long-term liquidity needs will arise primarily from: (i) interest payments primarily related to our New Credit Facility and the Notes; (ii) capital expenditures, including those for opening new stores as well as the relocation of our central lab facility within the San Antonio area; and (iii) working capital requirements as may be needed to support our business. We intend to fund our operations, interest expense, capital expenditures and working capital requirements principally from cash from operations. We are a holding company with no direct operations. Our principal assets are the equity interests we hold in our subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the cash necessary to fund our operations, interest expense, capital expenditures and working capital requirements. There are currently no restrictions on the ability of our subsidiaries to transfer funds to us.

Cash flows from operating activities provided net cash for fiscal 2008, 2007 and 2006 of $58.2, $44.7 and $41.5 million, respectively. Our other sources of capital are cash on hand and funding from our revolving credit facility. As of January 3, 2009 we had $13.5 million of cash and cash equivalents available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million revolving portion of our New Credit Facility, excluding $2.6 million letters of credit outstanding.

Payments on debt and issuance of debt, as well as equity transactions related to the Highmark Acquisition have been our principal financing activities. Cash used in financing activities for fiscal 2008, 2007 and 2006 were $17.6 million, $30.7 million and $28.0 million, respectively.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was a surplus of $6.2 million as of January 3, 2009.

Capital expenditures for fiscal 2008, 2007 and 2006 were $32.8 million, $22.2 million and $17.5 million, respectively, and were our principal uses of cash for investing activities. The table below sets forth the components of these capital expenditures for fiscal 2006, 2007 and 2008.

48 of 76

	Fiscal Year Ended
	2006	2007	2008
Expenditure Category:
New Stores	$5.7	$14.3	$12.4
Information Systems	1.5	1.2	2.1
Lab Equipment	3.9	2.1	13.7
Store Maintenance	5.6	4.0	3.7
Other	0.8	0.6	0.9

Total Capital Expenditures	$17.5	$22.2	$32.8

Capital expenditures for fiscal 2009 are projected to be approximately $27.3 million. Of the planned 2009 capital expenditures, approximately $10.5 million is related to commitments to new stores and approximately $16.8 million is expected to be for improvement of existing facilities and systems, including the completion of our central lab facility relocation.

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

On December 21, 2006, we obtained an amendment and consent to our New Credit Facility. The amendment reduced the interest rate on the credit agreement and changed several covenants. A prepayment of $25 million in principal was made in conjunction with the lenders’ approval and a prepayment of $9.0 million in principal was made in conjunction with the filing of the 2006 10-K in March, 2007, as required under the amendment. Additional voluntary prepayments of $20.0 million were made throughout Fiscal 2007.

On October 3, 2008, we entered into a Third Amendment and Consent to our New Credit Facility (the “October 2008 Amendment”). The 2008 Amendment provides for an increase in the annual capital expenditures limit under the New Credit Facility from $22 million to $28 million in consideration for (i) a $20 million prepayment of principal due under the loan terms made under the New Credit Facility and (ii) an amendment fee of 10 basis points. The 2008 Amendment further provides that all capital contributions made to us by HVHC or its affiliates for the purposes of funding capital expenditures shall be excluded from the annual capital expenditure limit set forth in the New Credit Facility. The prepayment of $20.0 million in principal of the loans made under the New Credit Facility was made on October 3, 2008. On October 9, 2008, HVHC provided us with a $5.0 million capital contribution to be utilized to fund improvements to our lab equipment and infrastructure.

49 of 76

Amortization payments. Prior to the maturity date, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The Term Loan Facility quarterly amortization began in the third quarter of fiscal 2005 and continues through the date of maturity in fiscal 2012 according to the following schedule:

Year	Amount (in millions)
2009	1.65
2010	1.65
2011	1.65
2012	80.28

$85.23

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

Covenants. The New Credit Facility documentation contains customary affirmative and negative covenants and financial covenants. During the term of the New Credit Facility, the negative covenants restrict our ability to do certain things, including but not limited to:

•	incur additional indebtedness, including guarantees;

•	create, incur, assume or permit to exist liens on property and assets;

•	make loans and investments and enter into any acquisitions and joint ventures;

•	engage in sales, transfers and other dispositions of our property or assets;

•	prepay, redeem or repurchase our debt (including the Notes), or amend or modify the terms of certain material debt (including the Notes) or certain other agreements;

•	declare or pay dividends to, make distributions to, or make redemptions and repurchases from, equity holders; and

•	agree to restrictions on the ability of our subsidiaries to pay dividends and make distributions.

50 of 76

The following financial covenants are included:

•	maximum consolidated leverage ratio;

•	maximum capital expenditures; and

•	minimum rent-adjusted interest coverage ratio.

As of January 3, 2009, we were in compliance with all of our financial covenants.

Mandatory prepayment. Our mandatory prepayment for Fiscal 2006 was waived by the December 2006 amendment which required a $25 million prepayment at the time of the amendment, as well as a $9.0 million prepayment in March 2007. Beginning with Fiscal 2007, we are required to make a mandatory annual prepayment of the Term Loan Facility in an amount based on our leverage ratio of excess cash flows as defined in the New Credit Facility, which percentage we expect to be reduced upon our achieving certain consolidated leverage ratios. Due to our voluntary prepayments during Fiscal 2007, no excess cash flow prepayment was necessary in Fiscal 2008. Due to our prepayment during Fiscal 2008 related to our October 2008 Amendment, which required a $20.0 million prepayment at the time of the amendment, no excess cash flow prepayment will be necessary. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

•	100% of the net cash proceeds of any property or asset sale or casualty, subject to certain exceptions and reinvestment rights;

•	100% of the net cash proceeds of certain debt issuances, subject to certain exceptions; and

•	50% of the net cash proceeds from the issuance of additional equity interests, subject to certain exceptions.

Mandatory prepayments will be applied to the Term Loan Facility, first to the scheduled installments of the term loan occurring within the next 12 months in direct order of maturity, and second, ratably to the remaining installments of the term loan. In conjunction with the December 2006 amendment, we prepaid $25.0 million. In conjunction with the October 2008 Amendment, we prepaid $20.0 million. We may voluntarily repay outstanding loans under the New Credit Facility at any time without premium or penalty, other than customary “breakage” costs with respect to Eurodollar loans.

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

51 of 76

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

•	are effectively subordinated to any future Indebtedness and other liabilities of Subsidiaries of the Company that are not guaranteeing the notes; and

•	may default in the event there is a failure to make an interest or principal payment under the New Credit Facility.

Interest. Interest on the Notes compounds semi-annually and:

•	accrues at the rate of 10.75% per annum;

•	is payable in cash semi-annually in arrears on February 15 and August 15;

•	is payable to the holders of record on February 1 and August 1 immediately preceding the related interest payment dates; and

•	is computed on the basis of a 360-day year comprised of twelve 30-day months.

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

Covenants. The Notes contain customary negative covenants including but not limited to:

•	limitation on indebtedness;

•	limitation on restricted payments;

•	limitation on liens;

•	initial and future subsidiary guarantors; and

•	change of control.

52 of 76

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

Contractual Obligations. The Company is committed to make cash payments in the future on the following types of agreements:

•	Long-term debt

•	Operating leases for stores and office facilities

53 of 76

The following table reflects a summary of its contractual cash obligations as of January 3, 2009:

	Payments due by period
	Total	Less than 1 yr	1 to 3 yrs	3 to 5 yrs	More than 5 yrs
Long-Term Debt (1)	$237,225	$1,650	$3,300	$80,275	$152,000
Capital Lease Obligations	359	308	51	—	—
Operating Leases (2)	220,375	41,044	68,461	52,804	58,066
Interest on Long-Term Debt Obligations (3)	117,160	20,570	40,893	33,683	22,014
Purchase Obligations	—	—	—	—	—

Total future principal payments on debt	$575,119	$63,572	$112,705	$166,762	$232,080

Note - dollar amounts shown in thousands

(1)	Does not include interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and interest on approximately $85.2 million of floating rate debt under our new senior credit facility. See note (3) below for discussion of related interest payable payments. See Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Does not include mandatory annual prepayments of the term loan facility based on defined excess cash flows. See Liquidity and Capital Resources under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	Our operating leases generally have a 10-year duration. We renew approximately 40 to 50 operating leases annually. Rental payments on leases to be renewed could be subject to change.
(3)	Represents interest payable on outstanding long-term debt obligations, including 10.75% annual interest on $152.0 million aggregate principal amount of notes and 5.0% annual interest on $85.2million of floating rate debt under our new senior credit facility. The assumed 5.0% interest on the new senior credit facility represents current rates at January 3, 2009. The new senior credit facility has quarterly principal payments of $412,500 and a final payment of $80,275,000 due March 1, 2012.

Off-balance Sheet Arrangements

As of January 3, 2009, our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our New Credit Facility. These letters of credit are held by our insurance carriers in lieu of actual cash deposits and can be called to cover our claims payments if we fail to directly pay the carriers. By maintaining these letters of credit we are able to utilize the cash for operating purposes and pay minimal fees under the New Credit Facility.

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

54 of 76

•

Accounts receivable are primarily from third-party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings and adjustments to estimates of contractual reimbursement arrangements from third-party payors. Our allowance for doubtful accounts was $2.2 million and $2.4 million at December 29, 2007 and January 3, 2009, respectively. Revenues from third-party payors under managed vision care plans include estimated adjustments based on historical experience under the terms of the payor contracts with such third-party payors.

•

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted average method which approximates the first-in, first-out (FIFO) method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by us to be unsaleable and an estimate of shrinkage, which is the variance between the expected balance and the actual physical counts of inventory. Our inventory reserve was $2.1 million and $2.4 million at December 29, 2007 and January 3, 2009, respectively.

•

In accordance with SFAS No. 142, we have defined our reporting unit as the consolidated Company and performed our annual assessment of goodwill on a consolidated basis as of January 3, 2009, and based upon our analysis, we believe that no impairment of goodwill exists. We have also performed our annual assessment of trade names and believe no impairment exists as of January 3, 2009. There have been no indicators of impairment for goodwill or trade names since this assessment.

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

•

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $250,000 per employee. The amount charged to health insurance expense is based on estimates of future liabilities under the plan obtained from an independent actuarial firm. We believe the accrued liability of approximately $0.9 million and $1.0 million, which is included in other accrued expenses, as of December 29, 2007 and January 3, 2009, respectively, is adequate to cover future benefit payments for claims that occurred prior to January 3, 2009.

Inflation

The impact of inflation on our operations has not been significant to date. While we do not believe our business is highly sensitive to inflation, there can be no assurance that a high rate of inflation would not have an adverse impact on our operations.

Seasonality and Annual Results

Our sales fluctuate seasonally. Historically, our highest sales and earnings occur in the first and third quarters. In addition, annual results are affected by our growth.

55 of 76

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rate Risk

Our primary market risk exposure is interest rate risk. All of our borrowings under our New Credit Facility bear interest at a floating rate. As of January 3, 2009, we had approximately $85.2 million of long-term floating-rate debt under our New Credit Facility. Accordingly, our net income will be affected by changes in interest rates. Assuming a 1% point change in the interest rate under our New Credit Facility, our annual interest expense would change by approximately $0.9 million. See “Liquidity and Capital Resources” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In the event of changes in interest rates, we may take actions to mitigate our exposure by effectively fixing the interest rate on all or a portion of our floating rate debt. However, due to the uncertainty of the actions that would be taken and their possible effects, this analysis assumes no such actions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are set forth in this annual report on Form 10-K commencing on page F-1 (“Consolidated Financial Statements”).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information relating to the Company and its subsidiaries required to be disclosed in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of the end of the period covered by this annual report, the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of January 3, 2009.

56 of 76

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

As of January 3, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included review of the documentation of controls, evaluation of design effectiveness of controls, testing of operating effectiveness of controls and a conclusion to this assessment. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of January 3, 2009, based on those criteria.

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

57 of 76

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below sets forth the names, ages and positions of the executive officers and directors of the Company.

Name	Age	Position
David L. Holmberg	50	Chairman, Chief Executive Officer and President
Jim N. Eisen	52	Chief Operating Officer
George E. Gebhardt	58	Chief Merchandising Officer
Jennifer L. Taylor	37	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Robert A. Niemiec	53	Senior Vice President of Manufacturing
Charles M. Kellstadt	60	Regional Vice President of Store Operations
Diana Beaufils	55	Regional Vice President of Store Operations
John P. DiIanni	55	Regional Vice President of Store Operations
James E. Carroll	44	Regional Vice President of Store Operations
J. Richard Llanes	46	Regional Vice President of Store Operations
Daniel C. Walker, III	51	Vice President of Store Operations
Robert T. Cox	43	Vice President of Human Resources
Brett C. Moraski	37	Director
David A. Blandino	57	Director, Compensation Committee Member & Audit Committee Member
Nanette P. DeTurk	50	Director, Audit Committee Member & Compensation Committee Member
William C. Springer	69	Director, Compensation Committee Member & Audit Committee Member

Directors of the Company are elected at the annual shareholders’ meeting and hold office until their successors have been elected and qualified. The officers of the Company are chosen by the Board of Directors or appointed if not principal officers and hold office until they resign or are removed by the Board of Directors.

David L. Holmberg has served as our Chief Executive Officer and Board of Director member since January 2008. Mr. Holmberg has served as Chairman of the Board of Directors since September, 2008 and President since February 26, 2009. Mr. Holmberg formerly was Executive Vice President for Jo-Ann Stores, Inc. His previous experience includes three years as President, Cole Licensed Businesses, a provider of retail optical services for Sears Optical, Target Optical and Pearle Vision Canada, based in Cleveland. In addition, Mr. Holmberg held several key management positions at Zales Corporation (ZLC) in Dallas including Executive Vice President, Zale U.S., and President, Zale Canada. Mr. Holmberg holds an MBA from the University of Texas at Dallas and is a graduate of the Harvard Business Schools Advanced Management Program.

Jim N. Eisen has served as our Chief Operating Officer since October 2008. He joined us in May 2008 as the Executive Vice President of Operations. Mr. Eisen comes to us with a wealth of

58 of 76

retail as well as optical experience. His most recent career was with Jo-Ann Stores as the Senior Vice President of Stores; overseeing the operations of 800 stores. From 2001 to 2006 Mr. Eisen was Vice President of Store Operations for Luxottica/Cole Licensed Brands, which included approximately 1,000 Sears Optical, Target Optical and BJ’s Optical stores. Prior to that, he held other senior level leadership positions at Zale Corporation.

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

Jennifer L. Taylor has served as our Executive Vice President and Chief Financial Officer since January 2008. Prior to her appointment as CFO, and since December 2005, Ms. Taylor served as our Vice President of Finance and Controller. Ms. Taylor has been with us since June 1997. Prior to her employment with us, Ms. Taylor worked at Price Waterhouse, LLP. Ms. Taylor is a certified public accountant in Texas.

Robert A. Niemiec has served as Senior Vice President of Manufacturing since December 2008, supervising our central lab and distribution center operations. From September 1992 through August 2006, Mr. Niemiec held various progressive management positions with Luxottica and Cole Vision overseeing optical manufacturing and distribution functions. Prior to 1992, Mr. Niemiec held key management roles at General Electric, Johnson & Johnson and Tenneco where he led initiatives in operational improvement, manufacturing expansion and new technology implementation.

Charles M. Kellstadt has served as Regional Vice President of Store Operations since June 2005, supervising the management of approximately one-fifth of our stores. From November 2000 to June 2005, Mr. Kellstadt served as a Territory Director, overseeing approximately twenty of our stores. From September 1999 to October 2000, Mr. Kellstadt served as a General Manager with Best Buy. From 1994 to September 1999, Mr. Kellstadt served as District Manager for various districts with Circuit City. Prior to 1994, Mr. Kellstadt held several positions with Montgomery Ward Holding Corporation.

Diana Beaufils has served as a Regional Vice President of Store Operations since September 1998, overseeing the management of approximately one-fifth of our stores. From October 1993 to September 1998, Ms. Beaufils held various progressive operations positions culminating in Assistant Vice President with Circuit City Stores, Inc. Prior to October 1993, Ms. Beaufils held several operations positions with Montgomery Ward Holding Corporation.

John DiIanni joined us in August 2008 as a Regional Vice President of Operations, overseeing the management of approximately one-fifth of our stores. Prior to joining us, Mr. DiIanni spent thirteen years in the vision industry with both Luxottica Retail and Cole National Corporation, holding various progressive operations positions culminating in Regional Vice President of Store Operations. Mr. DiIanni holds an MBA from Eastern University, B.A. from Cabrinin College and an Associate’s in Optical Sciences.

59 of 76

James E. Carroll has served as a Regional Vice President of Store Operations since September 2006, overseeing the management of approximately one-fifth of our stores. From August 2005 to August 2006, Mr. Carroll oversaw the management of our stores in Tennessee, primarily in the Nashville market. From 1998 to 2005, Mr. Carroll served as Territory Director for Gateway Computers. Prior to joining Gateway Computers, Mr. Carroll held several positions with Musicland/Media Play, Uptons and Phar-Mor Food and Drugs.

J. Richard Llanes has served as a Regional Vice President of Store Operations since December 2006, overseeing the management of approximately one-fifth of our stores. From October 1995 to December 2006, Mr. Llanes oversaw the management of our stores in Texas, primarily in the San Antonio and Austin markets. From joining us in 1988, Mr. Llanes held various progression operations positions culminating in Assistant Vice President.

Daniel C. Walker, III has served as a Vice President of Store Operations since June 2000. From July 1998 to June 2000, Mr. Walker served as Vice President of Store Operations, overseeing the corporate office management of field operations. From 1992 to June 2000, Mr. Walker served in progressive operations positions culminating in Division General Operations Manager with Circuit City Stores, Inc.

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

David A. Blandino has served as a director and member of the Compensation Committee and Audit Committee since 2006. Dr. Blandino currently serves on the board of directors at Highmark Inc. and is a Clinical Associate Professor of Family Medicine at the University of Pittsburgh, a member of the UPMC Shadyside Hospital active medical staff and the East Liberty Family Health Care Center staff and part time faculty member of the Family Practice Residency Program where he has worked since 1983 and directed from 1998 until 2005.

Nanette P. DeTurk has served as a director and member of the Compensation Committee and Audit Committee since 2006. Ms. DeTurk is Executive Vice President, Finance, Treasurer and Chief Financial Officer for Highmark Inc. and has held various management positions with Highmark and its predecessor company, Pennsylvania Blue Shield, since 1993.

Brett C. Moraski has served as a director since 2006. Mr. Moraski is Senior Vice President of Corporate Development and Investments of Highmark Inc. and has served in that role since May 2003. Prior to joining Highmark, Mr. Moraski served in various positions at Lycos Ventures, culminating in Senior Associate.

William C. Springer has served as a director and member of the Compensation Committee and Audit Committee since 2006. Mr. Springer is a retired Executive Vice President with H.J. Heinz Company. He worked at H.J. Heinz from 1974 to 2000 and held various management and executive positions including head of Heinz North America, Heinz U.S.A. and H.J. Heinz of Canada. Mr. Springer served as a director of Highmark from 1996 through April, 2006.

60 of 76

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

61 of 76

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee of the Board determines our incentive compensation objectives for our Principal Officers. The committee reviews key compensation elements for our Principal Officers. During fiscal 2008, a third party consultant reviewed and reported to the committee on executive compensation. There were no material changes to the existing compensation structure and plans based on this review; however, an executive retirement plan was added to the compensation elements for those executives named as participants by the committee. The following discussion details and analyzes our executive compensation programs and the amounts shown in the executive compensation tables that follow.

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

Incentive Plans. Each year both an annual incentive plan and a 3 year incentive plan are established for the senior executive management team. Therefore, in each year the executives are participants in an annual plan, as well as three long term incentive plans. The descriptions below represent the annual and 3 year plans adopted in the respective fiscal year.

Fiscal 2008 Incentive Plan for Senior Executive Management. The incentive based bonus plan for David L. Holmberg, Jim N. Eisen, George E. Gebhardt and Jennifer L. Taylor, the senior executive management team, has both a short term and long term element. Both elements are based upon key business drivers and the performance of the consolidated HVHC group. Approximately 70% of the incentive is based upon pretax earnings for the HVHC group with the remaining 30% based upon various key business drivers. For the long term element, the key business drivers are two year cumulative performance of EBITDA, return on invested capital and Davis Vision managed care enrollment. For the short term element, the key business drivers are fiscal 2008 pretax net income

62 of 76

performance, retail sales to Davis Vision managed care enrollees, our retail locations’ net revenues related to progressive lens sales and unit sales of Viva branded product. The compensation payments range between 0% to 170% of each senior executive’s annual base salary.

Fiscal 2009 Incentive Plan for Senior Executive Management. The incentive based bonus plan for David L. Holmberg, Jim N. Eisen, George E. Gebhardt and Jennifer L. Taylor, the senior executive management team, has both a short term and long term element. Both elements are based upon key business drivers and the performance of the consolidated HVHC group. Approximately 70% of the incentive is based upon pretax/preinterest earnings for the HVHC group with the remaining 30% based upon various key business drivers. For the long term element, the key business driver is return on invested capital and vision member enrollment. For the short term element, the key business drivers are enrollment of Davis Vision funded lives and Highmark vision members as well as increases in retail sales to Davis Vision managed care enrollees. The compensation payments range from 0% to 213% of each senior executive’s annual base salary.

2009 Executive Retirement Plan. The executive retirement plan for David L. Holmberg, Jim N. Eisen, George E. Gebhardt and Jennifer L. Taylor, the senior executive management team, is a non-qualified plan which provides for an annual 15% contribution of base salary and short term incentive pay. The plan has a five year vesting period; however, in this initial year of implementation, past service credit is included. There are death and disability benefits, which ensure the vested balance is paid to a named beneficiary or upon disability termination, and change in control vesting, which ensures the vested account balance is paid upon termination under a qualified event. Barring these incidents, the form of payment of the retirement plan balance would be lump sum at the later of age 55 or termination from the company.

Director Compensation. We pay Dr. Blandino and Mr. Springer $1,500 for each board meeting in which they participate. In addition, we pay these directors $1,000 for each meeting of the Audit committee or Personnel & Compensation committee in which they participate. Effective November 1, 2007, the committee meeting participation fee was reduced to $500 for certain meetings of the Audit Committee limited to SEC filings. Dr. Blandino and Mr. Springer also serve as directors on the boards of three of our affiliated vision companies that have also authorized the same meeting participation fees. When our board or committee meetings are held on the same day as the meetings of those affiliates, the director receives a single meeting participation fee for all the meetings capped at the above amounts and the cost is prorated among each entity. No other directors receive compensation for their attendance at board or committee meetings. The following table sets forth certain information concerning the compensation paid during Fiscal 2008 to our board of directors.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David A. Blandino	4,875	—	—	—	—	—	4,875

William C. Springer	5,375	—	—	—	—	—	5,375

63 of 76

The following table sets forth certain information concerning the compensation paid during the last three years to our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers serving as executive officers at the end of fiscal 2008 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(a)	Bonus ($)(b)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (d)	Change in Pension Value and Nonqualified Compensation Earnings ($)	All Other Compensation ($) (c)	Total ($)

David L. Holmberg Chief Executive Officer	2008	465,908	—	—	—	224,509	—	99,826	790,243
	2007	51,923	—	—	—	—	—	—	51,923
	2006	—	—	—	—	—	—	—	—

Jim N. Eisen Chief Operating Officer	2008	181,689	—	—	—	231,858	—	72,453	486,000
	2007	—	—	—	—	—	—	—	—
	2006	—	—	—	—	—	—	—	—

George E. Gebhardt Chief Merchandising Officer	2008	346,231	—	—	—	355,793	—	—	702,024
	2007	331,915	—	—	—	301,044	—	—	632,959
	2006	319,154	281,165	—	—	321,000	—	—	921,319

Jennifer L. Taylor Chief Financial Officer	2008	198,079	—	—	—	142,452	—	—	340,531
	2007	149,158	—	—	—	135,285	—	—	284,443
	2006	143,289	47,708	—	—	144,250	—	—	335,247

James J. Denny President through 12/31/08 and Chief Operating Officer through 9/30/08	2008	365,000	—	—	—	392,401	—	—	757,401
	2007	362,323	—	—	—	345,870	—	—	708,193
	2006	344,523	328,283	—	—	417,120	—	—	1,089,926

(a)	Represents annual salary, including any compensation deferred by the Named Executive Officer pursuant to the Company’s 401(k) defined contribution plan.
(b)	Represents bonus earned by the Named Executive Officer for services rendered in connection with the Highmark Acquisition in fiscal 2006. Note bonus amounts were discretionary and approved by the Board of Directors.
(c)	Represents commuting expenses of $92,626 and $65,253 incurred by David L. Holmberg and Jim N. Eisen, respectively, and paid by the company in the relevant fiscal year. Further represents $7,200 in car allowance paid to Messrs. Holmberg and Eisen for the relevant fiscal year.
(d)	Represents annual bonus earned by the Named Executive Officer for the relevant fiscal year and paid in the following fiscal year.

64 of 76

Grants of Plan-Based Awards. The Named Executive Officers have not been granted any options or SARs in fiscal 2008, nor were there any outstanding during 2008. The following table represents the grants of plan-based awards, all of which were non-equity incentive plan compensation, in fiscal 2008:

Grants of Plan-Based Awards

Name	Grant date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards (#)	All Other Option Awards (#)	Exercise or Base Price ($/Sh)
		Threshold ($)(a)	Target ($)(b)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Davil L. Holmberg	1/1/08	—	465,908	826,987	—	—	—	—	—	—

Jim N. Eisen	1/1/08	—	283,500	504,000	—	—	—	—	—	—

George E. Gebhardt	1/1/08	—	311,608	553,969	—	—	—	—	—	—

Jennifer L. Taylor	1/1/08	—	178,271	316,926	—	—	—	—	—	—

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

Compensation Committee

The members of the Compensation Committee are Dr. Blandino, Mr. Springer and Ms. DeTurk. The committee has a charter. The principal duties and responsibilities of our compensation committee are to:

•	review and approve corporate goals and objectives relevant to our Chief Executive Officer’s and other Principal Officers’ compensation;

•	evaluate our CEO’s and our other Principal Officers’ performance in light of the goals and objectives;

•

review and approve salaries, annual salary merit increases, incentive compensation and incentive plans provided to the Principal Officers of the Corporation. For purposes of the charter, the Principal Officers of the Corporation are defined as those officers who participate in the long term incentive plan(s) of the Company.

Compensation Committee Report

The Compensation Committee of the Board of Directors of the Company (the “Committee”) is composed of three members of the Board. The Committee establishes, reviews and administers the Company’s executive incentive compensation program for the Chief Executive Officer and the other Principal Officers and determines the incentive compensation of such officers.

The Committee has reviewed and discussed the Compensation Discussion and Analysis report (the “CD&A”) for fiscal 2008 with management of the Company. Based on this review and discussion, the Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2009.

Post-Termination Payments

Severance Agreements. In 2006, Mr. Gebhardt entered into severance agreements with us. In 2007, Mr. Holmberg entered into a severance agreement with us. In 2008, both Mr. Eisen and Ms. Taylor entered into a severance agreement with us. In addition, Mr. Gebhardt entered into a severance

65 of 76

agreement with us that replaced the 2006 severance agreement. Mr. Holmberg entered into a severance agreement with HVHC Inc. that replaced his severance agreement with us in 2007. The agreements provide for severance payments in the event of termination by us without cause, as defined within the agreement. Mr. Holmberg’s severance shall be paid over the 24 month period in accordance with the salary payment arrangements in effect at the time of such termination. At March 15, 2009, those payments would total approximately $960,000. Mr. Gebhardt’s, Mr. Eisen’s and Ms. Taylor’s severance shall be paid over the 18 month period in accordance with the salary payment arrangements in effect at the time of such termination. At March 15, 2009, those payments would total approximately $537,000, $537,000 and $310,000, respectively. Each executive is also subject to standard restrictive covenants, including non-disclosure of confidential matters, non-competition during the term of employment and for a period of one year thereafter, and non-solicitation during the term of employment and for a period of one year thereafter.

Merger Consideration and Management Bonuses

Certain members of senior management, including the Named Executive Officers, received bonuses for services rendered in connection with the Highmark Acquisition. George E. Gebhardt received approximately $1.1 million and Jennifer L. Taylor received approximately $0.2 million for common stock owned by such Named Executive Officers as well as the management bonus.

Compensation Committee Interlocks and Insider Participation. Through August 1, 2006, the Compensation Committee consisted of Messrs. Ashe, Rogers, Sutton and Chiong, none of whom were an officer or employee of the Company. Subsequent to August 1, 2006, the Compensation Committee consisted of Dr. Blandino, Ms. De Turk, and Mr. Springer, none of whom were an officer or employee of the Company. See discussion under “Item 13. Certain Relationships and related Transactions and Director Independence.”

66 of 76

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of shares of the Common Stock as of March 15, 2009 by persons who are beneficial owners of more than 5% of the Common Stock, by each director, by each executive officer of the Company and by all directors and executive officers as a group, as determined in accordance with Rule 13d-3 under the Exchange Act. All shares of the Common Stock are voting stock.

Name of Beneficial Owner(a)	Shares of Common Stock	Percentage of Class
ECCA Holdings Corporation (b), (c), (d)	10,000	100.0%

(a)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and reflects general voting power and/or investment power with respect to securities.
(b)	The business address for such person(s) is 11103 West Avenue, San Antonio, TX 78258.
(c)	Holding corporation ownership held by HVHC Inc.
(d)	Arrangements that could result in a change of control of the registrant are described in Item 13.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Highmark

In connection with the Highmark Acquisition, we became a wholly-owned subsidiary of HVHC. HVHC also owns Davis Vision, Inc. (“Davis”), a national managed vision care and optical retail company, and Viva Optique, Inc. (“Viva”), an international designer and distributor of eyewear and sunwear. Prior to the Highmark Acquisition, we were doing business with both Davis and Viva and these relationships have continued. During Fiscal 2007 and Fiscal 2008, we recorded revenue of $13.4 million and $17.4 million, respectively, related to managed care reimbursements due from Davis. We have a receivable of $0.9 million and $1.3 million, related to these revenues at December 29, 2007 and January 3, 2009, respectively. For Fiscal 2007 and Fiscal 2008, we recorded cost of goods sold of $7.3 million and $9.1 million, respectively, related to products purchased from Viva that were sold to our customers and purchased subsequent to the Highmark Acquisition. We purchased $9.5 million and $9.4 million of inventory during Fiscal 2007 and Fiscal 2008, respectively.

Management and Administrative Agreements. On December 15, 2006, we entered into the Management and Administrative Services Agreement with our parent, HVHC Inc. This agreement allows HVHC to charge us for the costs of its management and administration. We also entered into an Administrative Services Agreement with Highmark, HVHC’s parent. This agreement allows Highmark to allocate the costs of its administrative services to us. In Fiscal 2007 and Fiscal 2008, we paid Highmark and its affiliates $0.9 million and $0.8 million, respectively, for services within the scope of the agreement. In June 2007, we began contracting with Highmark to manage our employee health insurance benefits. We paid Highmark $0.9 million and $3.5 million in administrative fees for plan administration in Fiscal 2007 and Fiscal 2008, respectively, and $4.8 million and $11.6 million was paid for claims reimbursement.

67 of 76

Tax Allocation Agreement. Subsequent to the Highmark transaction, we became part of Highmark’s consolidated federal tax return and no longer file a tax return on our own. On December 15, 2006, we entered into the Tax Allocation Agreement with Highmark. This agreement provides a mechanism to allocate our consolidated federal tax liability or benefit as well as for reimbursing Highmark for payment of tax liability. We paid Highmark $13.2 million and $21.3 million related to federal and state taxes for Fiscal 2007 and Fiscal 2008, respectively

Director Independence

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

Furthermore, because we are not a listed issuer, we are also not subject to the requirements of Rule 10A-3 of the Exchange Act with respect to the independence of the members of our audit committee. Nevertheless, the Board of Directors undertook an evaluation of director independence, as determined by the rules of the New York Stock Exchange. As a result of this review, the Board of Directors determined that Dr. Blandino and Mr. Springer meet such test for director independence.

68 of 76

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PricewaterhouseCoopers LLP acts as the principal auditor for the Company. Before all outside accounting firms are engaged to render audit or non-audit services to the Company, the engagement is approved by the Audit Committee. The fees for the services provided by PricewaterhouseCoopers LLP to the Company in 2008 and 2007, respectively, were as follows:

•	Audit Fees were $417,000 and $395,000 for 2008 and 2007, respectively. Included in this category are fees for the annual financial statement audit and quarterly financial statement reviews.

•	There were no audit related fees paid to PricewaterhouseCoopers LLP in 2008 and 2007.

•	Tax Fees were $12,500 in 2007 and none were incurred in 2008. These fees for 2007 included charges for various federal and state tax research projects.

There were no other fees paid during either 2008 or 2007.

69 of 76

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

Page of 10-K
1.	FINANCIAL STATEMENTS

	Reports of Independent Registered Public Accounting Firms		F-2

	Consolidated Balance Sheets at December 29, 2007 and January 3, 2009		F-5

Consolidated Statements of Operations for the Two Hundred Thirteen Day Period
Ended August 1, 2006, for the One Hundred Fifty-One Day Period Ended December 30,
	2006, for the Year Ended December 29, 2007 and for the Year Ended January 3, 2009		F-6

Consolidated Statements of Shareholders’ Equity (Deficit) for the Two Hundred
Thirteen Day Period Ended August 1, 2006, for the One Hundred Fifty-One Day Period
Ended December 30, 2006, for the Year Ended December 29, 2007 and for the Year
	Ended January 3, 2009		F-7

Consolidated Statements of Cash Flows for the Two Hundred Thirteen Day Period
Ended August 1, 2006, for the One Hundred Fifty-One Day Period Ended December 30,
	2006, for the Year Ended December 29, 2007 and for the Year Ended January 3, 2009		F-8

	Notes to the Consolidated Financial Statements		F-9

2.	FINANCIAL STATEMENT SCHEDULES

Schedule II – Consolidated Valuation and Qualifying Accounts – For the Years Ended
	December 30, 2006, December 29, 2007 and January 3, 2009		F-44

3.	EXHIBITS

	2.1	Agreement and Plan of Merger dated as of April 25, 2006 among HVHC Inc., Franklin Merger Sub Inc., ECCA Holdings Shareholder Trust and ECCA Holdings Corporation. (i)

	3.1	Restated Articles of Incorporation of Eye Care Centers of America Inc. (a)

	3.2	Amended and Restated By-laws of Eye Care Centers of America, Inc. (a)

70 of 76

4.1	Indenture dated as of February 4, 2005 among LFS-Merger Sub, Inc. and The Bank of New York as trustee, related to the issue of the 10 3/4% Senior Subordinated Notes due 2015. New York, as Trustee for the 9 1/8% Senior Subordinated Notes Due 2008.(g)

4.2	Supplemental Indenture dated as of March 1, 2005 among LFS-Merger Sub, Inc., Eye Care Centers of America, Inc., the Subsidiary Guarantors named therein and The Bank of New York, as trustee, related to the issue of the 10 3/4% Senior Subordinated Notes due 2015. (g)

4.3	Form of 10 3/4% Senior Subordinated Note due 2015 (included in Exhibit 4.1). (g)

4.4	Registration Rights Agreement dated as of March 1, 2005 among Eye Care Centers of America, Inc., the Subsidiary Guarantors listed therein, J.P. Morgan Securities, Inc., Banc of America Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. (g)

10.1	Credit Agreement dated as of March 1, 2005 among LFS-Merger Sub, Inc., ECCA Holdings Corporation, the lending institutions named therein, Bank of America, N.A. and Merrill Lynch Capital Corporation as co-syndication agents, and JP Morgan Chase Bank, N.A. as administrative agent. (g)

10.2	First Amendment and Consent dated as of June 29, 2006 to the Credit Agreement dated as of March 1, 2005 among Eye Care Centers of America, Inc., a Texas Corporation, ECCA Holdings Corporation, a Delaware Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & Smith Inc., as co-syndication agents and JPMorgan Chase Bank, N.A., as administrative agent. (i)

10.3	Guarantee and Collateral Agreement dated as of March 1, 2005 among ECCA Holdings Corporation, LFS-Merger Sub, Inc., the lenders named therein, and JP Morgan Chase Bank, N.A., as administrative agent. (g)

10.4	Second Amendment and Consent, dated as of December 21, 2006, to the Credit Agreement, dated as of March 1, 2005, among Eye Care Centers of America, Inc., ECCA Holdings Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & smith Incorporated, as co-syndication agents and JPMorgan Chase Bank, N.A., as administrative agent. (k)

10.5	Third Amendment and Consent, dated as of October 3, 2008, to the Credit Agreement, dated as of March 1, 2005, among Eye Care Centers of America, Inc., ECCA Holdings Corporation, the several banks and other financial institutions or entities from time to time parties thereto, Bank of America, N.A. and Merrill Lynch, Pierce, Fenner & smith Incorporated, as co-syndication agents and JPMorgan Chase Bank, N.A., as administrative agent. (p)

10.6	Management and Administrative Service Agreement, dated as of December 15, 2006, by and between HVHC Inc. and Eye Care Centers of America, Inc. (l)

10.7	Administrative Services Agreement, dated as of December 15, 2006, by and between Highmark Inc. and Eye Care Centers of America, Inc. (l)

10.8	Severance Agreement of David Holmberg, dated September 17, 2008. (o)

10.9	Severance Agreement of George Gebhardt, dated October 25, 2006. (j)

10.10	Severance Agreement of James Eisen, dated September 17, 2008. (o)

10.11	Severance Agreement of Jennifer Kelley (Taylor), dated September 17, 2008. (o)

10.15	Commercial Lease Agreement dated August 19, 1997 by and between John D. Byram, Dallas Mini #262, Ltd. and Dallas Mini #343, Ltd. and Eye Care Centers of America, Inc. (a)

71 of 76

10.16	Lease Agreement, dated February 27, 1997, by and between SCI Development Services Incorporated and Eye Care Centers of America, Inc. (a)

10.17	Amendment to Lease Agreement, dated June 1, 2003, by and between Prologis North American Properties, L.P. (successor in interest to SCI Development Services Incorporated) and Eye Care Centers of America, Inc. (g)

10.18	Retail Business Management Agreement, dated September 30, 1997, by and between Dr. Samit’s Hour Eyes Optometrist, P.C., a Virginia professional corporation, and Visionary Retail Management, Inc., a Delaware corporation. (g)

10.19	Amendment No. 1 to the Retail Business Management Agreement dated June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C., and Visionary Retail Management, Inc. (c)

10.20	Professional Business Management Agreement dated September 30, 1997, by and between Dr. Samit’s Hour Eyes Optometrists, P.C., a Virginia professional corporation, and Visionary MSO, Inc., a Delaware corporation.(g)

10.21	Amendment No. 1 to the Professional Business Management Agreement, dated June 2000, by and between Hour Eyes Doctors of Optometry, P.C., formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C., and Visionary MSO, Inc. (c)

10.22	Retail Business Management Agreement, dated October 1, 1998, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. (g)

10.23	Amendment to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (c)

10.24	Amendment to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated August 31, 2000. (c)

10.25	Amendment No. 3 to Retail Business Management Agreement by and between Visionary Retail Management, Inc. and Dr. Mark Lynn & Associates, PLLC dated January 1, 2008. (q)

10.26	Professional Business Management Agreement, dated October 1, 1998, by and between Visionary MSO, Inc., a Delaware Corporation, and Dr. Mark Lynn & Associates, PLLC, a Kentucky professional limited liability company. (g)

10.27	Amendment to Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated June 1, 1999. (c)

10.28	Amendment Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated August 1, 2000. (c)

10.29	Amendment No. 3 to Professional Business Management Agreement by and between Visionary MSO, Inc. and Dr. Mark Lynn & Associates, PLLC dated January 1, 2008. (q)

72 of 76

10.30	Professional Business Management Agreement dated June 19, 2000, by and between Visionary Retail Management, Inc., a Delaware corporation, and Dr. Tom Sowash, O.D. and Associates, LLC, a Colorado limited liability company. (b)

10.31	Business Management Agreement by and between Vision Twenty-One, Inc. and Charles M. Cummins, O.D. and Elliot L. Shack, O.D., P.A. dated January 1, 1998. (d)

10.32	Amendment No. 1 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A., and Eye Drx Retail Management, Inc. dated August 31, 1999. (d)

10.33	Amendment No. 2 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated February 29, 2000. (c)

10.34	Amendment No. 3 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated May 1, 2000. (c)

10.35	Amendment No. 4 to Business Management Agreement by and between Charles M. Cummins, O.D., P.A. and Eye Drx Retail Management, Inc. dated February 1, 2001. (c)

10.36	Amendment No. 5 to Business Management Agreement by and between Charles M. Cummins, O.D. P.A. and Eye Drx Retail Management, Inc. dated February 28, 2002. (d)

10.37	Amendment No. 6 to Business Management Agreement by and between Charles M. Cummins O.D., P.A and Eye Drx Retail Management, Inc. dated February 28, 2003. (d)

10.38	Professional Business Management Agreement dated July 2, 2006, by and between EyeMasters, Inc., a Delaware corporation, and Mark Lynn O.D. & Associates P.C., a Georgia professional corporation. (l)

10.39	Professional Business Management Agreement dated August 3, 2003, by and between EyeMasters, Inc., a Delaware corporation, and Jason Wonch O.D. and Associates, A P.C., a Louisiana professional optometry corporation. (e)

10.40	Professional Business Management Agreement dated May 31, 2004, by and between EyeMasters, Inc., a Delaware corporation and Tom Sowash O.D. & Associates, P.C., an Arizona professional optometry corporation. (g)

10.41	Option Agreement, dated September 30, 1997, by and between Daniel Poth, O.D., and Eye Care Holdings, Inc., a Delaware corporation. (g)

10.42	Amendment to the Option Agreement, dated April 18, 2005, by and between Daniel Poth, O.D. and Eye Care Holdings, Inc., a Delaware corporation. (g)

10.43	Amended and Restated Professional Business Management Agreement dated October 2, 2005 by and between Visionary Retail Management, Inc., a Delaware corporation as successor by merger to Visionary MSO, Inc., and Hour Eyes Doctors of Optometry, P.C., a Virginia Professional corporation formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C. (h)

10.44	Amended and Restated Retail Business Management Agreement dated October 2, 2005 by and between Visionary Retail Management, Inc., a Delaware corporation as successor by merger to Visionary MSO, Inc., and Hour Eyes Doctors of Optometry, P.C., a Virginia Professional corporation formerly known as Dr. Samit’s Hour Eyes Optometrist, P.C. (h)

10.45	Professional Business Management Agreement dated July 2, 2006 by and between EyeMasters, Inc., a Delaware corporation and Mark Lynn O.D. & Associates, P.C. a Georgia Professional corporation. (l)

73 of 76

10.46	Amendment No. 1 to the Professional Business Management Agreement dated July 2, 2006 by and between EyeMasters, Inc., a Delaware corporation and Mark Lynn O.D. & Associates, P.C., a Georgia Professional corporation. (n)

10.47	HVHC Inc. Long-term Incentive Plan. (m)

10.48	HVHC Inc. Annual Executive Incentive Plan. (m)

12.1	Statement re Computation of Ratios (s)

14.1	Business Conduct and Ethics Policy. (r)

14.2	Ethics for Financial Management. (d)

21.1	List of subsidiaries of Eye Care Centers of America, Inc. (s)

24.1	Powers of Attorney (contained on the signature pages of this report). (s)

31.1	Certification of Chief Executive Officer (s)

31.2	Certification of Chief Financial Officer (s)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (s)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (s)

(a)	Previously provided with, and incorporated by reference from, the Registration Statement on Form S-4 (File No. 333 – 56551), as filed with the SEC on June 10, 1998.
(b)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended July 1, 2000.
(c)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10- K for the year ended December 30, 2000.
(d)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10-K for the year ended December 28, 2002.
(e)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended September 27, 2003.
(f)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10-K for the year ended December 27, 2003.
(g)	Previously provided with, and incorporated by reference from, the Registration Statement on Form S-4 (File No. 333 – 56551), as filed with the SEC on May 3, 2005.
(h)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended October 1, 2005.
(i)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on August 2, 2006.
(j)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on October 25, 2006.
(k)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on December 21, 2006.
(l)	Previously provided with, and incorporated by reference from, the Company’s annual Report on Form 10-K for the year ended December 30, 2006.
(m)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended September 29, 2007.
(n)	Previously provided with, and incorporated by reference from, the Company’s quarterly Report on Form 10-Q for the quarter ended March 29, 2008.

74 of 76

(o)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on September 23, 2008.
(p)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on October 3, 2008.
(q)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 8-K filed on December 31, 2008.
(r)	Previously provided with, and incorporated by reference from, the Company’s current Report on Form 10-K for the year ended December 29, 2007.
(s)	Filed herewith.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15 (D) OF THE EXCHANGE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE EXCHANGE ACT.

No annual report or proxy materials have been sent to security holders of the Company.

75 of 76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Antonio, State of Texas, on March 24, 2009.

EYE CARE CENTERS OF AMERICA, INC.

By:	/S/ David L. Holmberg
David L. Holmberg Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints David L. Holmberg and Jennifer L. Taylor, and each of them, with the power to act without the other, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every Act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ David L. Holmberg	Chief Executive Officer and President	March 24, 2009
David L. Holmberg	(Principal Executive Officer)

/S/ Jennifer L. Taylor	Executive Vice President and Chief Financial Officer	March 24, 2009
Jennifer L. Taylor	(Principal Financial and Accounting Officer)

/S/ Brett C. Moraski	Director	March 24, 2009
Brett C. Moraski

/S/ David A. Blandino	Director	March 24, 2009
David A. Blandino

/S/ Nanette P. DeTurk	Director	March 24, 2009
Nanette P. DeTurk

/S/ William C. Springer	Director	March 24, 2009
William C. Springer

76 of 76

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

PricewaterhouseCoopers LLP

Houston, Texas

March 24, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder of Eye Care Centers of America, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholder’s equity and cash flows present fairly, in all material respects, the financial position of Eye Care Centers of America, Inc. and its subsidiaries (the “Company”) at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for the years ended January 3, 2009 and December 29, 2007, and for the one hundred fifty-one day period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes, effective January 1, 2007.

PricewaterhouseCoopers LLP

Houston, Texas

March 24, 2009

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands unless indicated otherwise)

	December 29, 2007	January 3, 2009
Assets
Current assets:
Cash and cash equivalents	$5,637	$13,460
Accounts receivable, less allowance for doubtful accounts of $2,211 in fiscal 2007 and $2,398 in fiscal 2008	10,323	13,851
Inventory, less reserves of $2,121 in fiscal 2007 and $2,394 in fiscal 2008	32,933	33,884
Deferred income taxes, net	1,606	5,833
Prepaid expenses and other	9,089	9,509

Total current assets	59,588	76,537
Property and equipment, net of accumulated depreciation and amortization of $23,991 in fiscal 2007 and $42,049 in fiscal 2008	62,466	76,520
Goodwill	523,377	523,377
Other assets	7,876	7,862
Deferred income taxes, net	16,255	13,469

Total assets	$669,562	$697,765

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$21,142	$28,652
Current portion of long-term debt	2,255	1,957
Deferred revenue	3,655	3,919
Accrued payroll expense	10,847	12,200
Accrued taxes	10,496	9,600
Accrued interest	6,700	6,657
Other accrued expenses	6,126	7,318

Total current liabilities	61,221	70,303

Long-term debt, less current maturities	255,950	234,219
Other long-term liabilities	5,835	8,809

Total liabilities	323,006	313,331

Commitments and contingencies
Shareholder’s equity:
Common stock, par value $.01 per share; 10,000 shares authorized, issued and outstanding in fiscal 2007 and fiscal 2008	—	—
Additional paid-in capital	317,152	322,152
Retained earnings	29,404	62,282

Total shareholder’s equity	346,556	384,434

	$669,562	$697,765

The accompanying notes are an integral part of these consolidated financial statements.

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands unless indicated otherwise)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the GGC Moulin Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	GGC Moulin Predecessor	Company
	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-One Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007	Fiscal Year Ended January 3, 2009
NET REVENUES:
Optical sales	$261,623	$173,193	$474,828	$534,549
Management fee	1,806	1,117	2,947	3,021

Total net revenues	263,429	174,310	477,775	537,570

OPERATING COSTS AND EXPENSES:
Cost of goods sold	88,218	60,013	160,582	187,248
Selling, general and administrative expenses	134,329	93,380	249,557	272,434
Transaction expenses	7,547	—	—	—

Total operating costs and expenses	230,094	153,393	410,139	459,682

INCOME FROM OPERATIONS	33,335	20,917	67,636	77,888

INTEREST EXPENSE, NET	18,410	13,189	25,996	22,847

INCOME BEFORE INCOME TAXES	14,925	7,728	41,640	55,041

INCOME TAX EXPENSE	8,383	3,502	16,462	22,163

NET INCOME	$6,542	$4,226	$25,178	$32,878

The accompanying notes are an integral part of these consolidated financial statements.

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollar amounts in thousands unless indicated otherwise)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the GGC Moulin Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	Common Stock		Additional Paid-In Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
GGC Moulin Predecessor
Balance at December 31, 2005	10,000	—	158,447	3,960	162,407

Common stock purchase	—	—	(158,447)	—	(158,447)
Common stock sale	—	—	308,620	—	308,620
Contribution from parent	—	—	7,928	—	7,928
Dividend to parent	—	—	—	(30)	(30)
Elimination of retained earnings	—	—		(10,472)	(10,472)
Net income	—	—	—	6,542	6,542

Balance at August 1, 2006	10,000	—	316,548	—	316,548

Company
Capitalization of Successor Company at August 2, 2006	10,000	—	317,152	—	317,152
Net income	—	—	—	4,226	4,226

Balance at December 30, 2006	10,000	—	317,152	4,226	321,378

Net income				25,178	25,178

Balance at December 29, 2007	10,000	—	317,152	29,404	346,556

Contribution from parent	—	—	5,000	—	5,000
Net income	—	—	—	32,878	32,878

Balance at January 3, 2009	10,000	$—	$322,152	$62,282	$384,434

The accompanying notes are an integral part of these consolidated financial statements.

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands unless indicated otherwise)

The purchase method of accounting was used to record assets and liabilities assumed by the Company. Such accounting generally results in increased depreciation recorded in future periods. Accordingly, the accompanying financial statements of the GGC Moulin Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these separate entities. See Note 1.

	GGC Moulin Predecessor	Company
	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-One Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007	Fiscal Year Ended January 3, 2009
Cash flows from operating activities:
Net income	$6,542	$4,226	$25,178	$32,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,238	6,555	17,483	18,906
Amortization of debt issue costs	1,484	95	351	328
Deferrals and other	1,035	867	4,452	3,526
Benefit (provision) for deferred taxes	1,658	(322)	(3,808)	(1,441)
Changes in operating assets and liabilities:
Accounts and notes receivable	1,260	(164)	(982)	(3,528)
Inventory	(655)	(909)	(727)	(951)
Prepaid expenses and other	2,222	1,060	123	(420)
Accounts payable and accrued liabilities	11,759	(4,447)	2,607	8,935

Net cash provided by operating activities	34,543	6,961	44,677	58,233

Cash flows from investing activities:
Acquisition of property and equipment	(9,615)	(7,859)	(22,231)	(32,766)

Net cash used in investing activities	(9,615)	(7,859)	(22,231)	(32,766)

Cash flows from financing activities:
Common stock sale, net	308,620	—	—	—
Contribution from parent	—	—	—	5,000
Dividend to parent	(30)	—	—	—
Payments for refinancing fees	—	(442)	—	(386)
Common stock buyback	(308,620)	—	—	—
Payments on debt and capital leases	(1,478)	(26,002)	(30,669)	(22,258)

Net cash used in financing activities	(1,508)	(26,444)	(30,669)	(17,644)

Net (decrease) increase in cash and cash equivalents	23,420	(27,342)	(8,223)	7,823
Cash and cash equivalents at beginning of period	17,782	41,202	13,860	5,637

Cash and cash equivalents at end of period	$41,202	$13,860	$5,637	$13,460

Supplemental cash flow disclosures:
Cash paid during the period for:
Interest	$17,471	$13,749	$26,817	$22,832
Taxes	473	5,566	11,241	24,121

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

Prior to the transaction the company is referred to as the “GGC Moulin Predecessor” and subsequent to the transaction the company is referred to as the “Company”. The purchase method of accounting was used to record assets and liabilities assumed by the Company at their fair value. Such accounting generally results in increased depreciation and amortization recorded in future periods. Accordingly, the accompanying financial statements of the GGC Moulin Predecessor and the Company are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of these two separate entities.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition on August 1, 2006:

Current Assets	$91,509
Property and equipment	56,488
Goodwill	523,377
Trademark asset	7,658
Other assets	1,222
Deferred taxes	13,197

Total assets acquired	693,451

Current liabilities	63,804
Long-term debt	312,495

Total liabilities assumed	376,299

Net assets acquired	$317,152

We obtained third-party valuations of our trademarks and our property and equipment in connection with the recording the purchase price allocation to the acquired assets. We utilized our experience in the retail real estate industry to review our leases for appropriate valuation. In accordance with the provisions of SFAS No. 142, no amortization of goodwill will be recorded. No significant differences resulted from the finalization of the purchase price allocation in 2007.

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

The acquisition of the Company (see footnote 1) was accounted for under the purchase method of accounting, as required by Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The purchase price has been “pushed-down” and allocated to the assets and liabilities of the Company. Accordingly, the post-acquisition consolidated financial statements reflect a new basis of accounting. The Company’s Consolidated Statements of Operations and Cash Flows for the two hundred thirteen days ended August 1, 2006 reflect the operations of the Company prior to the Highmark Acquisition. Hence there is a blackline division on the financial statements, which is intended to signify that the reporting entities shown are not comparable.

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

Reporting periods

We use a 52/53-week reporting format. Fiscal year 2006 ended December 30, 2006 (“Fiscal 2006”) and consisted of 52 weeks, which has been divided into the 213 day period ended August 1, 2006 of the GGC Moulin Predecessor and the 151 day period ended December 30, 2006 of the Company. Fiscal year 2007 ended December 29, 2007 (“Fiscal 2007”) and consisted of 52 weeks. Fiscal year 2008 ended January 3, 2009 (“Fiscal 2008”) and consisted of 53 weeks.

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

Accounts receivable

Accounts receivable are primarily from third-party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, merchandise, rent and license fee receivables. Accounts receivable are stated at carrying value which approximates fair value. Our allowance for doubtful accounts requires significant estimation and primarily relates to amounts owed to us by third-party

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

insurance payors. This estimate is based on the historical ratio of collections to billings. Management writes off receivable balances when they are deemed uncollectible. Our allowance for doubtful accounts was $2.2 million at December 29, 2007 and $2.4 million at January 3, 2009.

Inventory

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market. Cost is determined using the weighted-average method. Our inventory reserves require significant estimation and are based on product with low turnover or deemed by management to be unsaleable as well as an estimate of shrinkage. Our inventory reserve was $2.1 million at December 29, 2007 and $2.4 million January 3, 2008 respectively.

Property and equipment

Property and equipment is recorded at cost. For property and equipment acquired through the Highmark Acquisition, balances were adjusted to reflect their fair market value, as determined by an independent appraiser. We utilized our experience in the retail real estate industry to review our leases for appropriate valuation. For financial statement purposes, depreciation of building, furniture and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on a straight-line method over the shorter of the life of the lease or the estimated useful lives of the assets. Depreciation of capital leased assets is included in depreciation expense and is calculated using the straight-line method over the term of the lease.

Estimated useful lives are as follows:
Building	20 years
Furniture and equipment	2 to 10 years
Leasehold improvements	5 to 10 years

Maintenance and repair costs are charged to expense as incurred. Expenditures for significant betterments are capitalized.

Goodwill

Goodwill is the amount of excess purchase price over the fair market value of acquired net assets and identified intangibles. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”, we test for the impairment of goodwill on at least an annual basis. Our goodwill impairment test involves comparison of the fair value of each reporting unit with its carrying amount. Reporting units are tradenames. Fair value is estimated using earnings multiples comparable to asset market values. If the fair value is less than the carrying value, goodwill is considered impaired. Based on our analysis at January 3, 2009, we believe that no impairment of goodwill exists and there are no indicators of impairment since this assessment.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Balance at August 1, 2006 (GGC Moulin Predecessor)	$368,130
Adjustment for new basis	155,171

Balance at December 31, 2006 (Company)	523,301

Adjustment for deferred tax asset	76

Balance at December 29, 2007 (Company)	523,377

Balance at January 3, 2009 (Company)	$523,377

Other assets

Other assets consist of deferred debt financing costs, trade names and deposits. The deferred debt financing costs are amortized into expense over the life of the associated debt using the effective interest method. The trade names are being amortized over a 25 year life. An additional $0.4 million in deferred debt financing costs was incurred in connection with the 2008 Amendment (as discussed in note 9). Other assets are stated net of accumulated amortization of $0.6 million at December 29, 2007 and $1.0 million at January 3, 2009. Amortization of other assets was $0.6 million and $0.4 million in 2007 and 2008, respectively, and is expected to be approximately $0.4 million in 2009 through 2013.

	December 29, 2007	January 3, 2009
Deferred financing costs, net	$351	$636
Trade names, net	7,225	6,912
Deposits and other	300	314

	$7,876	$7,862

Long-lived assets

Long-lived assets consist primarily of store furnishings and lab equipment. Long-lived assets to be held and used and long-lived assets to be disposed of by sale are reviewed periodically for indicators of impairment. We believe that no impairment of long-lived assets exists as of January 3, 2009.

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

The Company adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At January 3, 2009 the Company had approximately $3.9 million of gross liabilities related to unrecognized tax benefits which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2007	$2,793
Additions based on tax provisions related to the prior year	375
Additions based on tax provisions related to the current year	1,101
Release based on tax provisions related to the prior year	(401)

Balance at January 3, 2009	$3,868

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

Cost of goods sold

Cost of goods sold includes the cost of the actual product, buying, warehousing, distribution, shipping, handling, lab, delivery costs and doctor payroll.

Selling, general and administrative expenses

Selling, general and administrative expenses consist of all retail related expenses, advertising, occupancy, depreciation and miscellaneous store expenses not related to costs of goods sold.

Advertising costs

Our advertising costs include costs related to broadcast and print media advertising expenses. We expense production costs and media advertising costs when incurred. For the two hundred thirteen day period ended August 1, 2006, for the one hundred fifty-one day period ended December 30, 2006, for the period ended December 29, 2007 and for the period ended January 3, 2009, advertising costs amounted to approximately $22,259, $14,263, $39,985 and $41,879 respectively.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Interest expense, net

Interest expense, net, consists of the following:

	GGC Moulin Predecessor	Company
	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-One Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007	Fiscal Year Ended January 3, 2009
Interest expense	$19,475	$13,895	$26,854	$23,263
Interest income	(900)	(615)	(588)	(216)
Interest capitalized	(165)	(91)	(270)	(200)

Interest expense, net	$18,410	$13,189	$25,996	$22,847

Fair value of financial instruments

Our receivables, payables, and accrued liabilities are current assets and obligations on normal terms and, accordingly, the recorded values are believed by management to approximate fair value. The fair value of indebtedness differs from its carrying value based on current market interest rate conditions as evidenced by market transactions.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for financial

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

statements issued for fiscal years beginning after November 15, 2007, including interim periods within that fiscal year. The Company did not elect the fair value option for any of its existing financial instruments as of January 3, 2009, and the Company has not determined whether it will elect this option for financial instruments it may acquire in the future.

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

3. Self-insurance

We maintain our own self-insurance group health plan. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $250 per employee. The amount charged to health insurance expense is based on estimates obtained from an actuarial firm. Management believes the accrued liability of approximately $1.0 million and $1.1 million, which is included in other accrued expenses as of December 29, 2007 and January 3, 2009, respectively, is adequate to cover future benefit payments for claims that occurred prior to the period end.

4. Related party transactions

GGC Moulin

In connection with our ownership prior to the Highmark Acquisition, we were a party to an advisory agreement with ECCA Holdings and an entity affiliated with Golden Gate, and a separate advisory agreement with ECCA Holdings and Moulin. Pursuant to each advisory agreement, Golden Gate, on the one hand, and Moulin, on the other hand, were to be compensated for the financial, investment banking, management advisory and other services performed for future financial, investment banking, management advisory and other services they performed on our behalf. Each advisory agreement was terminated in conjunction with the Highmark Acquisition.

During the two hundred thirteen day period ended August 1, 2006, we expensed approximately $1.0 million related to the advisory agreements and the remaining balance of $1.6 million was written off at the time of the Highmark Acquisition.

Highmark

In June 2007, we began contracting the administration of the Company’s self-insured employees’ health insurance through Highmark. We paid Highmark and its affiliates $0.9 million and $0.8 million for management fees during Fiscal 2007 and Fiscal 2008, respectively, and the Company incurred $4.8 million and $11.6 million in employee health claims during Fiscal 2007 and Fiscal 2008, respectively, that were administered and paid for by Highmark. In addition we paid Highmark $13.2 million and $21.3 million for state and federal taxes during Fiscal 2007 and Fiscal 2008, respectively, and $0.9 and $3.5 million for administrative and other expenses during Fiscal 2007 and Fiscal 2008, respectively.

HVHC also owns Davis Vision, Inc. (together with its subsidiaries, “Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (together with its subsidiaries, “Viva”), an international designer and distributor of eyewear and sunwear. We recorded revenue of $2.8 million, $13.4 million and $17.5 million, during the one hundred fifty-one days ended December 30, 2006, for the year ended December 29, 2007 and for year ended January 3, 2009, respectively, related to managed care

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

reimbursements due from Davis and have a receivable of $0.9 million and $1.4 million, related to these revenues at December 29, 2007 and January 3, 2009, respectively. We purchased $3.4 million, $9.5 million and $9.4 million of frame product from Viva during the one hundred fifty-one days ended December 30, 2006, for the year ended December 29, 2007 and for the year ended January 3, 2009, respectively. We recorded cost of goods sold related to products purchased from Viva that were sold to our customers of $0.2 million, $7.3 million and $9.1 million, during the one hundred fifty-one days ended December 30, 2006, for the year ended December 29, 2007 and for year ended January 3, 2009, respectively.

5. Prepaid Expenses and Other

Prepaid expenses and other consists of the following:

	December 29, 2007	January 3, 2009
Prepaid rentals	$5,143	$5,603
Prepaid advertising	1,958	1,053
Prepaid store supplies	970	1,275
Prepaid insurance	841	1,154
Other	177	424

	$9,089	$9,509

6. Property and Equipment

Property and equipment, net, consists of the following:

	December 29, 2007	January 3, 2009
Building	$934	$934
Furniture and equipment	44,543	62,655
Leasehold improvements	40,980	54,980

	86,457	118,569

Less accumulated depreciation and amortization	(23,991)	(42,049)

Property and equipment, net	$62,466	$76,520

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

7. Other Accrued Expenses

Other accrued expenses consists of the following:

	December 29, 2007	January 3, 2009
Store expenses	$1,512	$1,901
Advertising	89	1,660
Insurance	1,136	1,391
Other	1,308	1,101
Store closure	545	450
Property taxes	861	388
Professional fees	521	248
Third party liability	154	179

	$6,126	$7,318

8. Other Long-Term Liabilities

Other long-term liabilities consists of the following:

	December 29, 2007	January 3, 2009
Deferred rent	$3,374	$6,636
Tax reserve	2,461	2,173

	$5,835	$8,809

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

Year	Amount (in millions)

2009	1.65
2010	1.65
2011	1.65
2012	80.28

$85.23

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

As of January 3, 2009 we were in compliance with all of our financial covenants. We continually monitor compliance under our Notes Covenants and based on our expectations for 2009, expect to remain in compliance.

Mandatory prepayment. We are required to make a mandatory annual prepayment of the Term Loan Facility based on our excess cash flows which is determined by our leverage ratio as defined in the New Credit Facility. In Fiscal 2007, we made voluntary prepayments of $21.3 million and an additional prepayment of $9.0 million related to 2006 Amendment. Due to this $30.2 million prepayment, no excess cash flow payment was necessary for our Fiscal 2007 results. In Fiscal 2008, we made a prepayment of $20.0 million in principal related to the 2008 Amendment. Due to this $20.0 million prepayment, no excess cash flow payment was necessary for our Fiscal 2008 results. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

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

Covenants. The Notes contain customary negative covenants including but not limited to:

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

Capital leases

We have an agreement whereby we lease equipment and buildings at 5 of our operating locations. We have accounted for the equipment and property leases as capital leases and have recorded the assets and the future obligations on the balance sheet as follows:

	December 29, 2007	January 3, 2009

Buildings and equipment, assets	$934	$934
Accumulated depreciation	(406)	(693)

Buildings and equipment, assets- net	$528	$241

Buildings and equipment, future obligations	$967	$359

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Our scheduled future minimum lease payments as of January 3, 2009 for the next two years under the property capital leases are as follows:

2009	308
2010	51

Total minimum lease payments	359
Amounts representing interest	(38)

Present value of minimum lease payments	$321

Long-term debt outstanding, including capital lease obligations, consists of the following:

	December 29, 2007	January 3, 2009

Exchange Notes, face amount of $152,000 net of unamortized debt discount of $1,637 and $1,408, respectively	$150,363	$150,592
Term Loan Facility	106,875	85,225
Capital lease	967	359
Revolver	—	—

	258,205	236,176
Less current portion	(2,255)	(1,957)

	$255,950	$234,219

Future principal maturities as of January 3, 2009 for long-term debt and capital lease obligations are as follows:

2009	$1,957
2010	1,701
2011	1,650
2012	80,276
2013	—
Beyond 2013	150,592

Total future principal payments on debt	$236,176

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

As of December 29, 2007 and January 3, 2009 the fair value of our Notes was approximately $161.1 million and $144.4 million, respectively. The fair value of the capital lease obligations was approximately $1.0 and $0.4 million, respectively. The estimated fair value of Notes is based primarily on quoted market prices for the same or similar issues and the estimated fair value of the capital lease obligation is based on the present value of estimated future cash flows. The carrying amounts of the variable rate credit facilities approximate their fair values.

10. Condensed consolidating information

The Notes described in Note 9 were issued by us and are guaranteed by all of our subsidiaries (the Guarantor Subsidiaries) but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the Guarantor Subsidiaries and the non-guarantor subsidiaries as of January 3, 2009. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of January 3, 2009, the Guarantor Subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc. Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., and Eye Care Holdings, Inc.

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the Two Hundred Thirteen Day Period Ended August 1, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	GGC Moulin Predecessor

Revenues:
Optical sales	$—	$206,307	$55,316	$—	$261,623
Management fees	—	16,260	—	(14,454)	1,806
Equity earnings in subsidiaries	39,514	—	—	(39,514)	—

Total net revenues	39,514	222,567	55,316	(53,968)	263,429
Operating costs and expenses:
Cost of goods sold	—	67,302	20,916	—	88,218
Selling, general and administrative expenses	—	117,660	31,123	(14,454)	134,329
Transaction expenses	7,447	100	—	—	7,547

Total operating costs and expenses	7,447	185,062	52,039	(14,454)	230,094

Income from operations	32,067	37,505	3,277	(39,514)	33,335
Interest expense, net	18,410	—	—	—	18,410
Income tax expense	7,115	—	1,268	—	8,383

Net income	$6,542	$37,505	$2,009	$(39,514)	$6,542

Condensed Consolidating Statement of Operations

For the One Hundred Fifty-One Day Period Ended December 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Revenues:
Optical sales	$—	$136,213	$36,980	$—	$173,193
Management fees	—	15,309	—	(14,192)	1,117
Equity earnings in subsidiaries	(8,861)	—	—	8,861	—

Total net revenues	(8,861)	151,522	36,980	(5,331)	174,310
Operating costs and expenses:
Cost of goods sold	—	34,538	25,475	—	60,013
Selling, general and administrative expenses	331	91,591	15,650	(14,192)	93,380
Transaction expenses	—	—	—	—	—

Total operating costs and expenses	331	126,129	41,125	(14,192)	153,393

Income (loss) from operations	(9,192)	25,393	(4,145)	8,861	20,917
Interest expense, net	(16,919)	30,108	—	—	13,189
Income tax expense	3,501	1,220	(1,219)	—	3,502

Net income / (loss)	$4,226	$(5,935)	$(2,926)	$8,861	$4,226

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Cash Flows

For the One Hundred Fifty-One Day Period Ended December 30, 2006

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Cash flows from operating activities:

Net income / (loss)	$4,226	$(5,935)	$(2,926)	$8,861	$4,226

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	—	6,555	—	—	6,555
Amortization of debt issue costs	72	23	—	—	95
Deferrals and other	3,094	(2,529)	235	—	800
(Gain)/loss on disposition of property and equipment	—	67	—	—	67
Benefit for deferred taxes	(322)	—	—	—	(322)
Investment in subsidiaries	8,861	—	—	(8,861)	—

Changes in operating assets and liabilities:
Accounts and notes receivable	13,453	(1,191)	2,169	(14,595)	(164)
Inventory	—	(845)	(64)	—	(909)
Prepaid expenses and other	5,257	(4,194)	(3)	—	1,060
Accounts payable and accrued liabilities	(6,136)	(13,492)	586	14,595	(4,447)

Net cash provided by (used in) operating activities	28,505	(21,541)	(3)	—	6,961

Cash flows from investing activities:
Acquisition of property and equipment	—	(7,859)	—	—	(7,859)

Net cash provided by (used in) investing activities	—	(7,859)	—	—	(7,859)

Cash flows from financing activities:
Dividend to Parent	—	—	—	—	—
Common stock buyback	—	—	—	—	—
Common stock sale, net	—	—	—	—	—
New deferred financing fees	—	(442)	—	—	(442)
Payments on debt and capital leases	(25,825)	(177)	—	—	(26,002)

Net cash used in financing activities	(25,825)	(619)	—	—	(26,444)

Net increase (decrease) in cash and cash equivalents	2,680	(30,019)	(3)	—	(27,342)

Cash and cash equivalents at beginning of period	(2,401)	43,013	590		41,202

Cash and cash equivalents at end of period	$279	$12,994	$587	$—	$13,860

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

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the Year Ended December 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Revenues:
Optical sales	$—	$374,932	$99,896		$474,828
Management fees	—	33,957	—	(31,010)	2,947
Equity earnings in subsidiaries	44,100	—	—	(44,100)	—

Total net revenues	44,100	408,889	99,896	(75,110)	477,775

Operating costs and expenses:
Cost of goods sold	—	123,008	37,574		160,582
Selling, general and administrative expenses	2,582	215,451	62,534	(31,010)	249,557

Total operating costs and expenses	2,582	338,459	100,108	(31,010)	410,139

Income (loss) from operations	41,518	70,430	(212)	(44,100)	67,636
Interest expense, net	(122)	26,095	23	—	25,996
Income tax expense	16,462	—	—	—	16,462

Net income / (loss)	$25,178	$44,335	$(235)	$(44,100)	$25,178

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 29, 2007

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Cash flows from operating activities:

Net income / (loss)	$25,178	$44,335	$(235)	$(44,100)	$25,178

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	—	17,483	—	—	17,483
Amortization of debt issue costs	374	(23)	—	—	351
Deferrals and other	433	3,619	400	—	4,452
Benefit for deferred taxes	(3,808)	—	—	—	(3,808)
Equity earnings in subsidiaries	(44,100)	—	—	44,100	—

Changes in operating assets and liabilities:
Accounts and notes receivable	2,004	41,077	(92)	(43,971)	(982)
Inventory	—	(735)	8	—	(727)
Prepaid expenses and other	10	(1,674)	1,787	—	123
Accounts payable and accrued liabilities	49,815	(89,203)	(1,976)	43,971	2,607

Net cash provided by (used in) operating activities	29,906	14,879	(108)	—	44,677

Cash flows from investing activities:
Acquisition of property and equipment	—	(22,231)	—		(22,231)

Net cash used in investing activities	—	(22,231)	—	—	(22,231)

Cash flows from financing activities:
Payments on debt and capital leases	(30,238)	(431)	—		(30,669)

Net cash used in financing activities	(30,238)	(431)	—	—	(30,669)

Net decrease in cash and cash equivalents	(332)	(7,783)	(108)	—	(8,223)

Cash and cash equivalents at beginning of period	279	12,994	587		13,860

Cash and cash equivalents at end of period	$(53)	$5,211	$479	$—	$5,637

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Balance Sheet

For the Year Ended January 3, 2009

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

ASSETS
Current assets:
Cash and cash equivalents	$782	$11,868	$810	$—	$13,460
Accounts and notes receivable	66,648	9,978	(218)	(62,557)	13,851
Inventory	—	31,718	2,166	—	33,884
Deferred income taxes, net	5,833	—	—	—	5,833
Prepaid expenses and other	—	9,461	48	—	9,509

Total current assets	73,263	63,025	2,806	(62,557)	76,537

Property and equipment	—	76,520	—	—	76,520
Intangibles	416,095	107,195	87	—	523,377
Other assets	7,572	291	(1)	—	7,862
Deferred income taxes, net	13,469	—	—	—	13,469
Investment in subsidiaries	177,370	—	—	(177,370)	—

Total Assets	$687,769	$247,031	$2,892	$(239,927)	$697,765

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$45,240	$43,668	$2,301	$(62,557)	$28,652
Current portion of long-term debt	1,650	307	—	—	1,957
Deferred revenue	—	2,852	1,067	—	3,919
Accrued payroll expense	—	11,079	1,121	—	12,200
Accrued taxes	13,814	(4,918)	704	—	9,600
Accrued interest	5,911	746	—	—	6,657
Other accrued expenses	379	6,569	370	—	7,318

Total current liabilities	66,994	60,303	5,563	(62,557)	70,303
Long-term debt, less current maturities	234,168	51	—		234,219
Other long-term liabilities	2,173	6,585	51		8,809

Total liabilities	303,335	66,939	5,614	(62,557)	313,331

Shareholders’ equity (deficit):
Common stock	—	—	—		—
Additional paid-in capital	322,152	—	—	—	322,152
Accumulated equity (deficit)	62,282	180,092	(2,722)	(177,370)	62,282

Total shareholders’ equity (deficit)	384,434	180,092	(2,722)	(177,370)	384,434

	$687,769	$247,031	$2,892	$(239,927)	$697,765

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Condensed Consolidating Statement of Operations

For the Year Ended January 3, 2009

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Revenues:
Optical sales	$—	$423,410	$111,139	$—	$534,549
Management fees	—	39,022	—	(36,001)	3,021
Equity earnings in subsidiaries	81,285	—	—	(81,285)	—

Total net revenues	81,285	462,432	111,139	(117,286)	537,570

Operating costs and expenses:
Cost of goods sold	—	144,202	43,046	—	187,248
Selling, general and administrative expenses	4,111	233,955	70,369	(36,001)	272,434

Total operating costs and expenses	4,111	378,157	113,415	(36,001)	459,682

Income (loss) from operations	77,174	84,275	(2,276)	(81,285)	77,888

Interest expense, net	22,133	714	—	—	22,847

Income tax expense	22,163	—	—	—	22,163

Net income (loss)	$32,878	$83,561	$(2,276)	$(81,285)	$32,878

Condensed Consolidating Statement of Cash Flows

For the Year Ended January 3, 2009

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company

Cash flows from operating activities:

Net income / (loss)	$32,878	$83,561	$(2,276)	$(81,285)	$32,878

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	289	18,617	—	—	18,906
Amortization of debt issue costs	328	—	—	—	328
Deferrals and other	—	3,530	(4)	—	3,526
Benefit for deferred taxes	(1,441)	—	—	—	(1,441)
Equity earnings in subsidiaries	(81,286)	—	—	81,286	—

Changes in operating assets and liabilities:				—
Accounts and notes receivable	63,986	(1,679)	2,655	(68,490)	(3,528)
Inventory	—	(665)	(286)	—	(951)
Prepaid expenses and other	(220)	(204)	5	(1)	(420)
Accounts payable and accrued liabilities	3,337	(63,129)	237	68,490	8,935

Net cash provided by operating activities	17,871	40,031	331	—	58,233

Cash flows from investing activities:
Acquisition of property and equipment	—	(32,766)	—	—	(32,766)

Net cash used in investing activities	—	(32,766)	—	—	(32,766)

Cash flows from financing activities:
Contribution from parent	5,000	—	—	—	5,000
Payments for refinancing fees	(386)	—	—	—	(386)
Payments on debt and capital leases	(21,650)	(608)	—	—	(22,258)

Net cash used in financing activities	(17,036)	(608)	—	—	(17,644)

Net increase in cash and cash equivalents	835	6,657	331	—	7,823

Cash and cash equivalents at beginning of period	(53)	5,211	479	—	5,637

Cash and cash equivalents at end of period	$782	$11,868	$810	$—	$13,460

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

11. Income taxes

The provision (benefit) for income taxes is composed of the following:

	GGC Moulin Predecessor	Company
	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-one Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007	Fiscal Year Ended January 3, 2009

Current federal	$5,387	$3,118	$15,477	$18,865
Current state	1,338	706	4,793	4,739
Deferred	1,658	(322)	(3,808)	(1,441)

	$8,383	$3,502	$16,462	$22,163

The reconciliation between the federal statutory tax rate and our effective tax rate is as follows:

	GGC Moulin Predecessor	Company
	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-one Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007	Fiscal Year Ended January 3, 2009

Expected tax expense (benefit)	$5,223	$2,705	$14,574	$19,277
Provision to return adjustment	365	15	—	—
State taxes, net of federal benefit	746	386	2,885	2,928
Other	35	91	(997)	(41)
OD PC losses	2,014	305	—	—

	$8,383	$3,502	$16,462	$22,164

The above reconciliation takes into account certain entities that are consolidated for financial accounting purposes but are not consolidated for tax purposes; therefore, the net operating loss carryforward cannot offset the income from the non-consolidated entities. Likewise, losses from these non-consolidated entities may not be utilized to offset consolidated entities’ income or to increase the consolidated net operating loss.

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

The components of the net deferred tax assets are as follows:

	December 29, 2007	January 3, 2009

Total deferred tax assets, current	$3,165	$7,376
Total deferred tax liabilities, current	(1,559)	(1,543)

Net deferred tax asset, current	$1,606	$5,833

Total deferred tax assets, long-term	$18,675	$17,412
Total deferred tax liabilities, long-term	(2,420)	(3,943)

Net deferred tax assets, long term	$16,255	$13,469

The sources of the differences between the financial accounting and tax assets and liabilities which give rise to the deferred tax assets and deferred tax liabilities are as follows:

	December 29, 2007	January 3, 2009

Deferred tax assets:
Fixed asset depreciation differences	$13,695	$14,853
Allowance for bad debts	631	654
Other	1,142	1,139
Non-compete agreements	1,682	1,420
Inventory basis differences	1,044	1,131
Accrued vacation	1,216	1,473
Deferred rent	1,336	2,634
Accrued insurance	408	785
Deferred revenue	686	699

Total deferred tax assets	21,840	24,788

Deferred tax liabilities:
Goodwill	2,046	3,493
Other	374	450
Prepaid expense	1,559	1,543

Total deferred tax liability	3,979	5,486

Net deferred tax assets	$17,861	$19,302

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

Balances at December 30, 2007	$2,793
Tax positions related to prior years	375
Tax positions related to the current year	1,101
Lapse of applicable statute limitations	(401)

Balances at January 3, 2009	$3,868

The increase in liabilities for unrecognized tax benefits from $2.8 million to $3.9 million primarily is due to potential audits of state income tax returns. The Company accrues interest and penalties associated with unrecognized tax benefits in income tax expense in the consolidated statements of operations, and the corresponding liability in accrued taxes or other long-term liabilities in the consolidated balance sheets. The expense for interest and penalties reflected in the consolidated statements of operations for the year ended January 3, 2009 was approximately $0.8 million (interest net of related tax benefits). The corresponding liabilities in the consolidated balance sheets were $2.8 million and $0.8 million at December 30, 2007 and January 3, 2009, respectively.

An IRS audit of the fifty-nine day period ended March 1, 2005 was completed in fiscal 2006 with no material impact on income taxes. With the exception of this audit, the tax years 2003 through 2008 remain open to examination by the Internal Revenue Service. Additionally, the Company operates in multiple taxing jurisdictions and is subject to various state income tax examinations for the 2003 through 2008 calendar tax years. The Company is not currently under any state income tax examinations.

12. Employee benefits

401(k) Plan

We maintain a defined contribution plan whereby substantially all employees who have been employed for at least six consecutive months are eligible to participate. Contributions are made by the Company as a percentage of employee contributions. In addition, discretionary contributions may be made at the direction of our Board of Directors. Total Company contributions to the plan were approximately $346 and $313 for 2007 and 2008, respectively.

13. Leases

The Company is obligated as lessee under operating leases for substantially all of the Company’s retail facilities as well as certain warehouse space. In addition to rental payments, the leases generally provide for payment by the Company of property taxes,

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

insurance, maintenance, and it’s pro rata share of common area maintenance. These leases range in terms of up to 14 years. Certain leases also provide for additional rent in excess of the base rentals calculated as a percentage of sales.

We sublease a portion of substantially all of the stores to an independent optometrist or a corporation controlled by an independent optometrist. The terms of these leases or subleases are principally one to seven years with rentals consisting of a percentage of gross receipts, base rentals, or a combination of both. Certain of these leases contain renewal options.

Certain of our lease agreements contain provisions for scheduled rent increases or provide for occupancy periods during which no rent payment is required. For financial statement purposes, rent expense is recorded based on the total rentals due over the entire lease term and charged to rent expense on a straight-line basis. The difference between the actual cash rentals paid and rent expenses recorded for financial statement purposes is recorded as a deferred rent obligation. As of December 29, 2007 and January 3, 2009, deferred rent obligations aggregated approximately $3.4 million and $6.6 million, respectively.

Rent expense for all locations, net of sublease income, is presented in the following table. For the purposes of this table, base rent expense includes common area maintenance costs. Common area maintenance costs were approximately 23% of base rent expense for the two hundred thirteen day period ended August 1, 2006, for the one hundred fifty-one day period ended December 30, 2006, for Fiscal 2007 and Fiscal 2008, respectively.

	GGC Moulin Predecessor	Company
	Two Hundred Thirteen Day Period Ended August 1, 2006	One Hundred Fifty-one Day Period Ended December 30, 2006	Fiscal Year Ended December 29, 2007	Fiscal Year Ended January 3, 2009

Base rent expense	$27,065	$19,121	$49,488	$53,825
Rent as a percent of sales	413	57	621	514
Sublease income	(2,379)	(1,624)	(4,406)	(4,896)

Rent expense, net	$25,099	$17,554	$45,703	$49,443

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands unless indicated otherwise)

Future minimum lease payments as of January 3, 2009 excluding common area maintenance costs, net of future minimum lease and sublease income under irrevocable operating leases for the next five years and beyond are as follows:

	Operating Rental Payments	Sublease Income	Operating Lease, Net

2009	$41,044	$(3,707)	$37,337
2010	35,405	(220)	35,185
2011	33,056	(73)	32,983
2012	28,302	(77)	28,225
2013	24,502	(79)	24,423
Beyond 2013	58,066	(27)	58,039

Total minimum lease payments/(receipts)	$220,375	$(4,183)	$216,192

14. Commitments and contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or consolidated results of operations.

SCHEDULE II

EYE CARE CENTERS OF AMERICA, INC.

CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

(Dollar amounts in thousands unless indicated otherwise)

		Additions
	Balance at Beginning of Period	Charged to Credited from Cost and Expenses	Charged to Credited from Other Accounts	Additions to (Deductions) from Reserve	Balance at Close of Period

Allowance for doubtful accounts of current receivables:
Period ended August 1, 2006	$2,701	$—	$—	$(322)	$2,379
Period ended December 30, 2006	2,379	—	—	(283)	2,096
Year ended December 29, 2007	2,096	—	—	115	2,211
Year ended January 3, 2009	2,211	—	—	187	2,398

Inventory obsolescence reserves:
Period ended August 1, 2006	1,267	—	533	—	1,800
Period ended December 30, 2006	1,800	—	333	—	2,133
Year ended December 29, 2007	2,133	—	(12)	—	2,121
Year ended January 3, 2009	2,121	—	273	—	2,394