Form 10-Q
period 2009-04-04
EYE CARE CENTERS OF AMERICA INC
filed 2009-05-15
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 33 - 70572

EYE CARE CENTERS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

TEXAS	74-2337775
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11103 WEST AVENUE, SAN ANTONIO, TEXAS 78213

(Address of principal executive offices, including zip code)

(210) 340-3531

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at May 15, 2009
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

FORM 10-Q REPORT

April 4, 2009

INDEX

Page Number
Part I - Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets at January 3, 2009 and April 4, 2009 (Unaudited)	3

Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended March 29, 2008 (Unaudited) and the Thirteen Weeks Ended April 4, 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended March 29, 2008 (Unaudited) and the Thirteen Weeks Ended April 4, 2009 (Unaudited)	5

Notes to Condensed Consolidated Financial Statements	6-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T. Controls and Procedures	25

Part II - Other Information

Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 6. Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	January 3, 2009	April 4, 2009
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,460	$29,806
Accounts receivable, net	13,851	14,432
Inventory, net	33,884	34,820
Deferred income taxes, net	5,833	9,530
Prepaid expenses and other	9,509	10,039

Total current assets	76,537	98,627

PROPERTY & EQUIPMENT, net	76,520	80,932
GOODWILL	523,377	517,340
OTHER ASSETS	7,862	7,712
DEFERRED INCOME TAXES, net	13,469	13,469

Total assets	$697,765	$718,080

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,652	$29,410
Current maturities of long-term debt	1,957	1,807
Deferred revenue	3,919	3,902
Accrued taxes	12,200	18,333
Accrued payroll expense	9,600	10,104
Accrued interest	6,657	2,358
Other accrued expenses	7,318	7,683

Total current liabilities	70,303	73,597
LONG TERM DEBT, less current maturities	234,219	233,825
OTHER LONG-TERM LIABILITIES	8,809	9,210

Total liabilities	313,331	316,632

SHAREHOLDER’S EQUITY:
Common stock	—	—
Additional paid-in capital	322,152	322,152
Retained earnings	62,282	79,296

Total shareholder’s equity	384,434	401,448

	$697,765	$718,080

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Thirteen Weeks Ended
	March 29, 2008	April 4, 2009
	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$146,023	$159,686
Management fee	928	777

Total net revenues	146,951	160,463

OPERATING COSTS AND EXPENSES:
Cost of goods sold	47,601	54,405
Selling, general and administrative expenses	69,016	73,036

Total operating costs and expenses	116,617	127,441

INCOME FROM OPERATIONS	30,334	33,022

INTEREST EXPENSE, NET	5,418	5,003

INCOME BEFORE INCOME TAXES	24,916	28,019

INCOME TAX EXPENSE	10,341	11,005

NET INCOME	$14,575	$17,014

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirteen Weeks Ended
	March 29, 2008	April 4, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,575	$17,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,573	4,912
Amortization of debt issue costs	81	110
Deferred liabilities and other	858	384
Increase in operating assets and liabilities	4,578	3,796

Net cash provided by operating activities	24,665	26,216

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(7,641)	(9,269)

Net cash used in investing activities	(7,641)	(9,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt	(546)	(601)

Net cash used in financing activities	(546)	(601)

NET INCREASE IN CASH	16,478	16,346
CASH AND CASH EQUIVALENTS, beginning of period	5,637	13,460

CASH AND CASH EQUIVALENTS, end of period	$22,115	$29,806

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

Operating results for the thirteen week periods ended March 29, 2008 and April 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010 (“fiscal 2009”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s Annual Report on Form 10-K for the year ended January 3, 2009 (“fiscal 2008”).

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

•

Accounts receivable are primarily from third party payors related to the sale of eyewear and include receivables from insurance reimbursements, optometrist management fees, credit card companies, merchandise, rent and license fee receivables. Our allowance for doubtful accounts requires significant estimation and primarily consists of amounts owed to us by third party insurance payors. This estimate is based on the historical ratio of collections to billings. Our allowance for doubtful accounts was $2.4 million at January 3, 2009 and $2.5 million at April 4, 2009, respectively.

•

Inventory consists principally of eyeglass frames, ophthalmic lenses and contact lenses and is stated at the lower of cost or market value. Cost is determined using the weighted average method which approximates the first-in, first-out (“FIFO”) method. Our inventory reserves require significant estimation and are based on historical losses, product with low turnover or deemed by us to be unsaleable. Our inventory reserve was $2.4 million at January 3, 2009 and $2.9 million at April 4, 2009.

•

Goodwill represents approximately 72% of our assets and consists of the amount by which the purchase price exceeds the market value of acquired net assets. Goodwill must be tested for impairment at least annually using a “two-step” approach that involves the identification of reporting units and the estimation of fair values. This fair value estimation requires significant judgment by us. Our annual test is performed in the fourth quarter each year unless there is an impairment indicator before that time.

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

•

We maintain our own self-insurance group health plan through our parent company, HVHC, Inc. The plan provides medical benefits for participating employees. We have an employers’ stop loss insurance policy to cover individual claims in excess of $250,000 per employee. The amount charged to health insurance expense is based on estimates obtained from actuaries with our ultimate parent organization, Highmark Inc. (“Highmark”). We believe the accrued liability of approximately $1.1 million and $2.4 million, which is included in other accrued expenses as of January 3, 2009 and April 4, 2009, respectively, is adequate to cover future benefit payments for claims that occurred prior to the period end.

3. Related Party Transactions

On August 1, 2006, ECCA Holdings Corporation (“ECCA Holdings”) was merged with a wholly-owned subsidiary of HVHC Inc. (“HVHC”), a subsidiary of Highmark Inc. (“Highmark”), with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC (the “Highmark Acquisition”). Eye Care Centers of America, Inc. is owned by ECCA Holdings and as a result of the merger became an indirect wholly-owned subsidiary of Highmark. In June 2007, we began contracting the administration of the Company’s self-insured employees’ health insurance through Highmark. We paid Highmark and its affiliates $1.0 million and $0.2 million for management fees during the thirteen weeks ended March 29, 2008 and April 4, 2009, respectively, and the Company incurred $2.5 million and $1.3 million in employee health claims during the thirteen weeks ended March 29, 2008 and April 4, 2009, respectively, that were administered and paid for by Highmark. In addition we paid $0.2 million and $0.5 million for administrative and other expenses during the thirteen weeks ended March 29, 2008 and April 4, 2009, respectively.

HVHC also owns Davis Vision, Inc. (together with its subsidiaries, “Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (together with its subsidiaries, “Viva”), an international designer and distributor of eyewear and sunwear. In January 2009, HVHC began contracting the administration of all the self-insured employees’ health insurance for the Company, Davis and Viva through Highmark. We paid $4.5 million in claims and administrative fees to HVHC during the thirteen weeks ended April 4, 2009. We paid Highmark and its affiliates $2.7 million for insurance claims and administrative expenses during the thirteen weeks ended March 29, 2008

We recorded revenue of $4.9 million and $6.5 million, during the thirteen weeks ended March 29, 2008 and April 4, 2009, respectively, related to managed care reimbursements due from Davis and have a receivable of $1.4 million and $2.7 million, related to these revenues for the periods ended January 3, 2009 and April 4, 2009, respectively. In addition, in January 2009, we began contracting the administration of the Company’s self-insured employees’ vision plan through Davis. We paid $0.2 million in claims and administrative fees to Davis during the thirteen weeks ended April 4, 2009.

We purchased $2.7 million and $4.0 million of frame product from Viva during the thirteen weeks ended March 29, 2008 and April 4, 2009, respectively. We recorded cost of goods sold related to products purchased from Viva that were sold to our customers of $2.8 million and $2.2 million, during the thirteen weeks ended March 29, 2008 and April 4, 2009, respectively. We had a related payable to Viva of $1.7 million and $2.1 million as of January 3, 2009 and April 4, 2009, respectively.

4. Income Taxes

We record income taxes under SFAS No. 109, “Accounting for Income Taxes” (issued by the Financial Accounting Standards Board (“FASB”)) using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense increased to $11.0 million for the thirteen weeks ended April 4, 2009 from $10.3 million for the thirteen weeks ended March 29, 2008. This increase is mainly due to the increase in income before taxes.

In determining our quarterly provision for income taxes, we use an estimated annual effective tax rate, which is based on our expected annual income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. This includes recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns to the extent pervasive evidence exists that they will be realized in future periods. The deferred tax balances are adjusted to reflect tax rates by tax jurisdiction, based on currently enacted tax laws, which are expected to be in effect in the years in which the temporary differences are expected to reverse. Items qualifying or discrete are separately recognized in the quarter in which they occur.

The Company adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At January 3, 2009 and April 4, 2009, the Company had approximately $3.9 million of gross liabilities related to unrecognized tax benefits which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

At the time of the Highmark Acquisition in August 2006, the Company had approximately $15.1 million of unamortized deferred financing costs related to its previously issued debt. The Company appropriately recorded the fair value of debt at the acquisition date; however, did not recognize the long term deferred tax asset related to the continuing amortization expense that was deductible for income tax purposes. The Company has adjusted Goodwill by $6 million to reflect the unamortized balance of this tax asset at April 4, 2009. The adjustment does not affect net income for any period.

5. Accounting Standards and Disclosures

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. For financial assets and liabilities, this statement is effective for fiscal periods beginning after November 15, 2007 and does not require any new fair value measurements. In February 2008, FASB Staff Positions No. 157-1 and No. 157-2 were issued, delaying the effective date of FASB Statement No. 157 to fiscal years ending after November 15, 2008 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 on December 30, 2007 and there was no material effect on the consolidated financial statements. The Company adopted SFAS No. 157-2 on January 4, 2009 and there was no material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also requires consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. The Company adopted SFAS No. 160 on January 4, 2009 and there was no effect on the consolidated financial statements as we hold controlling interest in all our subsidiaries.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (which SFAS No. 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. In general, the statement: 1) broadens the guidance of SFAS No. 141, extending its applicability to all events where one entity obtains control over one or more other businesses; 2) broadens the use of fair value measurements used to recognize the assets acquired and liabilities assumed; 3) changes the accounting for acquisition related fees and restructuring costs incurred in connection with an acquisition; and 4) increases required disclosures. The Company adopted SFAS No. 141(R) on January 4, 2009 and there was no material effect on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: 1) how and why an entity uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and 3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 on January 4, 2009 and there was no effect on the consolidated financial statements as we have no derivatives or hedging activity.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” and APB No. 28, “Interim Financial Reporting” and requires the Company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. This statement is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will apply the provisions of this statement for periods ending after June 15, 2009 and does not expect this statement to have a material effect on its consolidated financial statements.

6. Subsequent Event

On April 8, 2009, Highmark agreed to acquire $65.4 million of ECCA’s 10  3/4% Senior Subordinated Notes due 2015 (the “Notes”) from certain funds and/or accounts managed and/or advised by DDJ Capital Management, LLC for a purchase price equal to the principal amount thereof, plus accrued interest to the purchase date. The transaction was consummated on April 14, 2009.

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

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the Guarantor Subsidiaries and the non-guarantor subsidiaries as of and for the thirteen weeks ended April 4, 2009. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of April 4, 2009, the Guarantor Subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc., Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., and Eye Care Holdings, Inc.

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

Condensed Consolidating Balance Sheet

For the Year Ended January 3, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$782	$11,868	$810	$—	$13,460
Accounts and notes receivable	66,648	9,978	(218)	(62,557)	13,851
Inventory	—	31,718	2,166	—	33,884
Deferred income taxes, net	5,833	—	—	—	5,833
Prepaid expenses and other	—	9,461	48	—	9,509

Total current assets	73,263	63,025	2,806	(62,557)	76,537

Property and equipment	—	76,520	—	—	76,520
Intangibles	416,095	107,195	87	—	523,377
Other assets	7,572	291	(1)	—	7,862
Deferred income taxes, net	13,469	—	—	—	13,469
Investment in subsidiaries	177,370	—	—	(177,370)	—

Total Assets	$687,769	$247,031	$2,892	$(239,927)	$697,765

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$45,240	$43,668	$2,301	$(62,557)	$28,652
Current portion of long-term debt	1,650	307	—	—	1,957
Deferred revenue	—	2,852	1,067	—	3,919
Accrued taxes	—	11,079	1,121	—	12,200
Accrued payroll expense	13,814	(4,918)	704	—	9,600
Accrued interest	5,911	746	—	—	6,657
Other accrued expenses	379	6,569	370	—	7,318

Total current liabilities	66,994	60,303	5,563	(62,557)	70,303
Long-term debt, less current maturities	234,168	51	—		234,219
Other long-term liabilities	2,173	6,585	51		8,809

Total liabilities	303,335	66,939	5,614	(62,557)	313,331

Shareholders’ equity (deficit):
Common stock	—	—	—		—
Additional paid-in capital	322,152	—	—	—	322,152
Accumulated equity (deficit)	62,282	180,092	(2,722)	(177,370)	62,282

Total shareholders’ equity (deficit)	384,434	180,092	(2,722)	(177,370)	384,434

	$687,769	$247,031	$2,892	$(239,927)	$697,765

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended March 29, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$115,985	$30,038		$146,023
Management fees	—	11,433		(10,505)	928

Total net revenues	—	127,418	30,038	(10,505)	146,951
Operating costs and expenses:
Cost of goods sold	—	36,840	10,761		47,601
Selling, general and administrative expenses	1,434	59,131	18,956	(10,505)	69,016

Total operating costs and expenses	1,434	95,971	29,717	(10,505)	116,617

Income from operations	(1,434)	31,447	321	—	30,334
Interest expense, net	5,449	(31)	—	—	5,418
Income tax expense	10,341	—	—	—	10,341
Equity earnings in subsidiaries	31,799			(31,799)	—

Net income	$14,575	$31,478	$321	$(31,799)	$14,575

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended March 29, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:

Net income	$14,575	$31,478	$321	$(31,799)	$14,575
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	77	4,496	—	—	4,573
Amortization of debt issue costs	81	—	—	—	81
Deferred liabilities and other	—	787	71	—	858
Equity earnings in subsidiaries	(31,799)	—	—	31,799	—
Increase/(decrease) in operating assets and liabilities	17,461	(12,312)	(571)		4,578

Net cash provided by (used in) operating activities	395	24,449	(179)	—	24,665

Cash flows from investing activities:
Acquisition of property and equipment	—	(7,641)	—	—	(7,641)

Net cash used in investing activities	—	(7,641)	—	—	(7,641)

Cash flows from financing activities:
Payments on debt and capital leases	(413)	(133)	—	—	(546)

Net cash used in financing activities	(413)	(133)	—	—	(546)

Net increase (decrease) in cash and cash equivalents	(18)	16,675	(179)	—	16,478
Cash and cash equivalents at beginning of period	(53)	5,211	479	—	5,637

Cash and cash equivalents at end of period	$(71)	$21,886	$300	$—	$22,115

Condensed Consolidating Balance Sheet

April 4, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$568	$28,460	$778	$—	$29,806
Accounts and notes receivable	56,609	16,654	483	(59,314)	14,432
Inventory	—	32,494	2,326	—	34,820
Deferred income taxes	9,530	—	—	—	9,530
Prepaid expenses and other	17	9,973	49	—	10,039

Total current assets	66,724	87,581	3,636	(59,314)	98,627

Property and equipment	—	80,914	18	—	80,932
Goodwill	410,058	107,195	87	—	517,340
Other assets	7,419	294	(1)	—	7,712
Deferred income taxes	13,469	—	—	—	13,469
Investment in subsidiaries	212,005	—	—	(212,005)	—

Total assets	$709,675	$275,984	$3,740	$(271,319)	$718,080

LIABILITIES AND SHAREHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$46,208	$40,008	$2,508	$(59,314)	$29,410
Current portion of long-term debt	1,650	157	—	—	1,807
Deferred revenue	(1)	2,792	1,111	—	3,902
Accrued taxes	22,480	(4,519)	372	—	18,333
Accrued payroll expense	—	9,009	1,095	—	10,104
Accrued interest	1,618	740	—	—	2,358
Other accrued expenses	288	7,039	356	—	7,683

Total current liabilities	72,243	55,226	5,442	(59,314)	73,597
Long-term debt, less current maturities	233,812	13	—	—	233,825
Other long-term liabilities	2,172	6,982	56	—	9,210

Total liabilities	308,227	62,221	5,498	(59,314)	316,632
Shareholder’s equity (deficit)
Common stock	—	—	—	—	—
Additional paid-in capital	322,152	—	—	—	322,152
Retained earnings	79,296	213,763	(1,758)	(212,005)	79,296

Total shareholders’ equity (deficit)	401,448	213,763	(1,758)	(212,005)	401,448

	$709,675	$275,984	$3,740	$(271,319)	$718,080

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended April 4, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$126,356	$33,330	$—	$159,686
Management fees	—	11,486	—	(10,709)	777

Total net revenues	—	137,842	33,330	(10,709)	160,463
Operating costs and expenses:
Cost of goods sold	—	40,450	13,955	—	54,405
Selling, general and administrative expenses	1,613	63,724	18,408	(10,709)	73,036

Total operating costs and expenses	1,613	104,174	32,363	(10,709)	127,441

Income from operations	(1,613)	33,668	967	—	33,022
Interest expense, net	5,002	1	—	—	5,003
Income tax expense	11,005	—	—	—	11,005
Equity earnings in subsidiaries	34,634		—	(34,634)	—

Net income	$17,014	$33,667	$967	$(34,634)	$17,014

Condensed Consolidating Statements of Cash Flows

For the Thirteen Weeks Ended April 4, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income	$17,014	$33,667	$967	$(34,634)	17,014
Adjustments to reconcile net income (loss) to net
Cash provided by (used in) operating activities:
Depreciation and amortization	100	4,835	(23)	—	4,912
Amortization of debt issue costs	110	—	—	—	110
Deferred liabilities and other	—	335	49	—	384
Equity earnings in subsidiaries	(34,634)	—	—	34,634	—
Increase/(decrease) in operating assets and liabilities	17,609	(12,788)	(1,025)	—	3,796

Net cash provided by (used in) operating activities	199	26,049	(32)	—	26,216

Cash flows from investing activities:
Acquisition of property and equipment	—	(9,269)	—	—	(9,269)

Net cash used in investing activities	—	(9,269)	—	—	(9,269)

Cash flows from financing activities:
Payments on debt and capital leases	(413)	(188)	—	—	(601)

Net cash used in financing activities	(413)	(188)	—	—	(601)

Net increase (decrease) in cash and cash equivalents	(214)	16,592	(32)	—	16,346
Cash and cash equivalents at beginning of period	782	11,868	810	—	13,460

Cash and cash equivalents at end of period	$568	$28,460	$778	$—	$29,806

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Some statements in this quarterly report are forward-looking statements. Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this filing that are not historical facts. Many statements under the captions “Summary,” “Risk factors,” “Management’s discussion and analysis of financial condition and results of operations,” “Business,” and elsewhere in this filing are forward-looking statements. These forward-looking statements may relate to, among other things, our future performance generally, business development activities, strategy, projected synergies, future capital expenditures, financing sources and availability and the effects of regulation and competition. When used in this filing, the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will” or “should” or, in each case, their negative and similar expressions are generally intended to identify forward-looking statements although not all forward-looking statements contain such identifying words.

You should not place undue reliance on these forward-looking statements, which reflect our management’s view and various assumptions only as of the date of this report. Because these forward-looking statements involve risks and uncertainties, many of which are beyond our control, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our assumptions, plans, objectives, expectations and intentions with respect to the following:

•	Our competitive environment;

•	The cost and effect of legal, tax or regulatory proceedings;

•	Changes in general economic conditions;

•	Changes to our regulatory environment;

•	Our ability to maintain our relationships with optometrists;

•	The adequacy and perception of our customer service;

•	The ability to hire, train, energize and retain qualified sales associates, managerial and other employees;

•	The ability to secure and protect trademarks and other intellectual property rights;

•	Exposure to the risks associated with terrorist activities and natural disasters;

•	Franchise claims by optometrists;

•	Reduction of third-party reimbursement;

•	Technological advances in vision care;

•	Conflicts of interest between our controlling shareholders and noteholders;

•	Failure to realize anticipated cost savings;

•	Changes in the costs of manufacturing, labor and advertising;

•	The ability of our suppliers to timely produce and deliver frames, lenses and contact lenses;

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

Some of these risks, uncertainties, assumptions and other factors can be found in our filings with the Securities and Exchange Commission, including the factors discussed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2009 (“2008 Form 10-K”) and any update thereto in our Forms 10-Q.

Introduction

The following management’s discussion and analysis (“MD&A”) section is intended to help the reader better understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to financial statements in our 2008 Form 10-K.

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 432 stores in 36 states, including 363 directly-owned stores and 69 stores owned by a professional corporation or other entity owned by an optometrist (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 363 directly-owned stores, as well as the results of 56 of the 69 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 419 consolidated stores as well as management fee from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 419 consolidated stores, as well as the professional fees of the optometrists at 220 of the stores. These 220 stores include 114 stores where the optometrist is our employee or an independent contractor, the 56 stores operated by an OD PC that are consolidated in our results and the 50 stores with independent optometrists for whom we provide management services. The management fee from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

Our operating costs and expenses are comprised of costs of goods sold and selling, general and administrative expenses. Cost of goods sold primarily includes the cost of eyeglass frames, ophthalmic lenses, contact lenses, lab manufacturing costs and buying, warehousing, distribution, shipping and delivery costs and doctor payroll and expenses. Selling, general and administrative expenses primarily include retail payroll, occupancy, overhead, advertising and depreciation. Occupancy, overhead and depreciation are less variable relative to sales levels than other components of selling, general and administrative expenses.

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expense related to opening new stores adversely affects our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we opened 9 new stores during the thirteen weeks ended April 4, 2009 and we believe the opportunity exists to open approximately 11 additional new stores in fiscal 2009 in existing markets. We opened 22 new stores in fiscal 2008, 8 of those locations opening during the thirteen weeks ended March 29, 2008. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

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

	Thirteen Weeks Ended
	March 29, 2008		April 4, 2009
Statement of Income Data:
NET REVENUES:
Optical sales	99.4%		99.5%
Management fee	0.6		0.5

Total net revenues	100.0		100.0

OPERATING COSTS AND EXPENSES:
Cost of goods sold	32.6	*	34.1	*
Selling, general and administrative expenses	47.3	*	45.7	*

Total operating costs and expenses	79.4		79.4

INCOME FROM OPERATIONS	20.6		20.6

INTEREST EXPENSE, NET	3.7		3.1

INCOME TAX EXPENSE	7.0		6.9

NET INCOME	9.9%		10.6%

*	Percentages based on optical sales only

The Thirteen Weeks Ended April 4, 2009 Compared to the Thirteen Weeks Ended March 29, 2008.

Net Revenues. Net revenues increased to $160.5 million for the thirteen weeks ended April 4, 2009 from $147.0 million for the thirteen weeks ended March 29, 2008. The increase in revenues compared to the first quarter of fiscal 2008 was primarily driven by a 5.5% increase in comparable store sales and new store openings. Net revenues attributable to new stores in the first quarter of fiscal 2009 were $0.6 million. The increase in net revenues attributable to the effect of new stores opened in fiscal 2008 being open in the first quarter of fiscal 2009 was $6.1 million. Comparable transactions increased by 0.2% and average ticket price increased by 5.3% compared to the first quarter of fiscal 2008. The increase in average ticket price was primarily driven by the continued increase in the sale of premium lenses and lens treatments. Total managed vision care sales increased by 9.8%, or $5.8 million. In addition, we opened 9 new stores in the first quarter of fiscal 2009 compared to 8 new stores in the first quarter of fiscal 2008.

Gross Profit. Gross profit increased to $105.3 million for the thirteen weeks ended April 4, 2009 from $98.4 million for the thirteen weeks ended March 29, 2008. Gross profit as a percentage of optical sales decreased to 65.9% for the thirteen weeks ended April 4, 2009 from 67.4% for the thirteen weeks ended March 29, 2008. The decrease in gross profit as a percentage of optical sales was largely the result of the increase in the sale of lower margin specialty lenses and the increase in doctor payroll expenses.

Selling General & Administrative Expenses (SG&A). SG&A increased to $73.0 million for the thirteen weeks ended April 4, 2009 from $69.0 million for the thirteen weeks ended March 29, 2008. SG&A, as a percentage of optical sales decreased to 45.7% for the thirteen weeks ended April 4, 2009 from 47.3% for the thirteen weeks ended March 29, 2008. This percentage decrease was largely due to the Company’s leveraging of overhead and occupancy costs associated with our favorable comparable store sales increase as well as from expense control initiatives including salaries, wages and advertising.

Net Interest Expense. Net interest expense decreased to $5.0 million for the thirteen weeks ended April 4, 2009 from $5.4 million for the thirteen weeks ended March 29, 2008. This decrease was primarily due to lower interest rates on the portion of our debt that has variable interest rates.

Income Tax Expense. Income tax expense increased to $11.0 million for the thirteen weeks ended April 4, 2009 from $10.3 million for the thirteen weeks ended March 29, 2008, primarily due to a $3.1 million increase in income before taxes. Our effective tax rate was 39.3% for the thirteen weeks ended April 4, 2009 and 41.5% for the thirteen weeks ended March 29, 2008.

Net Income. Net income increased to $17.0 million for the thirteen weeks ended April 4, 2009 compared to $14.6 million for the thirteen weeks ended March 29, 2008.

Liquidity and Capital Resources

Our capital requirements are driven principally by our obligations to service debt and to fund the following costs:

•	Construction of new stores;

•	Repositioning of existing stores;

•	New lab and distribution facilities; and

•	Purchasing inventory and equipment

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

Cash flows from operating activities provided net cash of $26.2 million for the thirteen weeks ended April 4, 2009 and $24.7 million for the thirteen weeks ended March 29, 2008. Our other sources of working capital are cash on hand and funding from the revolving portion of our Credit Facility (as defined below). As of April 4, 2009, we had $29.8 million of cash available to meet our obligations. We had $25.0 million of borrowings available under the $25.0 million Revolver (as defined below) revolving portion of our Credit Facility, excluding $2.6 million letters of credit outstanding.

Payment on debt has been our principal financing activity. Cash flows used in financing activities were $0.6 million for the thirteen weeks ended April 4, 2009 and $0.5 million for the thirteen weeks ended March 29, 2008, and related solely to the payment of debt.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $25.0 million as of April 4, 2009. Our working capital was $6.2 million as of January 3, 2009. The increase in working capital is primarily due to accumulation of cash as we have made no voluntary prepayments of our Credit Facility during the first quarter of fiscal 2009.

Capital expenditures were $9.3 million for the thirteen weeks ended April 4, 2009 compared to $7.6 million for the thirteen weeks ended March 29, 2008. Capital expenditures for all of fiscal 2009 are projected to be approximately $25.6 million. Of the planned fiscal 2009 capital expenditures, approximately $9.3 million is related to commitments for new stores and approximately $16.3 million is expected to be for improvement of existing facilities and systems including the completion of our central lab facility relocation.

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

Year	(in millions)
2009	1.24
2010	1.65
2011	1.65
2012	80.28

$84.82

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

Security and guarantees. The Credit Facility is secured by a valid first-priority perfected lien or pledge on: (i) 100% of the capital stock of each of our present and future direct and indirect domestic subsidiaries; (ii) 65% of the capital stock of each of our future first-tier foreign subsidiaries; (iii) 100% of the capital stock of Eye Care Centers of America, Inc.; and (iv) substantially all our present and future property and assets and those of each guarantor, subject to certain exceptions. Our obligations under the Credit Facility are guaranteed by each of our existing and future direct and indirect domestic subsidiaries and ECCA Holdings.

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

As of April 4, 2009 we were in compliance with all of our financial covenants.

Mandatory prepayment. We are required to make a mandatory annual prepayment of the Term Loan Facility based on our excess cash flows which is determined by our leverage ratio as defined in the New Credit Facility. In Fiscal 2007, we made voluntary prepayments of $21.3 million and an additional prepayment of $9.0 million related to the 2006 Amendment. Due to this $30.2 million prepayment, no excess cash flow payment was necessary for our Fiscal 2007 results. In Fiscal 2008, we made a prepayment of $20.0 million in principal related to the 2008 Amendment. Due to this $20.0 million prepayment, no excess cash flow payment was necessary for our Fiscal 2008 results. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

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

Off-balance sheet arrangements. As of April 4, 2009, our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our New Credit Facility. These letters of credit are held by our insurance carriers in lieu of actual cash deposits and can be called to cover our claims payments if we fail to directly pay the carriers. By maintaining these letters of credit we are able to utilize the cash for operating purposes and pay minimal fees under the New Credit Facility.

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

We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There has been no material change in our market risk during the thirteen weeks ended April 4, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2009 (“2008 Form 10-K”).

Our primary market risk exposure is interest rate risk. As of April 4, 2009, approximately $84.8 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $84.8 million in long-term borrowings, our annual interest expense would change by approximately $0.8 million.

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

There has been no change in our internal controls over financial reporting that occurred during the thirteen weeks ended April 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There are no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that have arisen during the thirteen weeks ended April 4, 2009. For further discussion, please refer to our 2008 Form 10-K.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors,” in our 2008 Form 10-K, filed with the Securities and Exchange Commission on March 24, 2009. The risks described in our 2008 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. In our judgment, there were no material changes in the risk factors as previously disclosed in Part I, “Item 1A. Risk Factors.”

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

EYE CARE CENTERS OF AMERICA, INC.

Date:	May 15, 2009

by:	/s/ Jennifer L. Taylor
Jennifer L. Taylor
Executive Vice President and Chief Financial Officer