Form 10-Q
period 2009-07-04
EYE CARE CENTERS OF AMERICA INC
filed 2009-08-14
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at August 14, 2009
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

		Page Number
Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at January 3, 2009 (Unaudited) and July 4, 2009 (Unaudited)	2

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended June 28, 2008 (Unaudited) and July 4, 2009 (Unaudited) and for the Twenty-Six Weeks Ended June 28, 2008 (Unaudited) and July 4, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended June 28, 2008 (Unaudited) and for the Twenty-Six Weeks Ended July 4, 2009 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4T.	Controls and Procedures	27

Part II - Other Information

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands / unaudited)

	January 3, 2009	July 4, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,460	$27,175
Accounts receivable, net	13,851	12,475
Inventory, net	33,884	33,364
Deferred income taxes, net	5,833	9,530
Prepaid expenses and other	9,509	10,840

Total current assets	76,537	93,384

PROPERTY & EQUIPMENT, net	76,520	82,604
GOODWILL	523,377	517,340
OTHER ASSETS	7,862	7,609
DEFERRED INCOME TAXES, net	13,469	13,034

Total assets	$697,765	$713,971

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,652	$23,690
Current maturities of long-term debt	1,957	1,771
Deferred revenue	3,919	3,464
Accrued taxes	9,600	14,689
Accrued payroll expense	12,200	9,828
Accrued interest	6,657	6,411
Other accrued expenses	7,318	6,524

Total current liabilities	70,303	66,377
LONG TERM DEBT, less current maturities	234,219	233,457
OTHER LONG-TERM LIABILITIES	8,809	9,452

Total liabilities	313,331	309,286

SHAREHOLDER'S EQUITY:
Common stock	—	—
Additional paid-in capital	322,152	322,152
Retained earnings	62,282	82,533

Total shareholder's equity	384,434	404,685

	$697,765	$713,971

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands / unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2008	July 4, 2009	June 28, 2008	July 4, 2009
NET REVENUES:
Optical sales	$127,515	$130,575	$273,538	$290,248
Management fee	630	531	1,558	1,321

Total net revenues	128,145	131,106	275,096	291,569

OPERATING COSTS AND EXPENSES:
Cost of goods sold	45,054	49,653	92,655	104,058
Selling, general and administrative expenses	67,299	70,782	136,315	143,818

Total operating costs and expenses	112,353	120,435	228,970	247,876

INCOME FROM OPERATIONS	15,792	10,671	46,126	43,693

INTEREST EXPENSE, NET	5,934	4,905	11,352	9,909

INCOME BEFORE INCOME TAXES	9,858	5,766	34,774	33,784

INCOME TAX EXPENSE	3,927	2,529	14,268	13,533

NET INCOME	$5,931	$3,237	$20,506	$20,251

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands / unaudited)

	Twenty-Six Weeks Ended
	June 28, 2008	July 4, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,506	$20,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,368	10,264
Amortization of debt issue costs	141	217
Deferred liabilities and other	2,501	188
Increase in operating assets and liabilities	4,279	87

Net cash provided by operating activities	36,795	31,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment, net	(15,258)	(16,229)

Net cash used in investing activities	(15,258)	(16,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(1,103)	(1,063)

Net cash used in financing activities	(1,103)	(1,063)

NET INCREASE IN CASH	20,434	13,715
CASH AND CASH EQUIVALENTS, beginning of period	5,637	13,460

CASH AND CASH EQUIVALENTS, end of period	$26,071	$27,175

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Operating results for the thirteen and twenty-six week periods ended July 4, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010 (“fiscal 2009”). For further information, refer to the consolidated financial statements and footnotes thereto included in the Eye Care Centers of America, Inc.’s Annual Report on Form 10-K for the year ended January 3, 2009 (“fiscal 2008”).

2.	Related Party Transactions

On August 1, 2006, ECCA Holdings Corporation (“ECCA Holdings”) was merged with a wholly-owned subsidiary of HVHC Inc. (“HVHC”), a subsidiary of Highmark Inc. (“Highmark”), with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC (the “Highmark Acquisition”). The Company is owned by ECCA Holdings and as a result of the merger became an indirect wholly-owned subsidiary of Highmark. We paid Highmark and its affiliates $0.4 million for management fees during the twenty-six weeks ended June 28, 2008 and July 4, 2009 respectively. As part of our tax sharing arrangement, we paid Highmark $6.2 million and $3.9 million for state and federal taxes during the twenty-six weeks ended June 28, 2008 and July 4, 2009, respectively.

HVHC also owns Davis Vision, Inc. (together with its subsidiaries, “Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (together with its subsidiaries, “Viva”), an international designer and distributor of eyewear and sun wear. We recorded revenue of $8.7 million and $11.4 million, during the twenty-six weeks ended June 28, 2008 and July 4, 2009, respectively, related to managed care reimbursements due from Davis and have a receivable of $1.8 million and $3.5 million, related to these revenues for the periods ended January 3, 2009 and July 4, 2009, respectively. In addition, in January 2009, we began contracting the administration of the Company’s self-insured employees’ vision plan through Davis. We paid $0.5 million in claims and administrative fees to Davis during the twenty-six weeks ended July 4, 2009.

We purchased $4.5 million and $6.0 million of frame product from Viva during the twenty-six weeks ended June 28, 2008 and July 4, 2009, respectively. We recorded cost of goods sold related to products purchased from Viva that were sold to our customers of $5.4 million and $3.9 million, during the twenty-six weeks ended June 28, 2008 and July 4, 2009, respectively. We had a related payable to Viva of $1.7 million and $1.8 million as of January 3, 2009 and July 4, 2009, respectively.

From June 2007 through December 2008, we contracted directly with Highmark for the administration of our self-insured employees’ health insurance. We incurred $6.4 million and $1.9 million in employee health claims and administrative fees during the twenty-six weeks ended June 28, 2008 and July 4, 2009, respectively that were administered and paid by Highmark. In January 2009, HVHC began contracting the administration of all the self-insured employees’ health insurance for the Company, Davis and Viva through Highmark. We paid $11.8 million in claims and administrative fees to HVHC during the twenty-six weeks ended July 4, 2009.

On May 7, 2009, Highmark acquired $65.4 million of ECCA’s 10 3/4% Senior Subordinated Notes due 2015 (the “Notes”). On June 8, 2009, Highmark acquired an additional $0.2 million in Notes. The accumulated interest on the $65.6 million in bonds is $1.2 million through July 4, 2009. No payments of interest have been made to Highmark.

3.	Income Taxes

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

The Company adopted the provisions of FASB Interpretation 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) on December 31, 2006. At January 3, 2009 and July 4, 2009, the Company had approximately $3.9 million of gross liabilities related to unrecognized tax benefits which would affect our effective tax rate if recognized. The Company does not expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2009	$3,868
Additions based on tax provisions related to the prior year	—
Additions based on tax provisions related to the current year	435
Release based on tax provisions related to the prior year	—

Balance at July 4, 2009	$4,303

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

4.	Accounting Standards and Disclosures

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with this second fiscal quarter of 2009. Our adoption of this FSP did not have a material impact on our financial condition or results of operations.

In April 2009, the FASB also issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this FSP did not have a material impact on our financial condition or results of operations.

Also in April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and will apply to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this FSP did not have a material impact on our financial condition or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which expands disclosures of subsequent events and requires management to disclose the date through which subsequent events have been evaluated. This guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of SFAS No. 165 did not have a material impact on our financial condition or results of operations. Refer to Note 6 for the additional disclosure required by the new standard.

In June 2009, the FASB issued the following:

•

SFAS No. 166, “Accounting for Transfers of Financial Assets – an Amendment to FASB Statement No. 140,” which among other things, eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and expands disclosures that a reporting entity provides about transfers of financial assets and its effect on the financial statements. This guidance is effective for annual reporting period that begins after November 15, 2009.

•

SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity included in FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51.” Additionally, SFAS No. 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective for annual and interim reporting periods beginning after November 15, 2009.

•

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” which modifies the GAAP hierarchy and how authoritative guidance is referenced in financial statements. This guidance is effective for annual and interim reporting periods ending after September 15, 2009.

We do not expect our adoption of these new accounting pronouncements will have a material impact on our financial condition or results of operations.

5.	Subsequent Events

Management has evaluated subsequent events through August 14, 2009, which is the date the financial statements were issued and has determined that no material reportable events have occurred through that date.

6.	Condensed Consolidating Information

On February 4, 2005, we issued $152.0 million aggregate principal amount of our 10  3/ 4% Senior Subordinated Notes (the “Initial Notes”) due 2015. The Company filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such exchanged notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the “Notes”). The registration statement was declared effective on September 26, 2005. The exchange period ended October 31, 2005. The Notes are the only notes of the Company which are currently outstanding.

The Notes were issued by us and are guaranteed by all of our subsidiaries (the “Guarantor Subsidiaries”), but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.

Presented on the following pages are condensed consolidating financial statements for the Company (the issuer of the Notes), the Guarantor Subsidiaries and the non-guarantor subsidiaries as of and for the twenty-six weeks ended July 4, 2009. The equity method has been used with respect to the Company’s investments in its subsidiaries.

As of July 4, 2009, the Guarantor Subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc., Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., and Eye Care Holdings, Inc.

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

Condensed Consolidating Balance Sheet

3-Jan-09

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$782	$11,868	$810	$—	$13,460
Accounts and notes receivable	66,648	9,978	(218)	(62,557)	13,851
Inventory	—	31,718	2,166	—	33,884
Deferred income taxes, net	5,833	—	—	—	5,833
Prepaid expenses and other	—	9,461	48	—	9,509

Total current assets	73,263	63,025	2,806	(62,557)	76,537

Property and equipment	—	76,520	—	—	76,520
Intangibles	416,095	107,195	87	—	523,377
Other assets	7,572	291	(1)	—	7,862
Deferred income taxes, net	13,469	—	—	—	13,469
Investment in subsidiaries	177,370	—	—	(177,370)	—

Total Assets	$687,769	$247,031	$2,892	$(239,927)	$697,765

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$45,240	$43,668	$2,301	$(62,557)	$28,652
Current portion of long-term debt	1,650	307	—	—	1,957
Deferred revenue	—	2,852	1,067	—	3,919
Accrued payroll expense	—	11,079	1,121	—	12,200
Accrued taxes	13,814	(4,918)	704	—	9,600
Accrued interest	5,911	746	—	—	6,657
Other accrued expenses	379	6,569	370	—	7,318

Total current liabilities	66,994	60,303	5,563	(62,557)	70,303
Long-term debt, less current maturities	234,168	51	—		234,219
Other long-term liabilities	2,173	6,585	51		8,809

Total liabilities	303,335	66,939	5,614	(62,557)	313,331

Shareholders’ equity (deficit):
Common stock	—	—	—		—
Additional paid-in capital	322,152	—	—	—	322,152
Retained earnings	62,282	180,092	(2,722)	(177,370)	62,282

Total shareholders’ equity (deficit)	384,434	180,092	(2,722)	(177,370)	384,434

	$687,769	$247,031	$2,892	$(239,927)	$697,765

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended June 28, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:

Optical sales	$—	$100,704	$26,811	$—	$127,515
Management fees	—	8,937	—	(8,307)	630
Equity earnings in subsidiaries	16,059	—	—	(16,059)	—

Total net revenues	16,059	109,641	26,811	(24,366)	128,145

Operating costs and expenses:
Cost of goods sold	—	34,943	10,111	—	45,054
Selling, general and administrative expenses	985	57,600	17,021	(8,307)	67,299

Total operating costs and expenses	985	92,543	27,132	(8,307)	112,353

Income from operations	15,074	17,098	(321)	(16,059)	15,792

Interest expense, net	5,216	718	—	—	5,934

Income tax expense	3,927	—	—	—	3,927

Net income (loss)	$5,931	$16,380	$(321)	$(16,059)	$5,931

Condensed Consolidating Statement of Operations For the Twenty-Six Weeks Ended June 28, 2008 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:

Optical sales	$—	$216,689	$56,849	$—	$273,538
Management fees	—	20,370	—	(18,812)	1,558
Equity earnings in subsidiaries	47,858	—	—	(47,858)	—

Total net revenues	47,858	237,059	56,849	(66,670)	275,096
Operating costs and expenses:
Cost of goods sold	—	71,783	20,872		92,655
Selling, general and administrative expenses	2,419	116,731	35,977	(18,812)	136,315

Total operating costs and expenses	2,419	188,514	56,849	(18,812)	228,970

Income from operations	45,439	48,545	—	(47,858)	46,126
Interest expense, net	10,665	687	—	—	11,352

Income tax expense	14,268	—	—	—	14,268

Net income	$20,506	$47,858	$—	$(47,858)	$20,506

Condensed Consolidating Statements of Cash Flows

For the Twenty-Six Weeks Ended June 28, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:

Net income	$20,506	$47,858	$—	$(47,858)	20,506
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	130	9,238	—	—	9,368
Amortization of debt issue costs	133	8	—	—	141
Deferred liabilities and other	(288)	2,746	43	—	2,501
Equity earnings in subsidiaries	(47,858)	—	—	47,858	—

Increase/(decrease) in operating assets and liabilities	14,955	(10,439)	(237)	—	4,279

Net cash provided by (used in) operating activities	(12,422)	49,411	(194)	—	36,795

Cash flows from investing activities:
Acquisition of property and equipment	—	(15,258)	—	—	(15,258)
Dividend distributions	26,345	(26,345)	—	—	—

Net cash provided by (used in) investing activities	26,345	(41,603)			(15,258)

Cash flows from financing activities:

Capital contributions	(13,120)	13,120	—	—	—

Payments on debt and capital leases	(825)	(278)	—		(1,103)

Net cash provided by (used in) financing activities	(13,945)	12,842	—	—	(1,103)

Net increase /(decrease) in cash and cash equivalents	(22)	20,650	(194)	—	20,434

Cash and cash equivalents at beginning of period	(53)	5,211	479		5,637

Cash and cash equivalents at end of period	$(75)	$25,861	$285	$—	$26,071

Condensed Consolidating Balance Sheet

July 4, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$842	$25,053	$1,280	$—	$27,175
Accounts and notes receivable	57,098	72,106	3,770	(120,499)	12,475
Inventory	—	30,602	2,762	—	33,364
Deferred income taxes	9,530	—	—	—	9,530
Prepaid expenses and other	220	10,572	48	—	10,840

Total current assets	67,690	138,333	7,860	(120,499)	93,384

Property and equipment	—	82,604	—	—	82,604
Intangibles	410,058	107,195	87	—	517,340
Other assets	7,294	316	(1)	—	7,609
Deferred income taxes	13,034	—	—	—	13,034
Investment in subsidiaries	223,752	—	—	(223,752)	—

Total assets	$721,828	$328,448	$7,946	$(344,251)	$713,971

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Accounts payable	$53,215	$82,904	$8,070	$(120,499)	$23,690
Current portion of long-term debt	1,650	121	—	—	1,771
Deferred revenue	—	2,454	1,010	—	3,464
Accrued taxes	20,719	(6,473)	443	—	14,689
Accrued payroll expense	—	8,832	996	—	9,828
Accrued interest	5,672	739	—	—	6,411
Other accrued expenses	257	5,570	697	—	6,524

Total current liabilities	81,513	94,147	11,216	(120,499)	66,377
Long-term debt, less current maturities	233,457	—	—	—	233,457
Other long-term liabilities	2,173	7,086	193	—	9,452

Total liabilities	317,143	101,233	11,409	(120,499)	309,286
Shareholder's equity
Common stock	—	—	—	—	—

Additional paid-in capital	322,152	—	—	—	322,152
Retained earnings	82,533	227,215	(3,463)	(223,752)	82,533

Total shareholders’ equity (deficit)	404,685	227,215	(3,463)	(223,752)	404,685

	$721,828	$328,448	$7,946	$(344,251)	$713,971

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended July 4, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$103,594	$26,981	$—	$130,575
Management fees	—	8,742	—	(8,211)	531
Equity earnings in subsidiaries	11,747	—	—	(11,747)	—

Total net revenues	11,747	112,336	26,981	(19,958)	131,106

Operating costs and expenses:
Cost of goods sold	—	39,882	9,771	—	49,653
Selling, general and administrative expenses	1,056	59,039	18,898	(8,211)	70,782

Total operating costs and expenses	1,056	98,921	28,669	(8,211)	120,435

Income from operations	10,691	13,415	(1,688)	(11,747)	10,671

Interest expense, net	4,927	(22)	—	—	4,905

Income tax expense	2,527	(15)	17	—	2,529

Net income (loss)	$3,237	$13,452	$(1,705)	$(11,747)	$3,237

Condensed Consolidating Statement of Operations For the Twenty-Six Weeks Ended July 4, 2009 (in thousands) (unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:

Optical sales	$—	$229,950	$60,298	$—	$290,248
Management fees	—	20,228	13	(18,920)	1,321
Equity earnings in subsidiaries	46,381	—	—	(46,381)	—

Total net revenues	46,381	250,178	60,311	(65,301)	291,569
Operating costs and expenses:
Cost of goods sold	—	80,332	23,726	—	104,058
Selling, general and administrative expenses	2,669	122,763	37,306	(18,920)	143,818

Total operating costs and expenses	2,669	203,095	61,032	(18,920)	247,876

Income from operations	43,712	47,083	(721)	(46,381)	43,693
Interest expense, net	9,930	(21)	—	—	9,909

Income tax expense	13,531	(15)	17	—	13,533

Net income (loss)	$20,251	$47,119	$(738)	$(46,381)	$20,251

Condensed Consolidating Statements of Cash Flows

For the Twenty-Six Weeks Ended July 4, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:

Net income	$20,251	$47,119	$(738)	$(46,381)	20,251
Adjustments to reconcile net income to net
Cash provided by (used in) operating activities:
Depreciation and amortization	176	10,088	—	—	10,264
Amortization of debt issue costs	217	—	—	—	217
Deferred liabilities and other	—	103	85	—	188
Equity earnings in subsidiaries	(46,380)	—	—	46,380	—

Increase/(decrease) in operating assets and liabilities	28,056	(29,093)	1,123	1	87

Net cash provided by (used in) operating activities	2,320	28,217	470	—	31,007

Cash flows from investing activities:
Acquisition of property and equipment	—	(16,229)	—	—	(16,229)
Dividend distributions	9,435	(9,435)	—	—	—

Net cash provided by (used in) investing activities	9,435	(25,664)	—	—	(16,229)

Cash flows from financing activities:

Capital contributions	(10,870)	10,870	—	—	—

Payments on debt and capital leases	(825)	(238)	—	—	(1,063)

Net cash provided by (used in) financing activities	(11,695)	10,632	—	—	(1,063)

Net increase in cash and cash equivalents	60	13,185	470	—	13,715

Cash and cash equivalents at beginning of period	782	11,868	810	—	13,460

Cash and cash equivalents at end of period	$842	$25,053	$1,280	$—	$27,175

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

Introduction

The following management’s discussion and analysis (“MD&A”) section is intended to help the reader better understand our results of operations and financial condition. This section is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our MD&A section, financial statements and accompanying notes to the financial statements in our 2008 Form 10-K.

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 438 stores in 36 states, including 368 directly-owned stores and 70 stores owned by a professional corporation or other entity owned by an optometrist (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 368 directly-owned stores, as well as the results of 57 of the 70 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 425 consolidated stores as well as management fee from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 425 consolidated stores, as well as the professional fees of the optometrists at 226 of the stores. These 226 stores include 116 stores where the optometrist is our employee or an independent contractor, the 57 stores operated by an OD PC that are consolidated in our results and the 53 stores with independent optometrists for whom we provide management services. The management fee from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expense related to opening new stores adversely affects our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we opened 7 new stores during the thirteen weeks ended July 4, 2009, bringing our year to date total to 16, and we believe the opportunity exists to open approximately 4 additional new stores in fiscal 2009 in existing markets. We opened 22 new stores in fiscal 2008, 8 of those locations opening during the thirteen weeks ended June 28, 2008. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 28, 2008		July 4, 2009		June 28, 2008		July 4, 2009
Statement of Income Data:
NET REVENUES:
Optical sales	99.5%		99.6%		99.4%		99.5%
Management fee	0.5		0.4		0.6		0.5

Total net revenues	100.0		100.0		100.0		100.0
OPERATING COSTS AND EXPENSES:
Cost of goods sold	35.3	*	38.0	*	33.9	*	35.9	*
Selling, general and administrative expenses	52.8	*	54.2	*	49.8	*	49.6	*
Total operating costs and expenses	87.7		91.9		83.2		85.0

INCOME FROM OPERATIONS	12.3		8.1		16.8		15.0
INTEREST EXPENSE, NET	4.6		3.7		4.1		3.4
INCOME TAX EXPENSE	3.1		1.9		5.2		4.6

NET INCOME	4.6%		2.5%		7.5%		6.9%

*	Percentages based on optical sales only

The Thirteen Weeks Ended July 4, 2009 Compared to the Thirteen Weeks Ended June 28, 2008.

Net Revenues. Net revenues increased to $131.1 million for the thirteen weeks ended July 4, 2009 from $128.1 million for the thirteen weeks ended June 28, 2008. The increase in revenues was driven by new store openings. Net revenues attributable to new stores opened in the second quarter of fiscal 2009 were $0.8 million. The increase in net revenues attributable to the effect of new stores opened in fiscal 2008 being open in the second quarter of fiscal 2009 was $1.9 million. Comparable store sales declined to (1.6%) for the second quarter of fiscal 2009. This decline was driven by a decrease in comparable transactions of (6.9%), a reflection of the slower volumes most retailers are experiencing in the current economic climate. This decline was offset by an increase of 5.3% in average ticket price, primarily driven by the continued increase in the sale of premium lenses and lens treatments. Total managed vision care sales increased by 30.7%, or $7.4 million. In addition, we opened 7 new stores in the second quarter of fiscal 2009 compared to 8 new stores in the second quarter of fiscal 2008.

Gross Profit. Gross profit on optical sales decreased to $80.9 million for the thirteen weeks ended July 4, 2009 from $82.5 million for the thirteen weeks ended June 28, 2008. Gross profit as a percentage of optical sales decreased to 62.0% for the thirteen weeks ended July 4, 2009 from 64.7% for the thirteen weeks ended June 28, 2008. The decrease in gross profit as a percentage of optical sales was largely the result of the increase in the sale of lower margin specialty and contact lenses and the increase in doctor payroll and lab expenses. Consistent with our strategy of investing in our customers and to provide the appropriate and expected level of service, both in eye exams and one hour lab processing, we maintain staffing levels that are not as efficient in periods of slower transaction volumes. This inefficiency was further impacted by increases in employee benefit spending related to our 2009 annual medical plan enhancements. This increased spend is consistent with our strategy of investing in our employees and has led to decreased employee turnover when compared to fiscal 2008, an improvement that will result in future customer service and training expense benefits.

Selling General & Administrative Expenses (SG&A). SG&A increased to $70.8 million for the thirteen weeks ended July 4, 2009 from $67.3 million for the thirteen weeks ended June 28, 2008. SG&A, as a percentage of optical sales, increased to 54.2% for the thirteen weeks ended July 4, 2009 from 52.8% for the thirteen weeks ended June 28, 2008. This percentage increase was largely due to an increase in employee benefit expenses and the deleveraging of occupancy expenses offset by expense control initiatives in retail expenditures.

Net Interest Expense. Net interest expense decreased to $4.9 million for the thirteen weeks ended July 4, 2009 from $5.9 million for the thirteen weeks ended June 28, 2008. This decrease was primarily due to lower interest rates on the portion of our debt that has variable interest rates as well as lower outstanding debt balances as a result of a principal payment made during fiscal 2008.

Income Tax Expense. Income tax expense decreased to $2.5 million for the thirteen weeks ended July 4, 2009 from $3.9 million for the thirteen weeks ended June 28, 2008 primarily due to a $4.1 million decrease in income before taxes. Our effective tax rate was 43.8% for the thirteen weeks ended July 4, 2009 and 39.8% for the thirteen weeks ended June 30, 2008.

Net Income. Net income decreased to $3.2 million for the thirteen weeks ended July 4, 2009 compared from $5.9 million for the thirteen weeks ended June 28, 2008.

The Twenty-Six Weeks Ended July 4, 2009 Compared to the Twenty-Six Weeks Ended June 28, 2008.

Net Revenues. Net revenues increased to $291.6 million for the twenty-six weeks ended July 4, 2009 from $275.1 million for the twenty-six weeks ended June 28, 2008. The increase in revenues was primarily driven by a 2.2% increase in comparable store sales and new store openings. Net revenues attributable to new stores that opened in the first twenty-six weeks of fiscal 2009 were $3.5 million. The increase in net revenues attributable to the effect of new stores opened in fiscal 2008 being open in the first two quarters of fiscal 2009 was $3.8 million. While comparable sales increased to 2.2% for the twenty-six week period ended July 4, 2009, the increase was driven by an increase in average ticket of 5.4%, which was offset by a decline in comparable transactions of (3.2%). The increase in average ticket was driven by the continued increase in the sale of premium lenses. The decline in comparable transactions was a reflection of the slower volumes experienced by most retailers in the current economic climate. Total managed vision care sales increased by 15.9%, or $13.2 million. In addition, we opened 16 new stores in the first twenty-six weeks of fiscal 2009 and closed 4.

Gross Profit. Gross profit on optical sales increased to $186.2 million for the twenty-six weeks ended July 4, 2009 from $180.9 million for the twenty-six weeks ended June 28, 2008. Gross profit as a percentage of optical sales decreased to 64.2% for the twenty-six weeks ended July 4, 2009 from 66.1% for the twenty-six weeks ended June 28, 2008. The decrease in gross profit as a percentage of optical sales was largely the result of the increase in the sale of lower margin specialty lenses and the increase in doctor payroll and lab expenditures. Consistent with our strategy of investing in our customers and to provide the appropriate and expected level of service, both in eye exams and one hour lab processing, we maintain staffing levels that are not as efficient in periods of slower transaction volumes. This inefficiency was further impacted by increases in employee benefit spending related to our 2009 annual medical plan enhancements. This increased spend is consistent with our strategy of investing in our employees and has led to decreased employee turnover when compared to fiscal 2008, an improvement that will result in future customer service and training expense benefits.

Selling General & Administrative Expenses (SG&A). SG&A increased to $143.8 million for the twenty-six weeks ended July 4, 2009 from $136.3 million for the twenty-six weeks ended June 28, 2008. SG&A, as a percentage of optical sales, decreased to 49.5% for the twenty-six weeks ended July 4, 2009 from 49.8% for the twenty-six weeks ended June 28, 2008. This percentage increase was largely due to an increase in employee benefit expenses offset by leveraging of overhead expenditures and expense control initiatives in retail expenditures and advertising.

Net Interest Expense. Net interest expense decreased to $9.9 million for the twenty-six weeks ended July 4, 2009 from $11.4 million for the twenty-six weeks ended June 28, 2008. This decrease was primarily due to lower interest rates on the portion of our debt that has variable interest rates as well as lower outstanding debt balances as a result of a principal payment made during fiscal 2008.

Income Tax Expense. Income tax expense decreased to $13.5 million for the twenty-six weeks ended July 4, 2009 from $14.3 million for the twenty-six weeks ended June 28, 2008, primarily due to the $1.0 million decrease in income before taxes. Our effective tax rate was 40.1% for the twenty-six weeks ended July 4, 2009 compared to 41.0% for the twenty-six weeks ended June 28, 2008.

Net Income. Net income decreased to $20.3 million for the twenty-six weeks ended July 4, 2009 compared to $20.5 million for the twenty-six weeks ended June 28, 2008.

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

Cash flows from operating activities provided net cash of $31.0 million for the twenty-six weeks ended July 4, 2009 and $36.8 million for the twenty-six weeks ended June 28, 2008. Our other sources of working capital are cash on hand and funding from the revolving portion of our Credit Facility (as defined below). As of July 4, 2009, we had $27.2 million of cash available to meet our obligations. We had $22.4 million of borrowings available under the $25.0 million Revolver (as defined below) revolving portion of our Credit Facility, excluding $2.6 million letters of credit outstanding. The Revolver terminates on March 1, 2010, with any outstanding balances due at that time.

Payment on debt has been our principal financing activity. Cash flows used in financing activities were $1.1 million for the twenty-six weeks ended July 4, 2009 and for the twenty-six weeks ended June 28, 2008 and related solely to the payment of debt.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $27.0 million as of July 4, 2009. Our working capital was $6.2 million as of January 3, 2009. The increase in working capital is primarily due to accumulation of cash as we have made no voluntary prepayments of our Credit Facility during the first two quarters of fiscal 2009.

Capital expenditures were $16.2 million for the twenty-six weeks ended July 4, 2009 compared to $15.3 million for the twenty-six weeks ended June 28, 2008. Capital expenditures for all of fiscal 2009 are projected to be approximately $25.6 million. Of the planned fiscal 2009 capital expenditures, approximately $9.3 million is related to commitments for new stores and approximately $16.3 million is expected to be for improvement of existing facilities and systems including the completion of our central lab facility relocation.

Based upon current operations, we believe that our cash flows from operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve months with the exception of capital contributions from HVHC. Any such future contributions will be used for capital expenditures in excess of our annual maximum capital expenditure limit under the Credit Facility. Our ability to satisfy our financial covenants under our Credit Facility, meet our debt service obligations and reduce our debt will be dependent on our future performance, which, in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our Credit Facility and the Notes at maturity will likely require additional financing, which may not be available to us in the future on acceptable terms, if at all. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Long-Term Debt

Credit Facility

In March 2005, the Company entered into a credit agreement which provided for $165.0 million in term loans (the “Term Loan Facility”) and $25.0 million in revolving credit facilities (the “Revolver” and together with the Term Loan Facility, the “Credit Facility”). The borrowings under the Credit Facility together with the net proceeds from the offering of the Initial Notes (as defined below) and the equity investment of Moulin Global Eyecare Holdings Limited and Golden Gate Capital were used to: (i) pay a cash portion of the purchase price for the equity interests held by Thomas H. Lee Partners in us and sold to ECCA Holdings Corporation in March 2005, (ii) repay debt outstanding under a previous credit facility, (iii) retire old notes, (iv) pay the related tender premium and accrued interest and (v) pay the related transaction fees and expenses. The remainder of the Credit Facility is available to finance working capital requirements and general corporate purposes.

On December 21, 2006, we obtained a second amendment and consent to our Credit Facility (the “2006 Amendment”). The 2006 Amendment primarily reduced the interest rate on the Credit Facility and changed several covenants. A prepayment of $25.0 million in principal was made in conjunction with the lenders’ approval of the 2006 Amendment and a prepayment of $9.0 million in principal was made in conjunction with the filing of the Form 10-K in March, 2007, as required under the 2006 Amendment. Additional voluntary prepayments totaling $20.0 million were made throughout the fiscal year ended December 29, 2007 (“fiscal 2007”).

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

Amortization payments. Prior to the maturity date of March 2010, funds borrowed under the Revolver may be borrowed, repaid and re-borrowed, without premium or penalty. The Term Loan Facility began amortizing in the third quarter of fiscal year ended December 31, 2005 and continues through the date of maturity in fiscal 2012 according to the following schedule:

Year	(in millions)
2009	0.82
2010	1.65
2011	1.65
2012	80.28

$84.40

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

As of July 4, 2009 we were in compliance with all of our financial covenants.

Mandatory prepayment. We are required to make a mandatory annual prepayment of the Term Loan Facility based on our excess cash flows which is determined by our leverage ratio as defined in the

Credit Facility. In 2007, we made voluntary prepayments of $21.3 million and an additional prepayment of $9.0 million related to the 2006 Amendment. Due to this $30.2 million prepayment, no excess cash flow payment was necessary for our 2007 results. In 2008, we made a prepayment of $20.0 million in principal related to the 2008 Amendment. Due to this $20.0 million prepayment, no excess cash flow payment was necessary for our Fiscal 2008 results. In addition, we are required to make a mandatory prepayment of the Term Loan Facility with:

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

Off-balance sheet arrangements. As of July 4, 2009, our only off-balance sheet arrangements were letters of credit, in the amount of $2.6 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our Credit Facility. These letters of credit are held by our insurance carriers in lieu of actual cash deposits and can be called to cover our claims payments if we fail to directly pay the carriers. By maintaining these letters of credit we are able to utilize the cash for operating purposes and pay minimal fees under the Credit Facility.

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

We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There has been no material change in our market risk during the thirteen weeks ended July 4, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2008 Form 10-K.

Our primary market risk exposure is interest rate risk. As of July 4, 2009, approximately $84.4 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $84.4 million in long-term borrowings, our annual interest expense would change by approximately $0.8 million.

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

There has been no change in our internal controls over financial reporting that occurred during the thirteen weeks ended July 4, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There are no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that has arisen during the thirteen weeks ended July 4, 2009. For further discussion, please refer to our 2008 Form 10-K.

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

Date: August 14, 2009

by: /s/ Jennifer L. Taylor
Jennifer L. Taylor
Executive Vice President and Chief Financial Officer