Form 10-Q
period 2009-10-03
EYE CARE CENTERS OF AMERICA INC
filed 2009-11-12
CIK 759896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Class	Outstanding at November 12, 2009
Common Stock, $.01 par value	10,000 shares

EYE CARE CENTERS OF AMERICA, INC.

INDEX

		Page Number
Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at January 3, 2009 (Unaudited) and October 3, 2009 (Unaudited)	2

	Condensed Consolidated Statements of Operations for the Thirteen Weeks Ended September 27, 2008 (Unaudited) and October 3, 2009 (Unaudited) and for the Thirty-nine Weeks Ended September 27, 2008 (Unaudited) and October 3, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended September 27, 2008 (Unaudited) and October 3, 2009 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements	5-15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27-28

Item 4T.	Controls and Procedures	28

Part II - Other Information

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands / unaudited)

	January 3, 2009	October 3, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,460	$36,850
Accounts receivable, net	13,851	11,972
Inventory, net	33,884	34,292
Deferred income taxes, net	5,833	9,530
Prepaid expenses and other	9,509	9,646

Total current assets	76,537	102,290

PROPERTY & EQUIPMENT, net	76,520	81,092
GOODWILL	523,377	517,340
OTHER ASSETS	7,862	7,475
DEFERRED INCOME TAXES, net	13,469	12,857

Total assets	$697,765	$721,054

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,652	$25,310
Current maturities of long-term debt	1,957	1,737
Deferred revenue	3,919	3,195
Accrued taxes	9,600	18,340
Accrued payroll expense	12,200	10,450
Accrued interest	6,657	2,330
Other accrued expenses	7,318	6,626

Total current liabilities	70,303	67,988
LONG TERM DEBT, less current maturities	234,219	233,079
OTHER LONG-TERM LIABILITIES	8,809	9,861

Total liabilities	313,331	310,928

SHAREHOLDER’S EQUITY:
Common stock	—	—
Additional paid-in capital	322,152	322,152
Retained earnings	62,282	87,974

Total shareholder’s equity	384,434	410,126

	$697,765	$721,054

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(dollars in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2008	October 3, 2009	September 27, 2008	October 3, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
NET REVENUES:
Optical sales	$133,658	$135,449	$407,196	$425,710
Management fee	725	672	2,283	1,980

Total net revenues	134,383	136,121	409,479	427,690

OPERATING COSTS AND EXPENSES:
Cost of goods sold	46,726	49,749	139,381	153,807
Selling, general and administrative expenses	68,286	72,050	204,601	215,868

Total operating costs and expenses	115,012	121,799	343,982	369,675

INCOME FROM OPERATIONS	19,371	14,322	65,497	58,015
INTEREST EXPENSE, NET	5,561	4,844	16,913	14,752

INCOME BEFORE INCOME TAXES	13,810	9,478	48,584	43,263
INCOME TAX EXPENSE	5,601	4,037	19,869	17,571

NET INCOME	$8,209	$5,441	$28,715	$25,692

See Notes to Consolidated Financial Statements

EYE CARE CENTERS OF AMERICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Thirty-Nine Weeks Ended
	September 27, 2008	October 3, 2009
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,715	$25,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,100	15,721
Amortization of debt issue costs	223	306
Deferred liabilities and other	2,736	328
Increase in operating assets and liabilities	11,136	2,950

Net cash provided by operating activities	56,910	44,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(21,369)	(20,097)

Net cash used in investing activities	(21,369)	(20,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on debt and capital leases	(1,673)	(1,510)

Net cash used in in financing activities	(1,673)	(1,510)

NET INCREASE IN CASH	33,868	23,390
CASH AND CASH EQUIVALENTS, beginning of period	5,637	13,460

CASH AND CASH EQUIVALENTS, end of period	$39,505	$36,850

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

We have prepared the accompanying condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information reflects all normal and recurring adjustments which in the opinion of the management are necessary for a fair presentation of our financial position and our results of operations for the interim periods set forth herein.

Operating results for the thirteen and thirty-nine week periods ended October 3, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2010 (“fiscal 2009”). For further information, refer to the consolidated financial statements and footnotes thereto included our Annual Report on Form 10-K for the year ended January 3, 2009 (“fiscal 2008”).

2. Related Party Transactions

On August 1, 2006, ECCA Holdings Corporation (“ECCA Holdings”) was merged with a wholly-owned subsidiary of HVHC Inc. (“HVHC”), a subsidiary of Highmark Inc. (“Highmark”), with ECCA Holdings being the surviving corporation and becoming a wholly-owned subsidiary of HVHC (the “Highmark Acquisition”). We are owned by ECCA Holdings and as a result of the merger became an indirect wholly-owned subsidiary of Highmark. We paid Highmark and its affiliates $0.6 million for management fees during the thirty-nine weeks ended September 27, 2008 and October 3, 2009 respectively. As part of our tax sharing arrangement, we paid Highmark $6.2 million and $3.9 million for state and federal taxes during the thirty-nine weeks ended September 27, 2008 and October 3, 2009, respectively.

HVHC also owns Davis Vision, Inc. (together with its subsidiaries, “Davis”), a national vision managed care and optical retail company, and Viva Optique, Inc. (together with its subsidiaries, “Viva”), an international designer and distributor of eyewear and sun wear. We recorded revenue of $12.8 million and $15.8 million, during the thirty-nine weeks ended September 27, 2008 and October 3, 2009, respectively, related to managed care reimbursements due from Davis and have a receivable of $1.8 million and $1.6 million, related to these revenues for the periods ended January 3, 2009 and October 3, 2009, respectively. In addition, in January 2009, we began contracting the administration of our self-insured employees’ vision plan through Davis. We paid $0.6 million in claims and administrative fees to Davis during the thirty-nine weeks ended October 3, 2009.

We purchased $7.4 million and $7.7 million of frame product from Viva during the thirty-nine weeks ended September 27, 2008 and October 3, 2009, respectively. We recorded cost of goods sold related to products purchased from Viva that were sold to our customers of $7.3 million and $5.6 million, during the thirty-nine weeks ended September 27, 2008 and October 3, 2009, respectively. We had a related payable to Viva of $1.7 million and $1.3 million as of January 3, 2009 and October 3, 2009, respectively.

From June 2007 through December 2008, we contracted directly with Highmark for the administration of our self-insured employees’ health insurance. We incurred $8.4 million and $2.4 million in employee health claims and administrative fees during the thirty-nine weeks ended September 27, 2008 and October 3, 2009, respectively that were administered and paid by Highmark. In January 2009, HVHC began contracting the administration of all the self-insured employees’ health insurance for us, Davis and Viva through Highmark. We paid $15.6 million in claims and administrative fees to HVHC during the thirty-nine weeks ended October 3, 2009.

On May 7, 2009, Highmark acquired $65.4 million of ECCA’s 10 3/4% Senior Subordinated Notes due 2015 (the “Notes”). On June 8, 2009, Highmark acquired an additional $0.2 million in Notes. The accumulated interest on the $65.6 million in bonds is $1.0 million through October 3, 2009. We paid $2.0 million in interest to Highmark during the thirty-nine weeks ended October 3, 2009.

3. Income Taxes

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

The FASB provides additional guidance on accounting for uncertainty in income taxes using the liability method. We use this guidance to determine any impact of unrecognized tax benefits or liabilities that would affect our effective tax rate. At January 3, 2009 and October 3, 2009, we had approximately $3.9 million and $4.5 million, respectively, of gross liabilities related to unrecognized tax benefits which would affect our effective tax rate if recognized. We don’t expect that there will be any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 3, 2009	$3,868
Additions based on tax provisions related to the prior year	103
Additions based on tax provisions related to the current year	612
Release based on tax provisions related to the prior year	(103)

Balance at October 3, 2009	$4,480

An IRS audit of the fifty-nine day period ended March 1, 2005 was completed in fiscal 2006 with no material impact on income taxes. With the exception of this audit, the tax years 2003 through 2008 remain open to examination by the Internal Revenue Service. Additionally, we operate in multiple taxing jurisdictions and are subject to various state income tax examinations for the 2003 through 2008 calendar tax years. We are not currently under any state income tax examinations.

At the time of the Highmark Acquisition in August 2006, we had approximately $15.1 million of unamortized deferred financing costs related to its previously issued debt. We appropriately recorded the fair value of debt at the acquisition date; however, we did not recognize the long term deferred tax asset related to the continuing amortization expense that was deductible for income tax purposes. We adjusted Goodwill by $6 million to reflect the unamortized balance of this tax asset at April 4, 2009. The adjustment does not affect net income for any period.

4. Accounting Standards and Disclosures

In April 2009, the Financial Standards Board (FASB) issued accounting guidance on fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This accounting guidance does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In April 2009, the FASB also issued additional accounting guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In April 2009, the FASB also issued guidance on the recognition and presentation of other-than-temporary impairments, which amends previous guidance on the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009 and applies to our disclosures beginning with our second fiscal quarter of 2009. Our adoption of this standard did not have a material impact on our financial condition, results of operations or liquidity.

In May 2009, the FASB issued guidance on subsequent events which expands disclosures of subsequent events and requires management to disclose the date through which subsequent events have been evaluated. This guidance is effective for interim reporting periods ending after June 15, 2009. Our adoption of this guidance did not have an impact on our financial condition or results of operations. Refer to Note 5 for the additional disclosure required by the new standard.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation for variable interest entities (VIE’s). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIE’s and any significant change in risk exposure due to that involvement, as well as how its involvement with VIE’s impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for fiscal years beginning after November 15, 2009.

In June 2009, the FASB also issued the FASB Accounting Standards Codification (Codification). The Codification is the single source for all authoritative GAAP recognized by the FASB and should be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and did not have an effect on our financial position, results of operations or liquidity.

We do not expect our adoption of these new accounting pronouncements will have a material impact on our financial condition or results of operations.

5. Subsequent Events

Management has evaluated subsequent events through November 12, 2009, which is the date the financial statements were issued and has determined that no material reportable events have occurred through that date.

6. Long Term Debt

Long-term debt outstanding, including capital lease obligations, consists of the following:

	January 3, 2009	October 3, 2009
Exchange Notes, face amount of $152,000, net of unamortized debt discount of $1,408 and $1,258, respectively	$150,592	$150,742
Term Loan Facility	85,225	83,988
Capital Lease	359	86
Revolver	—	—

	236,176	234,816
Less current portion	(1,957)	(1,737)

	234,219	233,079

7. Fair Value of Financial Instruments

As of January 3, 2009 and October 3, 2009 the fair value of our Notes was approximately $144.4 million and $156.2 million, respectively. The fair value of the capital lease obligations was approximately $0.4 and $0.1 million, respectively. The estimated fair value of the Notes is based primarily on quoted market prices for the same or similar issues and the estimated fair value of the capital lease obligation is based on the present value of estimated future cash flows. The carrying amounts of the variable rate credit facilities approximate their fair values.

Our receivables, payables, and accrued liabilities are current assets and obligations on normal terms and, accordingly, the recorded values are believed by management to approximate fair value.

8. Condensed Consolidating Information

On February 4, 2005, we issued $152.0 million aggregate principal amount of our 10 3/4% Senior Subordinated Notes (the “Initial Notes”) due 2015. We filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such exchanged notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the “Notes”). The registration statement was declared effective on September 26, 2005. The exchange period ended October 31, 2005. The Notes are the only notes we have which are currently outstanding.

The Notes were issued by us and are guaranteed by all of our subsidiaries (as the “Guarantor Subsidiaries”), but are not guaranteed by the ODs. The Guarantor Subsidiaries are wholly owned by us and the guarantees are full, unconditional and joint and several.

Presented on the following pages are our condensed consolidating financial statements (the issuer of the Notes), the Guarantor Subsidiaries and the non-guarantor subsidiaries as of and for the thirty-nine weeks ended October 3, 2009. The equity method has been used with respect to our investments in our subsidiaries.

As of October 3, 2009, the Guarantor Subsidiaries include Enclave Advancement Group, Inc., ECCA Managed Vision Care, Inc., Visionworks, Inc., Visionary Retail Management, Inc., Visionary Properties, Inc., Vision World, Inc., Stein Optical, Inc., Eye DRx Retail Management, Inc., Visionary Lab Services, Ltd., EyeMasters of Texas, Ltd., EyeMasters, Inc., ECCA Management Services, Ltd., ECCA Distribution Services, Ltd., ECCA Enterprises, Inc., ECCA Management Investments, Inc., ECCA Management, Inc., EyeMasters of Texas Investments, Inc., EyeMasters of Texas Management, Inc., ECCA Distribution Investments, Inc., ECCA Distribution Management, Inc., Visionary Lab Investments, Inc., Visionary Lab Management, Inc., Visionworks Holdings, Inc., Metropolitan Vision Services, Inc., Hour Eyes, Inc., and Eye Care Holdings, Inc.

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

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended September 27, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$(200)	$106,718	$27,140	$—	$133,658
Management fees	—	9,321	—	(8,596)	725

Total net revenues	(200)	116,039	27,140	(8,596)	134,383
Operating costs and expenses:
Cost of goods sold	—	36,721	10,005		46,726
Selling, general and administrative expenses	1,163	58,177	17,542	(8,596)	68,286

Total operating costs and expenses	1,163	94,898	27,547	(8,596)	115,012

Income (loss) from operations	(1,363)	21,141	(407)	—	19,371
Interest expense (income), net	5,609	(48)	—	—	5,561
Income tax expense	5,601	—	—	—	5,601
Equity earnings in subsidiaries	20,782	—	—	(20,782)	—

Net income (loss)	$8,209	$21,189	$(407)	$(20,782)	$8,209

Condensed Consolidating Statement of Operations

For the Thirty-Nine Weeks Ended September 27, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$(200)	$323,407	$83,989	$—	$407,196
Management fees	—	29,691		(27,408)	2,283

Total net revenues	(200)	353,098	83,989	(27,408)	409,479
Operating costs and expenses:
Cost of goods sold	—	108,504	30,877	—	139,381
Selling, general and administrative expenses	3,582	174,908	53,519	(27,408)	204,601

Total operating costs and expenses	3,582	283,412	84,396	(27,408)	343,982

Income (loss) from operations	(3,782)	69,686	(407)	—	65,497
Interest expense, net	16,274	639	—	—	16,913
Income tax expense	19,869				19,869
Equity earnings in subsidiaries	68,640			(68,640)

Net income (loss)	$28,715	$69,047	$(407)	$(68,640)	$28,715

Condensed Consolidating Statements of Cash Flows

For the Thirty-Nine Weeks Ended September 27, 2008

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$28,715	$69,045	$(407)	$(68,638)	28,715
Adjustments to reconcile net income (loss) to net Cash provided by (used in) operating activities:
Depreciation and amortization	206	13,894	—	—	14,100
Amortization of debt issue costs	214	9	—	—	223
Deferred liabilities and other	(288)	3,001	23	—	2,736
Equity earnings in subsidiaries	(68,641)	—	—	68,641	—
Increase/(decrease) in operating assets and liabilities	41,028	(30,646)	757	(3)	11,136

Net cash provided by operating activities	1,234	55,303	373	—	56,910

Cash flows from investing activities:
Acquisition of property and equipment	—	(21,369)	—		(21,369)
Dividend distributions	37,013	(37,013)	—	—	—

Net cash used in investing activities	—	(21,369)	—	—	(21,369)

Cash flows from financing activities:
Capital contributions	(16,760)	16,760	—	—	—
Payments on debt and capital leases	(1,237)	(436)	—		(1,673)

Net cash used in financing activities	(17,997)	16,324	—	—	(1,673)

Net increase (decrease) in cash and cash equivalents	(16,763)	50,258	373	—	33,868
Cash and cash equivalents at beginning of period	(53)	5,211	479		5,637

Cash and cash equivalents at end of period	$(16,816)	$55,469	$852	$—	$39,505

Condensed Consolidating Balance Sheet

October 3, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
ASSETS
Current assets:
Cash and cash equivalents	$1,989	$33,824	$1,037	$—	$36,850
Accounts and notes receivable	36,804	76,137	4,576	(105,545)	11,972
Inventory	—	31,319	2,973	—	34,292
Deferred income taxes, net	9,530	—	—	—	9,530
Prepaid expenses and other	271	9,324	51	—	9,646

Total current assets	48,594	150,604	8,637	(105,545)	102,290
Property and equipment	—	81,092	—	—	81,092
Intangibles	410,058	107,195	87	—	517,340
Other assets	7,163	313	(1)	—	7,475
Deferred income taxes, net	12,857	—	—	—	12,857
Investment in subsidiaries	239,148	—	—	(239,148)	—

Total Assets	$717,820	$339,204	$8,723	$(344,693)	$721,054

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$54,076	$67,286	$9,493	$(105,545)	$25,310
Current portion of long-term debt	1,650	87	—	—	1,737
Deferred revenue	—	2,294	901	—	3,195
Accrued payroll expense	—	9,496	954	—	10,450
Accrued taxes	14,899	2,966	475	—	18,340
Accrued interest	1,591	739	—	—	2,330
Other accrued expenses	226	5,553	847	—	6,626

Total current liabilities	72,442	88,421	12,670	(105,545)	67,988
Long-term debt, less current maturities	233,079	—	—		233,079
Other long-term liabilities	2,173	7,364	324		9,861

Total liabilities	307,694	95,785	12,994	(105,545)	310,928

Shareholders’ equity (deficit):
Common stock	—	—	—		—
Additional paid-in capital	322,152	—	—	—	322,152
Retained earnings	87,974	243,419	(4,271)	(239,148)	87,974

Total shareholders’ equity (deficit)	410,126	243,419	(4,271)	(239,148)	410,126

	$717,820	$339,204	$8,723	$(344,693)	$721,054

Condensed Consolidating Statement of Operations

For the Thirteen Weeks Ended October 3, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$106,801	$28,648	$—	$135,449
Management fees	—	9,426	—	(8,754)	672

Total net revenues	—	116,227	28,648	(8,754)	136,121
Operating costs and expenses:
Cost of goods sold	—	38,194	11,555		49,749
Selling, general and administrative expenses	1,035	61,867	17,902	(8,754)	72,050

Total operating costs and expenses	1,035	100,061	29,457	(8,754)	121,799

Income (loss) from operations	(1,035)	16,166	(809)	—	14,322
Interest expense (income), net	4,881	(37)	—	—	4,844
Income tax expense	4,037	—	—	—	4,037
Equity earnings in subsidiaries	15,396	—	—	(15,396)	—

Net income (loss)	$5,443	$16,203	$(809)	$(15,396)	$5,441

Condensed Consolidating Statement of Operations

For the Thirty-Nine Weeks Ended October 3, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Revenues:
Optical sales	$—	$336,751	$88,959	$—	$425,710
Management fees	—	29,654		(27,674)	1,980

Total net revenues	—	366,405	88,959	(27,674)	427,690
Operating costs and expenses:
Cost of goods sold	—	118,526	35,281	—	153,807
Selling, general and administrative expenses	3,704	184,630	55,208	(27,674)	215,868

Total operating costs and expenses	3,704	303,156	90,489	(27,674)	369,675

Income (loss) from operations	(3,704)	63,249	(1,530)	—	58,015
Interest expense (income), net	14,810	(58)	—	—	14,752
Income tax expense	17,571	—	—		17,571
Equity earnings in subsidiaries	61,777	—	—	(61,777)	—

Net income (loss)	$25,692	$63,307	$(1,530)	$(61,777)	$25,692

Condensed Consolidating Statements of Cash Flows

For the Thirty-Nine Weeks Ended October 3, 2009

(in thousands)

(unaudited)

	Parent	Guarantor Subsidiaries	ODs	Eliminations	Consolidated Company
Cash flows from operating activities:
Net income (loss)	$25,692	$63,323	$(1,546)	$(61,777)	25,692
Adjustments to reconcile net income (loss) to net Cash provided by (used in) operating activities:
Depreciation and amortization	253	15,468	—	—	15,721
Amortization of debt issue costs	306	—	—	—	306
Deferred liabilities and other	—	221	107	—	328
Equity earnings in subsidiaries	(61,777)	—	—	61,777	—
Increase/(decrease) in operating assets and liabilities	37,971	(36,687)	1,666	—	2,950

Net cash provided by operating activities	2,445	42,325	227	—	44,997

Cash flows from investing activities:
Acquisition of property and equipment	—	(20,097)	—		(20,097)
Dividend distributions	17,585	(17,585)	—	—	—

Net cash used in investing activities	17,585	(37,682)	—	—	(20,097)

Cash flows from financing activities:
Capital contributions	(11,750)	11,750	—	—	—
Payments on debt and capital leases	(1,238)	(272)	—		(1,510)

Net cash used in financing activities	(12,988)	11,478	—	—	(1,510)

Net increase in cash and cash equivalents	7,042	16,121	227	—	23,390
Cash and cash equivalents at beginning of period	782	11,868	810		13,460

Cash and cash equivalents at end of period	$7,824	$27,989	$1,037	$—	$36,850

9. Commitments and contingencies

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

We are the third largest operator of optical retail stores in the United States as measured by revenue. We currently operate 439 stores in 36 states, including 368 directly-owned stores and 71 stores owned by a professional corporation or other entity owned by an optometrist (an “OD PC”), which we manage under long-term management agreements. Our consolidated financial information includes the results of our 368 directly-owned stores, as well as the results of 58 of the 71 stores operated by an OD PC. The remaining 13 stores operated by an OD PC are not consolidated and we recognize as management fee revenue only the cash flows we earn pursuant to the terms of management agreements for those 13 OD PC-operated stores.

Our net revenues are comprised of optical sales, net of discounts and promotions, from our 426 consolidated stores as well as management fees from the 13 stores owned by OD PCs that are not consolidated in our results. Optical sales include sales of frames, lenses (including lens treatments), contact lenses and eyeglass warranties at all of our 426 consolidated stores, as well as the professional fees of the optometrists at 227 of the stores. These 227 stores include 116 stores where the optometrist is our employee or an independent contractor, the 58 stores operated by an OD PC that are consolidated in our results and the 53 stores with independent optometrists for whom we provide management services. The management fee from the 13 unconsolidated OD PC-operated stores are based on the performance of the stores.

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

We also grow optical sales and leverage costs through selective store base expansion by opening new stores in targeted markets. Until a new store matures, its operating costs as a percentage of optical sales are generally higher than that of an established store. Accordingly, the expense related to opening new stores adversely affects our results in that period. Over the longer term, opening a new store in an existing market allows us to leverage existing advertising, field management and overhead to mitigate margin pressure. When entering a new market, we seek to achieve sufficient market penetration to generate brand awareness and economies of scale in advertising, field management and overhead. Consistent with our strategic objectives, we opened 2 new stores during the thirteen weeks ended October 3, 2009, bringing our year to date total to 18, and we believe the opportunity exists to open approximately 2 additional new stores in fiscal 2009 in existing markets. We opened 22 new stores in fiscal 2008; 7 of those locations opening during the thirteen weeks ended September 27, 2008. We also manage costs by closing stores that do not meet our performance expectations. Store openings and store closures affect period over period comparisons.

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

	Thirteen Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2008		October 3, 2009		September 27, 2008		October 3, 2009
Statement of Income Data:
NET REVENUES:
Optical sales	99.5%		99.5%		99.4%		99.5%
Management fee	0.5		0.5		0.6		0.5

Total net revenues	100.0		100.0		100.0		100.0
OPERATING COSTS AND EXPENSES:
Cost of goods sold	35.0	*	36.7	*	34.2	*	36.10	*
Selling, general and administrative expenses	51.1	*	53.2	*	50.2	*	50.7	*
Total operating costs and expenses	85.6		89.5		84.0		86.4

INCOME FROM OPERATIONS	14.4		10.5		16.0		13.6
INTEREST EXPENSE, NET	4.1		3.6		4.1		3.5
INCOME TAX EXPENSE	4.2		3.0		4.9		4.1

NET INCOME	6.1%		4.0%		7.0%		6.0%

*	Percentages based on optical sales only

The Thirteen Weeks Ended October 3, 2009 Compared to the Thirteen Weeks Ended September 27, 2008.

Net Revenues. Net revenues increased to $136.1 million for the thirteen weeks ended October 3, 2009 from $134.4 million for the thirteen weeks ended September 27, 2008. The increase in revenues was driven by new store openings. Net revenues attributable to new stores opened in the third quarter of fiscal 2009 were $0.4 million. The increase in net revenues attributable to the effect of new stores opened in fiscal 2008 being open in the third quarter of fiscal 2009 was $4.5 million. Comparable store sales declined to a negative -2.0% for the third quarter of fiscal 2009. This decline was driven by a decrease in comparable transactions of negative -7.1%, a reflection of the slower volumes most retailers are experiencing in the current economic climate. This decline was offset by an increase of 5.4% in average ticket price, primarily driven by the continued increase in the sale of premium lenses and lens treatments. Total managed vision care sales increased by 11.7%, or $4.9 million. In addition, we opened 2 new stores in the third quarter of fiscal 2009 compared to 7 new stores in the third quarter of fiscal 2008.

Gross Profit. Gross profit on optical sales decreased to $85.7 million for the thirteen weeks ended October 3, 2009 from $86.9 million for the thirteen weeks ended September 27, 2008. Gross profit as a percentage of optical sales decreased to 63.3% for the thirteen weeks ended October 3, 2009 from 65.0% for the thirteen weeks ended September 27, 2008. The decrease in gross profit as a percentage of optical sales was largely the result of the increase in the sale of lower margin specialty and contact lenses and an increase in doctor payroll and lab expenses. Consistent with our strategy of investing in our customers and to provide the appropriate and expected level of service, both in eye exams and one hour lab processing, we maintain staffing levels that are not as efficient in periods of slower transaction volumes. This inefficiency was further impacted by increases in employee benefit spending related to our 2009 annual medical plan enhancements. This increased spending is consistent with our strategy of investing in our employees and has led to decreased employee turnover when compared to fiscal 2008, an improvement that will result in future customer service and training expense benefits.

Selling General & Administrative Expenses (SG&A). SG&A increased to $72.1 million for the thirteen weeks ended October 3, 2009 from $68.3 million for the thirteen weeks ended September 27, 2008. SG&A, as a percentage of optical sales, increased to 53.2% for the thirteen weeks ended October 3, 2009 from 51.1% for the thirteen weeks ended September 27, 2008. This percentage increase was largely due to an increase in employee benefit expenses and the deleveraging of occupancy expenses offset by expense control initiatives in retail expenditures.

Net Interest Expense. Net interest expense decreased to $4.8 million for the thirteen weeks ended October 3, 2009 from $5.6 million for the thirteen weeks ended September 27, 2008. This decrease was primarily due to lower interest rates on the portion of our debt that has variable interest rates as well as lower outstanding debt balances as a result of a principal payment made during fiscal 2008.

Income Tax Expense. Income tax expense decreased to $4.0 million for the thirteen weeks ended October 3, 2009 from $5.6 million for the thirteen weeks ended September 27, 2008 primarily due to a $4.3 million decrease in income before taxes. Our effective tax rate was 42.6% for the thirteen weeks ended October 3, 2009 and 40.6% for the thirteen weeks ended September 27, 2008.

Net Income. Net income decreased to $5.4 million for the thirteen weeks ended October 3, 2009 compared from $8.2 million for the thirteen weeks ended September 27, 2008.

The Thirty-nine Weeks Ended October 3, 2009 Compared to the Thirty-nine Weeks Ended September 27, 2008.

Net Revenues. Net revenues increased to $427.7 million for the thirty-nine weeks ended October 3, 2009 from $409.5 million for the thirty-nine weeks ended September 27, 2008. The increase in revenues was primarily driven by a 0.8% increase in comparable store sales and new store openings. Net revenues attributable to new stores that opened in the first thirty-nine weeks of fiscal 2009 were $7.6 million. The increase in net revenues attributable to the effect of new stores opened in fiscal 2008 being open in the first three quarters of fiscal 2009 was $8.3 million. While comparable sales increased 0.8% for the thirty-nine week period ended October 3, 2009, the increase was driven by an increase in average ticket of 5.5%, which was partially offset by a decline in comparable transactions of negative -3.2%. The increase in average ticket was driven by the continued increase in the sale of premium lenses. The decline in comparable transactions was a reflection of the slower volumes experienced by most retailers in the current economic climate. Total managed vision care sales increased by 14.5%, or $18.1 million. In addition, we opened 18 new stores in the first thirty-nine weeks of fiscal 2009 and closed 4.

Gross Profit. Gross profit on optical sales increased to $271.9 million for the thirty-nine weeks ended October 3, 2009 from $267.8 million for the thirty-nine weeks ended September 27, 2008. Gross profit as a percentage of optical sales decreased to 63.9% for the thirty-nine weeks ended October 3, 2009 from 65.8% for the thirty-nine weeks ended September 27, 2008. The decrease in gross profit as a percentage of optical sales was largely the result of the increase in the sale of lower margin specialty lenses and an increase in doctor payroll and lab expenditures. Consistent with our strategy of investing in our customers and to provide the appropriate and expected level of service to customers, both in eye exams and one hour lab processing, we maintain staffing levels that are not as efficient in periods of slower transaction volumes. This inefficiency was further impacted by increases in employee benefit spending related to our 2009 annual medical plan enhancements. This increased spend is consistent with our strategy of investing in our employees and has led to decreased employee turnover when compared to fiscal 2008, an improvement that will result in future customer service and training expense benefits.

Selling General & Administrative Expenses (SG&A). SG&A increased to $215.9 million for the thirty-nine weeks ended October 3, 2009 from $204.6 million for the thirty-nine weeks ended September 27, 2008. SG&A, as a percentage of optical sales, increased to 50.7% for the thirty-nine weeks ended October 3, 2009 from 50.2% for the thirty-nine weeks ended September 27, 2008. This percentage increase was largely due to an increase in employee benefit expenses offset by leveraging of overhead expenditures and expense control initiatives in retail expenditures and advertising.

Net Interest Expense. Net interest expense decreased to $14.8 million for the thirty-nine weeks ended October 3, 2009 from $16.9 million for the thirty-nine weeks ended September 27, 2008. This decrease was primarily due to lower interest rates on the portion of our debt that has variable interest rates as well as lower outstanding debt balances as a result of a principal payment made during fiscal 2008.

Income Tax Expense. Income tax expense decreased to $17.6 million for the thirty-nine weeks ended October 3, 2009 from $19.9 million for the thirty-nine weeks ended September 27, 2008, primarily due to the $5.3 million decrease in income before taxes. Our effective tax rate was 40.6% for the thirty-nine weeks ended October 3, 2009 compared to 40.9% for the thirty-nine weeks ended September 27, 2008.

Net Income. Net income decreased to $25.9 million for the thirty-nine weeks ended October 3, 2009 compared to $28.7 million for the thirty-nine weeks ended September 27, 2008.

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

Cash flows from operating activities provided net cash of $45.0 million for the thirty-nine weeks ended October 3, 2009 and $56.9 million for the thirty-nine weeks ended September 27, 2008. This decrease was primarily related to our declining income, which also lead to decreases in our tax liabilities. Our other sources of working capital are cash on hand and funding from the revolving portion of our Credit Facility (as defined below). As of October 3, 2009, we had $36.9 million of cash available to meet our obligations. We had $23.2 million of borrowings available under the $25.0 million Revolver (as defined below), excluding $1.8 million letters of credit outstanding. These letters of credit are held by our insurance carriers in lieu of actual cash deposits. The Revolver terminates on March 1, 2010, with any outstanding balances due at that time. The outstanding letters of credit will be converted at that time.

Payment on debt has been our principal financing activity. Cash flows used in financing activities were $1.5 million for the thirty-nine weeks ended October 3, 2009 and $1.7 million for the thirty-nine weeks ended September 27, 2008, respectively and related solely to the payment of debt.

Our working capital primarily consists of cash and cash equivalents, accounts receivable, inventory, accounts payable and accrued expenses and was $34.3 million as of October 3, 2009. Our working capital was $6.2 million as of January 3, 2009. The increase in working capital is primarily due to accumulation of cash as we have made no voluntary prepayments of our Credit Facility during the first three quarters of fiscal 2009.

Capital expenditures were $20.1 million for the thirty-nine weeks ended October 3, 2009 compared to $21.4 million for the thirty-nine weeks ended September 27, 2008. Capital expenditures for all of fiscal 2009 are projected to be approximately $27.5 million. Of the planned fiscal 2009 capital expenditures, approximately $10.2 million is related to commitments for new stores and approximately

$17.3 million is expected to be for improvement of existing facilities and systems including the completion of our central lab facility relocation.

Based upon current operations, we believe that our cash flows from operations will be adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next twelve months with the exception of capital contributions from HVHC. Any such future HVHC contributions will be used for capital expenditures and are not part of our annual maximum capital expenditure limit under the Credit Facility. Our ability to satisfy our financial covenants under our Credit Facility, meet our debt service obligations and reduce our debt will be dependent on our future performance, which, in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. We believe that our ability to repay amounts outstanding under our Credit Facility and the Notes at maturity will likely require additional financing, which may not be available to us in the future on acceptable terms, if at all. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Long-Term Debt

Credit Facility

In March 2005, we entered into a credit agreement which provided for $165.0 million in term loans (the “Term Loan Facility”) and $25.0 million in revolving credit facilities (the “Revolver” and together with the Term Loan Facility, the “Credit Facility”). The borrowings under the Credit Facility together with the net proceeds from the offering of the Initial Notes (as defined below) and the equity investment of Moulin Global Eyecare Holdings Limited and Golden Gate Capital were used to: (i) pay a cash portion of the purchase price for the equity interests held by Thomas H. Lee Partners in us and sold to ECCA Holdings Corporation in March 2005, (ii) repay debt outstanding under a previous credit facility, (iii) retire old notes, (iv) pay the related tender premium and accrued interest and (v) pay the related transaction fees and expenses. The remainder of the Credit Facility is available to finance working capital requirements and general corporate purposes.

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

Year	(in millions)
2009	0.41
2010	1.65
2011	1.65
2012	80.28

$83.99

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

As of October 3, 2009 we were in compliance with all of our financial covenants.

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

Notes

On February 4, 2005, we issued $152.0 million aggregate principal amount of our 10 3/4% Senior Subordinated Notes (the “Initial Notes”) due 2015. We filed a registration statement with the Securities and Exchange Commission with respect to an offer to exchange the Initial Notes for notes which have terms substantially identical in all material respects to the Initial Notes, except such notes are freely transferable by the holders thereof and are issued without any covenant regarding registration (the “Notes”). The registration statement was declared effective on September 26, 2005. The exchange period ended October 31, 2005. The Notes are the only notes we have which are currently outstanding.

The Notes:

•	are our general unsecured, senior subordinated obligations;

•	mature on February 15, 2015;

•

are subordinated in right of payment to all existing and future Senior Indebtedness (as defined in that certain Indenture between us and the Bank of New York as Trustee, dated February 4, 2005 (the “Indenture)), including the Credit Facility;

•	rank equally in right of payment to any future Senior Subordinated Indebtedness (as defined in our Indenture);

•

are unconditionally guaranteed on a senior subordinated basis by each of our existing Subsidiaries (as defined in the Indenture) and any future Restricted Subsidiary (as defined in the Indenture) of ours that is not a Foreign Subsidiary (as defined in the Indenture);

•

are effectively subordinated to any future Indebtedness (as defined in the Indenture) and other liabilities of Subsidiaries (as defined in the Indenture) of ours that are not guaranteeing the notes; and

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

On and after February 15, 2010, we may redeem all or, from time to time, a part of the Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount) plus accrued and unpaid interest on the Notes, if any, to the applicable redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the twelve-month period beginning on February 15 of the years indicated below:

YEAR	REDEMPTION PRICE
2010	105.375%
2011	103.583%
2012	101.792%
2013 and thereafter	100.000%

Covenants. The Notes contain customary negative covenants including but not limited to:

•	limitation on indebtedness;

•	limitation on restricted payments;

•	limitation on liens;

•	initial and future subsidiary guarantors; and

•	change of control.

Off-balance sheet arrangements. As of October 3, 2009, our only off-balance sheet arrangements were letters of credit, in the amount of $1.8 million, issued under our old credit facility primarily to insurance companies and remain outstanding under our Credit Facility. These letters of credit are held by our insurance carriers in lieu of actual cash deposits and can be called to cover our claims payments if we fail to directly pay the carriers. By maintaining these letters of credit we are able to utilize the cash for operating purposes and pay minimal fees under the Credit Facility.

There has been no material change in our operating contractual obligations, including our operating leases, other than in the ordinary course of business since the end of fiscal 2008. See our 2008 Form 10-K for additional information regarding our off-balance sheet arrangements and contractual obligations.

Future Capital Resources. Based upon current operations, anticipated cost savings and future growth, we believe that our cash flows from operations are adequate to meet our anticipated requirements for working capital, capital expenditures and scheduled principal and interest payments through the next 12 months. Our ability to satisfy our financial covenants under the Credit Facility to meet our debt service obligations and to reduce our debt will depend on our future performance, which in turn, will be subject to general economic conditions and to financial, business, and other factors, including factors beyond our control. In the event we do not satisfy our financial covenants set forth in the Credit Facility, we may attempt to renegotiate the terms of the Credit Facility with our lenders for further amendments to, or waivers of, the financial covenants of the Credit Facility. We believe that our ability to repay the Credit Facility at maturity will likely require additional financing. We cannot assume that additional financing will be available to us. A portion of our debt bears interest at floating rates; therefore, our financial condition is and will continue to be affected by changes in prevailing interest rates.

Seasonality and Quarterly Results

Our sales fluctuate seasonally. Historically, our highest sales and earnings occur in the first and third fiscal quarters; therefore, quarterly results are not necessarily indicative of results for the entire year, and the opening of new stores may affect seasonal fluctuations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential risk of loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes. There has been no material change in our market risk during the thirteen weeks ended October 3, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2008 Form 10-K.

Our primary market risk exposure is interest rate risk. As of October 3, 2009, approximately $84.0 million of our long-term debt bore interest at variable rates. Accordingly, our net income is affected by changes in interest rates. For every one hundred basis point change in the average interest rate under our $84.0 million in long-term borrowings, our annual interest expense would change by approximately $0.8 million.

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

There has been no change in our internal controls over financial reporting that occurred during the thirteen weeks ended October 3, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are a party to routine litigation in the ordinary course of our business. There are no such pending matters, individually or in the aggregate that we believe to be material to our business or our financial condition that has arisen during the thirteen weeks ended October 3, 2009. For further discussion, please refer to our 2008 Form 10-K.

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

EYE CARE CENTERS OF AMERICA, INC.

Date:	November 12, 2009

by:	/S/ JENNIFER L. TAYLOR
Jennifer L. Taylor
Executive Vice President and Chief Financial Officer